Form 10-Q
period 2010-09-30
AMERICAN RESTAURANT CONCEPTS INC
filed 2010-12-16
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 333-161792

AMERICAN RESTAURANT CONCEPTS, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	59-3649554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14476 Duval Place West, Suite 103, Jacksonville, FL  32218

 (Address of principal executive offices)

(904) 741-5500

 (Issuer’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  35,008,467 shares of Common Stock as of December 1, 2010.

AMERICAN RESTAURANT CONCEPTS, INC.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

20

Item 4.  Controls and Procedures.

21

PART II.  OTHER INFORMATION.

21

Item 1.  Legal Proceedings.

21

Item 1A.  Risk Factors.

21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

21

Item 3.  Defaults upon Senior Securities.

22

Item  4. (Removed and Reserved)

22

Item 5.  Other Information.

22

Item 6.  Exhibits.

22

SIGNATURES

23

EXHIBIT INDEX

24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN RESTAURANT CONCEPTS, INC.

 BALANCE SHEETS

SEPTEMBER 26, 2010 AND DECEMBER 27, 2009

	SEPTEMBER 26, 2010	DECEMBER 27, 2009

ASSETS
Cash	$ 10,691	$ 105,782
Advertising fund restricted assets	4,750	351
Accounts receivable, net	15,468	1,616
Total current assets	30,909	107,749

Property and equipment, net of accumulated depreciation of $4,674	-	-

Total Assets	$ 30,909	$ 107,749

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$ 86,480	$ 56,203
Advertising fund restricted liabilities	4,750	351
Accrued interest	1,245	20,796
Rescission agreement payable	60,000	80,000
Notes payable (Note 5)	11,000	11,000
Bank note payable (Note 5)	285,664	314,197
Total current liabilities	449,139	482,547

Rescission agreement payable	74,000	170,000
Bank note payable - long-term	-	-
Total liabilities	523,139	652,547

Stockholders' deficit:
Class A Common stock, par value $0.01, 100,000,000 shares authorized, 35,008,467 shares issued and outstanding at September 26, 2010 and December 27, 2009, respectively	10,086	8,668
Additional paid in capital	268,948	234,916

Accumulated deficit	(771,264)	(788,382)
Total stockholders' deficit	(492,230)	(544,798)

Total Liabilities and Stockholders' Deficit	$ 30,909	$ 107,749

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2010 AND SEPTEMBER 27, 2009

	2010	2009
	(Unaudited)	(Unaudited)

Revenue	$ 331,703	$ 384,039
Revenue – Related party	53,502	48,636
Total Revenue	385,205	432,675

Expenses

Professional fees	$ 116,008	$ 215,327
Salaries and wages	167,492	562,288
Stock-based compensation	-	76,800
General and administrative	70,317	151,012
	353,817	1,005,427

Income (loss) from operations	31,388	(572,752)

Interest expense	(14,270)	(19,603)

Net income (loss)	$ 17,118	$ (592,355)

Net income per common share - basic and fully diluted	$ -	$ (0.02)

Weighted average number of common shares outstanding - basic and fully diluted	34,882,652	34,531,308

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2010

AND SEPTEMBER 27, 2009

	2010	2009
	(Unaudited)	(Unaudited)

Revenue	$ 117,117	$ 134,425
Revenue – Related party	17,601	19,003
Total Revenue	134,718	153,428

Expenses

Professional fees	$ 13,928	$ 102,031
Salaries and wages	47,833	55,908
General and administrative	30,938	88,215
	92,699	246,154

Income (loss) from operations	42,019	(92,726)

Interest expense	(7,705)	(6,579)

Net income (loss)	$ 34,314	$ (99,305)

Net income per common share - basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding - basic and fully diluted	34,916,092	34,758,707

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2010

(UNAUDITED)

	CLASS A		ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 27, 2009	34,866,667	$ 8,668	$ 234,916	$ (788,382)	$ (544,798)

Common stock issued in private placement	141,800	1,418	34,032	-	35,450
Net income	-	-	-	17,118	17,118

Balance as of September 26, 2010	35,008,467	$ 10,086	$ 268,948	$ (771,264)	$ (492,230)

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2010 AND SEPTEMBER 27, 2009

	2010	2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net income (loss)	$ 17,118	$ (592,355)

Issuance of common stock for services	-	76,800

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Rescission agreement payable	(116,000)	-
Deferred revenue	-	(13,794)
Accounts receivable	(13,852)	33,507
Accounts payable and accrued liabilities	10,726	12,079
		-
Net cash provided by operating activities	(102,008)	(483,763)

Net cash provided by investing activities	-	-

Cash flows from financing activities

Proceeds from sale of common stock	35,450	153,700
Proceeds from repayments of due from related parties	-	70,397
Repayments of bank loans	(28,533)	(19,162)
Dividend distributions	-	-

Net cash used in financing activities	6,917	204,935

Net decrease in cash	$ (95,091)	$ (278,828)

Cash - beginning of period	$ 105,782	$ 375,537
Cash - end of period	$ 10,691	$ 96,709

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 26, 2010

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

(a) Nature of Business

We were organized for the purpose of operating Dick’s Wings restaurants, as well as selling Dick’s Wings restaurant franchises.  We franchise two concepts involving Dick’s Wings:  Dick’s Wings Express is a limited service restaurant that concentrates on take-out orders, and Dick’s Wings & Grill is a full-service restaurant.  In exchange for the initial and continuing franchise fees received, we give franchisees the right to use the name Dick’s Wings.

At September 26, 2010, we had 19 franchised restaurants, of which one was closed for remodeling.

(b) Fiscal Year

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal year will allow direct year to year comparisons of the future financial statements.

(c) Restaurant Sales Concentration

As of September 26, 2010, we had 17 franchised restaurants in the state of Florida and 2 in the state of Georgia. The restaurants in Florida aggregated 90% of our total franchise network sales in fiscal 2010. We are subject to adverse trends and economic conditions in the state of Florida.

(d) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(e) Accounts Receivable

Accounts receivable – consists primarily of royalty receivables from our franchisees. In addition, accounts receivable may include contractually-determined receivables for leasehold improvements, credit cards, vendor rebates, and purchased interest on investments.

(f) Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements include the cost of improvements funded by landlord incentives or allowances and during the build-out period leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which typically range from five to ten years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to eight years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

(h) Revenue Recognition

Franchise agreements have terms ranging from ten to twenty years. These agreements also convey multiple extension terms of five or ten years, depending on contract terms and if certain conditions are met.  We provide the use of the Dick’s Wings trademarks, system, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5% of a restaurant’s sales.

Franchise fee revenue from individual franchise sales is recognized upon opening of the franchised restaurant when all material obligations and initial services to be provided by us have been performed.  Because franchise fees are deemed fully earned and non-refundable under our franchise agreements, we recognize franchisee fee revenue from franchisors who abandon their effort to open a store at the time of abandonment.

Royalties are accrued as earned and are calculated each period based on restaurant sales as reported by the franchisees.

License fees from area development agreements are recorded as deferred revenue, and are amortized ratably based on the total number of restaurants in the development schedule of the agreement.  The amount is derived by dividing the total amount of the license fee by the number of restaurants in the development schedule.  When a new restaurant is opened under the area development agreement, a proportionate amount of the license fee is recognized as revenue.

With respect to one area development partner, we agreed to allow the partner to retain all franchise fees paid by franchisees procured by the partner, and to share a percentage of royalties paid by franchisees procured by or supervised by the partner. We do not record as revenue any franchise fees paid by franchisees procured by the partner because we are not allowed to retain any portion of that revenue.  With respect to royalties in which partner in the partner is entitled to a share, we record as revenue the full royalty paid by the franchisee and record the partner’s share of the revenue as a professional fee expense.

All sales taxes are presented on a net basis and are excluded from revenue.

(i) Franchise Operations

We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Dick’s Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Dick’s Wings brand. The franchisee is required to operate their restaurants in compliance with their franchise agreement that includes adherence to operating and quality control procedures established by us. We do not provide loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, we do not provide any financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We receive a 5% royalty of gross sales as defined in the franchise agreement and in most cases, allowances directly from the franchisees’ vendors that generally are less than 0.5% of the franchisees’ gross sales. We have financial exposure for the collection of the royalty payments. Franchisees generally remit franchise payments weekly for the prior week’s sales, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties; however, starting in 2009 we began to waive or reduce franchise fees on a case by case basis due to economic problems experienced by some franchisees resulting from factors outside their control, such as the vacancy of an anchor tenant, or excessive vacancies, in the shopping center in which they are located. Franchise and area development fees are paid upon the signing of the related agreements.

(k) Payments Received from Vendors

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Franchisee purchase allowances are recorded as Other Income.  Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs.

(l) Advertising Costs and National Advertising Fund

We maintain a system-wide marketing and advertising fund. Our franchised restaurants are required to remit a designated portion of sales to the advertising fund that is used for marketing and advertising efforts throughout the system.  Our franchise agreements permit us to assess each franchisee a maximum of 3% of sales for the advertising fund.  In the first six months of 2010, we charged a flat rate of $250 per month per store.  During the third quarter of 2010, we ceased collecting any advertising fees from our franchisees.  Certain payments received from various vendors are deposited into the National Advertising Fund. These funds are used for development and implementation of system-wide initiatives and programs.  In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the advertising funds are not included in our Statements of Income or Consolidated Statements of Cash Flows because the contributions to these advertising funds are designated for specific purposes, and we act as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets and related restricted liabilities are identified on our Balance Sheets.

(m) Basic and Diluted Per Common Share

Under Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic  earnings  per common  share is computed by dividing income available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. When income available for common shareholders is negative, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

(n) Use of Estimates

Our Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Financial Statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

(o) Stock Based Compensation

We issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction

(p) Significant Recent Accounting Pronouncements)

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06 "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ASU 2010-06 amends ASC 820 Fair Value Measurements and Disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010. The additional disclosure requirements did not have any financial impact on our consolidated financial statements.

NOTE 2 - Commitments & Contingencies

We lease our corporate offices under an operating lease.  The lease is effective through March 31, 2011.  The future lease obligations for the corporate office are as follows:

2010

$1,364 per month

$4,092 total

2011

$1,404 per month

$4,212 total

NOTE 3 - Capital Stock; Stockholders’ Deficit

We currently have one class of Common Stock authorized, issued and outstanding — Class A. Common Stock.  Par value is $0.01/share. We do not currently have any outstanding stock options, restricted stock, or employee stock purchase plans, other than as described below.  As of September 26, 2010, we had 35,008,467 shares of Common Stock outstanding. In June 2010, we commenced a private offering of up to 1,000,000 Units for $0.25 per Unit, with each Unit consisting of one share of common stock, one Class A Warrant and one Class B Warrant.  Each Class A Warrant entitles the holder to purchase one share of common stock for $0.50 per share until December 31, 2011.  Each Class B Warrant entitles the holder to purchase one share of common stock for $1.25 per share until December 31, 2012.  During the three months ending September 26, 2010, we sold 141,800 Units for gross proceeds of $35,450 to four investors.

NOTE 4 - Related Party Transactions

We have entered into a franchise agreement for three restaurants in the Jacksonville, Florida area with Hot Wings Concepts, Inc., which is owned by Michael Rosenberger.  The terms of the franchise agreements are identical to the franchise agreements executed by unrelated franchisees, except that Hot Wings Concepts, Inc. was not required to pay an initial franchise fee.  During the three and nine months ended September 26, 2010, we received revenues of $17,602 and $53,502, respectively, from the restaurants operated by Hot Wings Concepts, Inc.

NOTE 5 - Notes Payable

In October 30, 2008, we entered into a loan agreement with Bank of America in the original principal amount of $338,137.92.  The loan agreement consolidated five separate loans which Bank of America had made to us previously.  The loan bears interest at 7% per year, and requires equal month payments of principal and interest of $6,710.65 per month, until November 3, 2013, when the loan is scheduled to be repaid in full.  The loan is secured by substantially all of our assets, and is guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts, Inc.  On February 22, 2010, we entered into a Forbearance Agreement with Bank of America, N.A.   Under the Forbearance Agreement, our monthly payment obligation is reduced to interest only until November 3, 2010, which represents a substantial reduction in our monthly payment.  However, the entire loan is due and payable on November 3, 2010, unless that date is extended by the lender.

During the fourth quarter of 2008, we borrowed $11,000 from four unrelated persons and issued each lender a promissory note.  The notes bear interest at the rate of 6% per annum, and provide for one balloon payment of all principal and interest three years after the date of the note.  The proceeds were used by us to defray costs associated with a planned public offering.

NOTE 6 – Termination of Master License Agreement

On January 13, 2010, we entered into a settlement agreement with DWG Partners, under which the Master License Agreement between us and DWG Partners was rescinded and we agreed to refund DWG Partners $250,000 of the original license fee paid by DWG Partners.  We agreed to pay the refund of the license fee by payment of $25,000 upon execution of the agreement, and $5,000 per month until it is paid in full.  In addition, we agreed to pay DWG Partners the proceeds of any franchise fees received from the sale to a franchisee of a store location of which DWG Partners is the lessee, which will be applied to the $250,000 obligation.  Finally, we agreed to allow DWG Partners to retain any royalties it has collected from three franchisees (of which two are open and operating) that it procured, and to allow it to continue collecting royalties from those franchisees until the $250,000 obligation is paid in full, with the amount of any franchisee fees collected after December 15, 2009 being applied to reduce the $250,000 obligation.

NOTE 7 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We reported net income of $17,118 for the nine months ended September 26, 2010.  We also renegotiated a bank loan in the nine months ended September 26, 2010 so that it is no longer in default, but the entire amount is due and payable in the fourth quarter of 2010 unless we negotiate a further extension.  We have current assets of $30,909 and current liabilities of $449,139.  In addition, we have an accumulated deficit of ($771,264) and have maturing a significant loan due in the fourth quarter of 2010, unless we negotiate a further extension. We intend to raise money from the sale of common stock in a private offering to reduce our indebtedness and provide funds for expansion.  Alternatively, we will need to restructure our indebtedness and turn around our operations.  Those conditions raise substantial concern about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - Subsequent Events

On November 3, 2010, a loan from Bank of America in the original principal amount of $338,137.92 matured.  As a result, we are in technical default under the loan.  We have an oral representation from Bank of America that it will extend the term of the loan, but to date formal documents extending the loan have not been executed.  We expect the loan to be formally extended before the end of December 2010.

In November 2010, FINRA approved our common stock for trading on the OTC Bulletin Board. Our symbol is “ANPZ.OB .”

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

Our business is the franchise of Dick’s Wings restaurants, using the Dick’s Wings product line. Dick’s Wings Express is a limited service restaurant, concentrating on take-out orders.  Dick’s Wings & Grill is a full service restaurant.

We currently only offer individual franchise agreements, under which a qualified purchaser may establish and operate a restaurant under the Dick’s Wings marks and system at a single location within a specified territory.  We currently have 17 franchisees located in Florida and two franchisees located in Georgia.

Results of Operations

Nine Months ended September 26, 2010 and September 27, 2009

During the nine months ended September 26, 2010 and September 27, 2009, our revenues were $385,205 and $432,674, respectively, a decrease of $47,470, or 11.0%.  We had 19 franchised locations in 2010 as of September 26, 2010, of which 18 were open. During the nine months ended September 26, 2010, we had two franchisees close, we had one store closed for remodeling the entire period, one store closed for remodeling for part of the period and one store open.

Our decreased revenues were largely attributable to decreased franchise fees and other revenue, as franchise fees were largely unchanged.  Below is a comparison of our revenues by category:

	2010	2009
Royalty income	$ 349,548	$ 354,332
Franchise fees	27,550	48,794
Other revenue	8,107	29,549
Total revenue	$ 385,205	$ 432,675

Our royalty income from same-store sales (stores opened for all nine months of both 2010 and 2009) was $287,720 in 2010 as compared to $276,561 in 2009, an increase of $11,159, or 4%.  Royalty income from stores that did not meet our criteria for same store sales was $61,828 in 2010 versus $60,844, a decrease of 1.6%.  Our royalty income was adversely affected by lower sales by franchisees as a result of tough economic conditions, increased vacancies of anchor tenants in some shopping centers which reduced overall traffic to the shopping center significantly, and temporary cessation of operations at two stores for remodeling.  In addition, we waived or agreed to reduce royalties in full at several locations in 2010 that were experiencing difficulty in their local markets.  While we expect sales to increase as the economy improves, sales at locations that are adversely affected by vacancies in their shopping center may not rise until the vacancy rate at the center decreases, particularly among anchor tenants.

Our franchise fees decreased as a result of decreased activity signing up new franchisees. In October 2008, we entered into an area development agreement with an entity that paid $400,000 for the exclusive rights to sign new franchisees in Florida, as long as the entity opened new locations in accordance with a schedule in the agreement.  We terminated the agreement in late 2009.  Because of the area development agreement, we ceased looking for new franchisees, and it will take some time to replenish our pipeline of potential franchisees.  Our franchise fee income in 2009 represents the amortization of deferred revenue associated with the area development agreement, while in 2010 our franchise fee income represents transfer fees of $10,000 that we collected from sales of franchised locations, and franchise fees from one new location.   Our other revenues were down significantly from 2009 to 2010.

Our operating expenses decreased from $1,005,427 in 2009 to $353,817 in 2010, a decrease of $651,610, or 64.8%.  Because our operating expenses decreased significantly more than our revenues decreased, we recorded an operating profit of $31,388 in 2010 as compared to an operating loss of ($572,752) in 2009.  Our change in operating expenses was attributable to the following factors:

•

The major change in our operating expenses was a decrease in salaries and wages from $562,288 in 2009 to $167,492 in 2010, a decrease of $394,796, or 70.2%.  The most significant factors that caused salaries and wages to increase was one-time bonus to our chief executive officer in 2009 from the proceeds of a master development agreement, the elimination of personal credit charges of our chief executive officer that were charged to compensation expense in 2009 as compared to 2010, and a bonus of $70,397 to our chief executive officer that we declared in 2009 in form of the foregiveness of loans that had been made to him in prior years.

•

Professional fees decreased significantly from $215,327 in 2009 to $116,008 in 2010, a decrease of $99,319, or 46.1%.  Professional fees in 2009 consisted largely of legal and accounting expenses incurred to file a registration statement with the Securities and Exchange Commission, as well as consulting fees paid to our area development partner.  In particular, an area development agreement that we signed in late 2008 provided that we would pay the area development partner 60% of the royalties we received from any stores for which we delegated management and supervision duties to the partner.  Amounts paid to the area development partner under this provision in 2010 and 2009 were $0 and $100,855, respectively.  In late 2009, we ceased the area development partner’s management responsibility over those stores, and thus our obligation to continue making the payments ceased.  In 2010, our professional fees consisted largely of legal and auditing fees incurred in connection with a registration statement.

•

General and administrative expenses were lower, decreasing from $151,012 in 2009 to $70,317 in 2010, a decrease of 53.4% as a result of greater expense controls.

•

Stock-based compensation decreased from $76,800 in 2009 to $0 in 2010 as a result of shares of common stock issued to individuals for various services in 2009 but not in 2010.

Net loss decreased from a loss of ($592,355) in 2009 to a net income of $17,118 in 2010.   The decrease in our net loss was attributable to a decreased operating loss in 2010 as compared to 2009.  Interest expense was slightly lower in 2010 as compared to 2009 as a result of reductions in the average principal balance of our outstanding debt.

Three Months ended September 26, 2010 and September 27, 2009

During the three months ended September 26, 2010 and September 27, 2009, our revenues were $134,718 and $153,428, respectively, a decrease of $18,710, or 12.2%.  We had 19 franchised locations in 2010 as of September 26, 2010, of which 18 were open.

Our decreased revenues were largely attributable to decreased royalty income and other income, as franchise fees were largely unchanged.  Below is a comparison of our revenues by category:

	2010	2009
Royalty income	$ 130,880	$ 118,590
Franchise fees	2,550	20,000
Other revenue	1,288	14,838
Total revenue	$ 134,718	$ 153,428

Our royalty income from same-store sales (stores opened for all three months of both 2010 and 2009) was $96,553 in 2010 as compared to $95,366 in 2009, an increase of $1,187, or 1.2%.  Royalty income from stores that did not meet our criteria for same store sales was $34,327 in 2010 versus $18,523 in 2009, an increase of 85.3%.  Our royalty income was adversely affected by lower sales by franchisees as a result of tough economic conditions, increased vacancies of anchor tenants in some shopping centers which reduced overall traffic to the shopping center significantly, and temporary cessation of operations at two stores for remodeling.  In addition, we waived or agreed to reduce royalties in full at several locations in 2010 that were experiencing difficulty in their local markets.  While we expect sales to increase as the economy improves, sales at locations that are adversely affected by vacancies in their shopping center may not rise until the vacancy rate at the center decreases, particularly among anchor tenants.

Our franchise fees decreased as a result of decreased activity signing up new franchisees. In October 2008, we entered into an area development agreement with an entity that paid $400,000 for the exclusive rights to sign new franchisees in Florida, as long as the entity opened new locations in accordance with a schedule in the agreement.  We terminated the agreement in late 2009.  Because of the area development agreement, we ceased looking for new franchisees, and it will take some time to replenish our pipeline of potential franchisees.  Our franchise fee income in 2009 represents the amortization of deferred revenue associated with the area development agreement, while in 2010 our franchise fee income represents franchise fees from one new location.  Our other revenues were down from 2009 to 2010 due to lower food rebates of $12,050.

Our operating expenses decreased from $246,154 in 2009 to $92,699 in 2010, a decrease of $153,455, or 62.3%.  Because our operating expenses decreased significantly more than our revenues decreased, we recorded an operating profit of $42,019 in 2010 as compared to an operating loss of ($92,726) in 2009.  Our change in operating expenses was attributable to the following factors:

•

Salaries and wages decreased slightly from $55,908 in 2009 to $47,833 in 2010, a decrease of $8,075, or 14.4%.

•

Professional fees decreased from $102,031 in 2009 to $13,928 in 2010, a decrease of $88,103, or 86.3%.  Professional fees in 2009 consisted largely of legal and accounting expenses incurred to file a registration statement with the Securities and Exchange Commission, as well as consulting fees paid to our area development partner.  In particular, an area development agreement that we signed in late 2008 provided that we would pay the area development partner 60% of the royalties we received from any stores for which we delegated management and supervision duties to the partner.  Amounts paid to the area development partner under this provision in 2010 and 2009 were $0 and $10,000, respectively.  In late 2009, we ceased the area development partner’s management responsibility over those stores, and thus our obligation to continue making the payments ceased.  In 2010, our professional fees consisted largely of legal and auditing fees incurred in connection with a registration statement.

•

General and administrative expenses were lower, decreasing from $88,215 in 2009 to $30,938 in 2010, a decrease of 64.9%, as a result of greater expense controls.

Net loss decreased from a loss of ($99,305) in 2009 to a net income of $34,314 in 2010.   The decrease in our net loss was attributable to a decreased operating loss in 2010 as compared to 2009.  Interest expense was slightly lower in 2010 as compared to 2009 as a result of reductions in the average principal balance of our outstanding debt.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last nine months ended September 30, 2009 and 2010:

Nine months ended
	September 26, 2010	September 27, 2009
Net cash provided by (used) in operating activities	$ (102,008)	$ (483,763)
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	6,917	204,935
Net (decrease) increase in unrestricted cash and cash equivalents	$ (95,091)	$ (278,828)

Comparison of 2009 and 2010

Operating activities used ($102,008) of cash in 2010, as compared to ($483,763) of cash in 2009.  Our operating assets and liabilities used ($102,008) of cash in 2010, most of which resulted from a reduction in the amount payable under a rescission agreement of $116,000, a decrease in accounts receivable of ($13,852), offset by an increase in accounts payable of $10,726.

Major non-cash items that affected our cash flow from operations in 2009 were $76,800 for the value of common stock issued for compensation.  Our operating assets and liabilities supplied $31,792 of cash, which resulted from an increase in accounts payable of $12,079, a decrease in accounts receivable of $33,507, offset by an increase in deferred revenue of ($13,794).

Investing activities did not use or supply any cash in the nine months ending September 30, 2010 or 2009.

Financing activities supplied $6,917 of cash in 2010 as compared to $204,935 of cash in 2009.  In 2010, we raised $35,450 from an offering of common stock and warrants, and used $28,533 to repay our bank loan.  In 2009, we raised $153,700 from an offering of common stock and $90,397 from the repayment of a related party loan, and used $19,162 to repay our bank loan.

Current Liquidity

Our balance sheet as of September 26, 2010 reflects cash of $10,691, current assets (excluding restricted cash) of $26,159, current liabilities of $444,389 (excluding liabilities payable from restricted cash), and a working capital deficit of ($418,230).  As of December 27, 2009, we had cash of $105,782, current assets (excluding restricted cash) of $107,398, current liabilities of $482,196 (excluding liabilities payable from restricted cash), and a working capital deficit of ($374,798).   Our working capital deficit increased in the nine months ended September 26, 2010, as we used resources to reduce bank debt, accounts payable and a rescission liability partially offset by net income of $17,118.

As of September 26, 2010, our current liabilities included $285,664 that we owed on a bank loan that matured in November 2010.  We have an oral commitment from the bank to extend the loan, but have not formally executed an extension yet.  If we do not negotiate an extension, we will need to raise money from the sale of common stock to generate funds to repay the loan.  As a result, our auditor has raised substantial concern about our ability to continue as a going concern.

Based on our analysis and operating budget for the next twelve months, we believe that cash flows generated from franchise fees and royalties will be sufficient to fund our operating expenses for the next twelve months.  These expenses include marketing, advertising, commissions and administrative expenses, as well as increased administrative expenses attributable to increased legal and accounting fees associated with being a reporting company.  However, cash flows from operations will not be sufficient to repay our bank debt or expand our franchise system.

In order to implement our business plan to expand our franchise system to new geographic areas, we believe we need approximately $1.5 million over the next five years.  The additional funds will be needed to hire the personnel to locate, qualify, train and supervise additional franchisees.  We also may need additional funds to repay our bank indebtedness.  Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans as well as our financial condition and results of operations.  Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate and expand.

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We reported net income of $17,118 for the nine months ended September 26, 2010.  We also renegotiated a bank loan in the nine months ended September 26, 2010 so that it is no longer in default, but the entire amount is due and payable in the fourth quarter of 2010 unless we negotiate a further extension.  We have current assets of $30,909 and current liabilities of $449,139.  In addition, we have an accumulated deficit of ($771,264) and have maturing a significant loan due in the fourth quarter of 2010, unless we negotiate a further extension. We intend to raise money from the sale of common stock in a private offering to reduce our indebtedness and provide funds for expansion.  Alternatively, we will need to restructure our indebtedness and turn around our operations.  Those conditions raise substantial concern about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our Financial Statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Michael Rosenberger, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Rosenberger evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 26, 2010.  Based on that evaluation, Mr. Rosenberger concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2010, we commenced a private offering of up to 1,000,000 Units for $0.25 per Unit, with each Unit consisting of one share of common stock, one Class A Warrant and one Class B Warrant.  Each Class A Warrant entitles the holder to purchase one share of common stock for $0.50 per share until December 31, 2011.  Each Class B Warrant entitles the holder to purchase one share of common stock for $1.25 per share until December 31, 2012.  During the three months ending September 26, 2010, we sold 141,800 Units for gross proceeds of $35,450 to four investors.  We believe the issuance of the Units is exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, based on the following factors:

•

None of these issuances involved underwriters, underwriting discounts or commissions.

•

Restrictive legends were and will be placed on all certificates issued as described above.

•

The distribution did not involve general solicitation or advertising.

•

The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, we provided investors with an offering memorandum that consisted of our Form S-1/A Registration Statement and a separate document that included information relevant to the offering that was not contained in the Form S-1/A Registration Statement, such as a summary of the terms of the securities offering, use of proceeds, post-offering capitalization information, information on their right to resale securities under Rule 144, and certain disclaimers required by law, among other things.  We also provided investors with the opportunity to discuss the company with management and to obtain any additional information to the extent we possessed such information.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On November 3, 2010, a loan from Bank of America in the original principal amount of $338,137.92 matured.  As a result, we are in technical default under the loan.  We have an oral representation from Bank of America that it will extend the term of the loan, but to date formal documents extending the loan have not been executed.  We expect the loan to be formally extended before the end of December 2010.

ITEM  4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESTAURANT CONCEPTS, INC.
Date: December 15, 2010	/s/ Michael Rosenberger
Michael Rosenberger, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
3.2	Amendment to Articles of Incorporation (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
3.3	Bylaws of American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
4.1	Form of common stock Certificate of the American Restaurant Concepts, Inc.(1)
4.2*	Form of Class A Warrant
4.3*	Form of Class B Warrant
10.1	Form of Franchise Agreement (incorporated by reference to the Form S-1 Registration Statement filed September 8, 2009)
10.2	Trademark License Agreement between Moose River Management, Inc. and American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1 Registration Statement filed September 8, 2009)
10.3	Amended and Restated Employment, Non-Disclosure and Non-Competition Agreement of Michael Rosenberger (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
10.4	Loan Agreement between Bank of America, N.A. and American Restaurant Concepts, Inc. dated October 28, 2008 (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
10.5

Forebearance Agreement between Bank of America, N.A. and American Restaurant Concepts, Inc. dated February 22, 2010 (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)

31*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Filed herewith