Form 10-K
period 2010-12-31
AMERICAN RESTAURANT CONCEPTS INC
filed 2011-04-15
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-53765

AMERICAN RESTAURANT CONCEPTS, INC.

 (Exact name of registrant as specified in its charter)

Florida	59-3649554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14476 Duval Place, Suite 103, Jacksonville, FL 32218

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (904) 741-5500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $191,667 based upon a market price of $0.25 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 35,246,667 shares as of April 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

TABLE OF CONTENTS

PART I

4

ITEM 1. BUSINESS.

4

ITEM 1A. RISK FACTORS.

10

ITEM 1B. UNRESOLVED STAFF COMMENTS.

21

ITEM 2. PROPERTIES.

22

ITEM 3. LEGAL PROCEEDINGS.

22

ITEM 4. (REMOVED AND RESERVED)

22

PART II

22

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

22

ITEM 6. SELECTED FINANCIAL DATA.

23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION and RESULTS OF OPERATIONS.

23

ITEM 71.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

27

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

27

ITEM 9A. CONTROLS AND PROCEDURES.

27

ITEM 9A(T). CONTROLS AND PROCEDURES.

28

ITEM 9B. OTHER INFORMATION.

28

PART III

29

ITEM 10. DIRECTORS and EXECUTIVE OFFICERS.

29

ITEM 11. EXECUTIVE COMPENSATION.

30

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

31

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND

DIRECTOR INDEPENDENCE.

32

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

34

PART IV

35

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

35

SIGNATURES

37

PART I

ITEM 1. BUSINESS.

Overview

American Restaurant Concepts, Inc., a Florida corporation, was incorporated in April 2000.  Our business is the franchise of Dick’s Wings restaurants, using the Dick’s Wings product line. Dick’s Wings Express is a limited service restaurant, concentrating on take-out orders.  Dick’s Wings & Grill is a full service restaurant.

Business

The Dick’s Wings concept features made to order menu items, including buffalo-style chicken wings covered in one of our fourteen signature sauces. In addition to fresh chicken wings, the Dick’s Wings menu features specialty hamburgers and sandwiches, buffalito soft tacos, finger foods and salads. The fourteen Dick’s Wings sauces from the mildest (teriyaki) to the hottest (blazing) are designed to compliment many of the Dick’s Wings menu items, allowing guests to customize their meal by adding a signature sauce. Our Dick’s Wings Restaurants feature a full bar, including approximately twenty domestic and imported beers on tap, a broad selection of bottled beer, wine and liquor. We also provide an array of value added entertainment with trivia games, 35-40 televisions, 7-10 big screen projection televisions, video games and a family friendly dining area. Our Dick’s Wings Restaurants feature a flexible service model that allows entering guests to order at the counter for dine-in or take-out service or order at the table from our servers.

We currently only offer individual franchise agreements, under which a qualified purchaser may establish and operate a restaurant under the Dick’s Wings marks and system at a single location within a specified territory.  We currently have a total of nineteen franchised locations, of which fifteen are full service restaurants and four are express restaurants.  We currently have seventeen locations in Florida and two locations in Georgia.

Our restaurants use the US registered trademarks “Dick’s Wings,” “Dick’s Wings & Grille and design” and “Dick’s Wings Express and design” and the Florida registered trademark “Dick’s Wings and Design.”  The trademarks are owned by Moose River Management, Inc., which is owned by Michael Rosenberger, our President, and were licensed to us in perpetuity in 2007 for $100.

Current Restaurant Locations

As of April 1, 2011, we had 16 franchised Dick’s Wings restaurants in Florida and one in Georgia.

Restaurants range in size from 4,000 to 7,600 square feet, with an average of approximately 5,600 square feet for restaurants that have opened in the last three years. We anticipate that future restaurants will range in size from 4,500 square feet to 6,400 square feet with an average cash investment per restaurant of approximately $1.2 million, excluding preopening expenses of approximately $180,000. From time to time, we expect that restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site or market.

Restaurants are typically open on a daily basis from 11 a.m. to 2 a.m. Closing times vary depending on the day of the week and city and state regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Kitchen Operations

An important aspect of our concept is the efficient design, layout and execution of our kitchen operations. Due to the relatively simple preparation of our menu items, the kitchen consists of fryers, grill and food prep stations that are arranged assembly-line style for maximum productivity. Given our menu and kitchen design, we are able to staff our kitchen with hourly employees who require only basic training before reaching full productivity. Additionally, we do not require the added expense of an on-site chef. The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing casual dining quality food with minimal wait times. We also believe the ease of our kitchen operations is a significant factor in attracting franchisees.

Food Preparation, Quality Control and Purchasing

We strive to maintain high quality standards. Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe, developed by the National Restaurant Association Educational Foundation.

We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, our purchasing team negotiates prices based on system-wide usage for franchised restaurants. We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

We utilize T. Marzetti company for the production of our signature sauces. They maintain sufficient inventory levels to ensure consistent supply to our restaurants. We have a confidentiality agreement with Marzetti which prevents our sauces from being supplied to, or manufactured for, anyone else.

Fresh chicken wings are an important component of our cost of sales. Prices are generally based on the underlying commodity price of chicken wings plus additional costs for handling and distribution. Fresh chicken wings accounted for approximately 24%, 27%, and 34% of our cost of sales in 2006, 2005, and 2004, respectively. We ensure consistent supply of high quality chicken wings by utilizing four to six suppliers, with Peco Foods, Inc. currently accounting for approximately 33% of the total system-wide supply. Given our multiple suppliers and the commodity nature of fresh chicken wings, we believe we have sufficient supplier flexibility to maintain a consistent chicken wing supply. We regularly review our buying procedures to ensure quality and cost optimization.

Site Selection and Development

Our site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and approving new markets, as defined by the A.C. Nielson designated market areas in the United States. In selecting designated market areas, we collect and review restaurant industry data relating to restaurant sales, spending on food away from home and expected restaurant growth in the market, as well as market demographics, population data and relative media costs for radio and television advertising. Once a market is identified, we use a trade area and site selection evaluation system, which has been customized for the requirements of the Dick’s Wings system, to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers and multi-screen movie theaters in the neighborhood, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access and parking.

Marketing and Advertising

We have created a unique marketing program designed to communicate a distinctive and consistent brand that differentiates Dick’s Wings from our competitors and that showcases our food in a fun and energetic atmosphere. These efforts include marketing campaigns and advertising to support our franchised restaurants. The primary goal of these efforts is to build brand awareness throughout the United States. In addition, advertising campaigns are also designed to:

•

drive positive same-store sales through additional visits by our existing guests and visits by new guests,

•

increase margins,

•

increase average order size, and

•

support strong restaurant openings.

Marketing Campaigns

Our primary marketing campaigns focus on a particular menu item, day or daypart in an attempt to drive traffic and build brand awareness.  Our secondary marketing campaigns focus on reaching beyond the core Dick’s Wings guest. Given our strategy to be a neighborhood destination, community marketing is also a key to developing brand awareness in each market. Restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with those activities.

Advertising

Our media advertising focuses on positioning the Dick’s Wings brand as an inviting neighborhood dining location. Our commercials, print advertisements and radio spots are irreverent by design and have been recognized in the restaurant and advertising industries for their creativity.  We currently design our advertising campaigns to alternate between TV, print and radio in two to three week intervals, with thirty day breaks in advertising at the completion of each cycle.

Franchise Involvement

System-wide campaigns and promotions are developed and implemented with input from the Dick’s Wings National Advertising Advisory Board. This volunteer franchisee board is elected by franchisees annually and meets regularly to review marketing strategies, provide input on advertising messages and vendor co-op programs, and discuss marketing objectives.

Restaurant Franchise Operations

Our concept continues to attract a strong group of franchisees, many of whom have substantial prior restaurant operations experience. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 15 to 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. Our agreement currently requires franchisees to pay an initial franchise fee of $42,500 for the first restaurant opened and $32,500 for each additional restaurant they open. The $32,500 fee is reduced to $12,500 if the additional restaurant is in the designated area of the franchisee's existing restaurant.

Franchisees also pay us a royalty fee of 5.0% of their restaurant sales. Franchise agreements typically allow us to assess franchisees advertising fees of up to 2.0% of their restaurant sales for regional advertising and up to 1% of restaurant sales for an ad fund.  However, during 2010 we decided not to collect such the advertising fee to give our franchisees the ability to coordinate with other franchisees their own advertising campaigns peculiar to their individual location(s).

All of our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu established by us, meet applicable quality, service, health and cleanliness standards and comply with all applicable laws. We ensure these high standards are being followed through a variety of means including mystery shoppers and announced and unannounced quality assurance inspections. We also employ franchise consultants to assist our franchisees in developing profitable operations and maintaining our operating standards. We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements. We believe that maintaining superior food quality, an inviting and energetic atmosphere and excellent guest service are critical to the reputation and success of our concept; therefore, we aggressively enforce the contractual requirements of our franchise agreements.

Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly or annual basis.

Insurance Requirements for Franchisees

Our franchise agreements require that our franchisees carry certain insurance continuously during the term of the agreement as follows:

•

General liability insurance with policy limits of $1,000,000 per occurrence and $2,000,000 in the aggregate, and with umbrella coverage of $2,000,000;

•

Worker’s compensation insurance;

•

Dram shop insurance and automobile insurance if automobiles are assets of franchisee.

Each policy must:

•

be obtained from an insurance carrier that has and maintains a best's insurance reports rating of A, Class VIII, or better;

•

name us as an additional insured and afford separate coverage to each named insured;

•

provide for a deductible of not more than $500 per occurrence;

•

contain no provision that limits or reduces franchisee's coverage on account of a claim against franchisee by us; and

•

provide for not less than 30 days' prior notice to us of cancellation or non-renewal.

We typically do not require that our franchisees procure insurance where it is not economically feasible to do so.  Thus, our franchisees may not be insured against certain natural disasters, like earthquakes, expansive soils, floods, hurricanes, landslides and subsidence.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall dining experience. We believe that our attractive price-value relationship, the atmosphere of our restaurant, our flexible service model and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and casual dining and quick casual establishments, as well as with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial and marketing resources than we do. We also compete with many restaurant and retail establishments for site locations and restaurant employees.

Proprietary Rights

We license the rights to the US registered trademarks “Dick’s Wings,” “Dick’s Wings & Grille and design” and “Dick’s Wings Express and design” and the Florida registered trademark “Dick’s Wings and Design.” from Moose River Management, Inc., which is owned by our president.  The license is exclusive.  The term of the Agreement is for 50 years, with a right to renew for an additional 50 years.

We attempt to protect our sauce recipes as trade secrets by, among other things, requiring a confidentiality agreement with our sauce supplier and executive officers. It is possible that competitors could develop recipes and procedures that duplicate or closely resemble our recipes and procedures. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept. We vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

Franchise Agreement with Affiliates

From 1997 to date, Mr. Rosenberger, our president and director, has been President and Director of Hot Wings Concepts, Inc., which is currently a franchisee of one Dick’s Wings restaurants located in Jacksonville, Florida.  These three franchisees operate under a single franchise agreement containing the same terms, conditions and requirements as those of our other franchisees, except that Hot Wings was not required to pay an initial franchisee fee in order to become a franchisee.  We believe that Mr. Rosenberger’s operation of these restaurants is beneficial to our franchise system as a whole in that it allows Mr. Rosenberger a better opportunity directly to identify issues or potential problems in restaurant operations that may affect other franchisees and to implement changes or improvements to our franchise system which will benefit our other franchisees and our business.

Government Regulation

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning and building requirements. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of employees or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing and inventory control. The failure of a restaurant to retain liquor or food service licenses could have a material adverse effect on operations.

Our franchisees are also subject to laws governing our relationships with employees, including laws and regulations relating to benefits, wages, hours, workers' compensation insurance rates, unemployment and other taxes, working and safety conditions and citizenship or immigration status. They may also be subject in certain states to "dram-shop" statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

In addition, we are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship. In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

Federal Franchise Requirements.  Federal franchise regulations have been put in place by the Federal Trade Commission (FTC) to ensure full disclosure of information relating to a franchise company prior to the purchase of a franchise. The basic disclosure rule requires a franchisor to provide potential franchisees with a disclosure document (Franchise Disclosure Document or “FDD”).  The FTC rule requires disclosure only and does not require registration, filing, review, or approval of any disclosures, advertising, or agreements by the FTC. Civil litigants do not have a private right of action under the FTC regulations.

State Requirements: Florida regulations requires that franchise companies selling in the state of Florida or selling to Florida residents follow the FTC requirements.  Unlike the FTC, Florida law gives franchise purchasers a private right of action for violations of FTC regulations. Florida also prohibits certain misrepresentations in connection with the selling or establishing a franchise under the Florida Franchise Misrepresentation Act.  Florida requires disclosure only and does not require registration, filing, review or approval of any disclosures, advertising or agreements. Franchise companies are exempt from Florida’s business opportunities regulations if they comply with the FTC regulations and file an annual exemption form.

Georgia law does not have regulations which provide franchisees with a private right of action for violations of FTC requirements. Georgia provides protection to franchise purchasers under Georgia’s Business Opportunity statutes; however, the license of a federally registered trademark or service mark to a franchise purchaser is exempt from Georgia’s business opportunity statutes.  Georgia does not requirement registration, filing, review or approval of any disclosures, advertising or agreements.

Most states do not require prior registration, filing or review of franchise materials prior to the sale of a franchise in that state.   Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin all require prior registration, filing or review of franchise materials prior to the sale of a franchise in the state, and we are not registered to sale franchises in any of those states.

Research and Development Expenditures

We have not incurred any research or development expenditures in the last two fiscal years.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees and Consultants

At December 31, 2010, we had 3 employees.

We have no collective bargaining agreements with our employees, and believe all consulting and employment agreements relationships are satisfactory.  We hire independent contractors on an as- needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in the mining exploration and development business.

ITEM 1A. RISK FACTORS.

In addition to the other information provided in this prospectus, you should carefully consider the following risk factors in evaluating our business before purchasing any of our common stock.  All material risks are discussed in this section.

Our auditor has expressed uncertainty about our ability to continue as a going concern.

In their audit report for the period ending December 26, 2010, our auditor expressed an opinion that substantial concern exists as to whether we can continue as an ongoing business.  As of December 26, 2010, we had current assets of $9,386 and current liabilities of $441,132.  In addition, we have an accumulated deficit of ($747,080).  Included in our current liabilities is a bank loan with a balance of $284,114 as of December 26, 2010 which will mature in December 3, 2011, unless we negotiate a further extension of the loan.   Due to the fact that we have no commitment from the bank to extend the loan, and no commitment from investors to inject capital sufficient to repay the loan, you may be investing in a company that may have to cease operations, in which case you could lose your entire investment.  We may also have to allocate any capital we raise to repayment of the bank loan, in which event we may not have capital to implement our business strategies.  See the December 26, 2010 Audited Financial Statements - Auditors' Report". Because we have been issued an opinion by our auditors that substantial concern exists as to whether we can continue as a going concern, it may be more difficult to attract investors.

Because our business model is franchisor based and our future revenues depend in part upon our continued sale of franchises, any decrease in the sale of franchises could decrease our ability to implement our business plan and our future revenues.

Our business model is franchisor- based and our future revenues depend in part upon our continued sale of franchises. As a franchisor, we are be subject to risks incident to a business plan based upon the sale of franchises, including: changes in general economic or local conditions, such as a decrease in demand for the purchase of our franchises due to a decrease in employment or continued adverse downturns in the general economy; changes to preferences that reduce the attractiveness of our franchises to end users; cost and availability of financing for our franchisees; changes in supply or demand of competing franchise opportunities in an area; and changes in governmental regulations that may render the sale of franchises difficult or unattractive.  Our ability to sell franchises could also be reduced due to operating problems experienced by our current or future franchisees as further described in “Risk Factors Related to Our Franchisees’ Restaurants” set forth below.  And decrease in the sale of franchises could decrease our ability to implement our business plan and our future revenues.

Our revenues depend in large measure on the activities of franchisees we do not control and with which we only have contractual arrangements that may be difficult to enforce, which increases the risk of our future revenue fluctuation or decrease.

Our revenues depend in large measure on the activities of franchisees we do not control and with which we only have contractual arrangements that may be difficult to enforce. Franchisees are independent operators and have a significant amount of flexibility in running their operations, including the ability to set prices of our products in their restaurants. Their employees are not our employees. Although we can exercise control over our franchisees and their restaurant operations to a limited extent through our ability under the franchise agreements to mandate signage, equipment and standardized operating procedures and approve suppliers, distributors and products, the quality of franchise restaurant operations may be diminished by any number of factors beyond our control. These factors are discussed separately as further described in “Risk Factors Related to Our Franchisees’ Restaurants” set forth below.  Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. Although we ultimately can take action to terminate franchises that do not comply with the standards contained in our franchise agreements, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues could fluctuate or decline.

Increasing regulatory complexity surrounding our operations will continue to affect our operations and results of operations in material ways including reducing our revenues.

We are also subject to a Federal Trade Commission rule and to various state and foreign laws that govern the offer and sale of franchises. These laws regulate various aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines, other penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and operating results. We could also face lawsuits by our franchisees based upon alleged violations of these laws.

If we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions. In addition, our and our franchisees’ capital expenditures could increase due to remediation measures that may be required if we are found to be noncompliant with any of these laws or regulations.

Our business may be affected by changes in consumer discretionary spending during this time of economic difficulties in the U.S. economy which could reduce our revenues or impair our financial condition.

We receive revenues in the form of royalties and fees from our franchisees. As a result, our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial viability. However, our franchisees are independent operators.  Our and our franchisees’ success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions, consumer confidence and the availability of discretionary income. Changes in economic conditions affecting our guests such as those occurring in the U.S. currently could reduce traffic in some or all of our franchisees’ restaurants or limit their ability to raise prices, either of which h could have a material adverse effect on their and our financial condition and results of operations.  As a result, our same store revenues for 2009 declined an average of 15.6% as compared to 2008, and continued to decline in 2010.

Accordingly, we may experience a decline in sales of franchises and our franchises may experience declines in sales during economic downturns, periods of prolonged elevated energy prices or due to severe weather conditions, health epidemics or pandemics, terrorist attacks or the prospect of such events (such as the potential spread of avian flu). Any material decline in the amount of discretionary spending could reduce our revenues or impair our financial condition.

Our ability to raise capital in the future may be limited, which could adversely impact our business and reduce our revenues.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in this section, may cause us to seek additional debt or equity financing.  We do not need new capital to operate our existing base of franchised stores, but we will need additional capital if we want to add franchisees on consistent basis or if we want to develop or acquire corporate owned stores.  Our current plan is to increase our number of franchised stores, but that will require that we raise approximately $1,500,000 of additional capital for marketing expenses and to hire the staff to locate, qualify, train and supervise additional franchisees.  We plan to delay expansion of our franchise system until we have raised the capital to pay the expected costs.

Our current strategy is to grow through franchise stores only.  Most franchisors own and operate at least a few corporate owned stores as a method of staying in touch with consumer trends, and as a way to experiment with menu items, promotions, operating procedures, and other improvements to the franchise concept.  We do not currently have any corporate owned stores, and do not plan to open or acquire a corporate owned store in the future.  Our president, Michael Rosenberger, also owns a franchisee that operates three franchised stores, and we believe that the stores controlled by Mr. Rosenberger give us a sufficient platform to experiment with improvements to our franchise concept.  If we change our strategy with regard to corporate owned stores, we will need to raise additional capital to finance the development or acquisition of such stores.

If our revenues were to be reduced due to any of the Risk Factors described in this section, we could need additional financing.  Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans as well as our financial condition and results of operations. Additional equity financing, if available may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate and expand.

Insurance may not provide adequate levels of coverage against claims which could indirectly impact our revenues.

We currently maintain no insurance; however our franchisees are required to carry insurance as specified in the franchise agreements and list us as an additional insured.  Under the franchise agreement, we may purchase insurance on their behalf if they fail to do so.  However, there are types of losses they may incur that cannot be insured against or that are not economically reasonable to insure against, such as losses due to environmental claims, natural disasters or terrorism.  We typically do not require that our franchisees procure insurance where it is not economically feasible to do so.  Thus, our franchisees may not be insured against certain natural disasters, like earthquakes, expansive soils, floods, hurricanes, landslides and subsidence.  Given our heavy concentration of stores in Florida, the major uninsured risk that our franchisees may face is hurricane damage.  We believe that all of our franchisees carry insurance against hurricane damage because it is typically required by landlords from whom they lease their restaurant location.  However, to the extent any franchisee does not carry hurricane insurance, the franchisee may suffer losses that could indirectly impact our revenues.

We and our franchisees may be unable to compete effectively in the restaurant industry which could reduce our revenues.

The restaurant industry is intensely competitive. We believe we compete primarily with franchisors of regional and local sports bars, casual dining and quick casual establishments, and quick service wing-based take-out concepts. We believe our franchisees compete primarily with franchisees of regional and local sports bars, casual dining and quick casual establishments, and quick service wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based restaurant business without significant barriers to entry and such establishments may provide price competition for our franchisees’ restaurants. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. Our franchisees also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

We may not be able to protect our trademarks, service marks or trade secrets and if we do not, our revenues could be reduced.

We place considerable value on our trademarks, service marks and trade secrets. We intend to actively enforce and defend our marks and if violations are identified, to take appropriate action to preserve and protect our goodwill in our marks. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring confidentiality agreements with our sauce suppliers and executive officers. However, we cannot be sure that our franchisees will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our sauce recipes. We can also not be sure that:

•

our marks are valuable,

•

using our marks does not, or will not, violate others' marks,

•

the registrations of our marks would be upheld if challenged, or our franchisees

•

would not be prevented from using our marks in areas of the country where others might have already established rights to them.

Any of these uncertainties could have an adverse effect on us and our expansion strategy.

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company.  For example, as a public company, we are and may be required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Because our business plan is based upon the concept of franchising restaurants, our success depends in significant part upon the success of our franchised restaurants, difficulties experienced in opening or operating existing or new restaurants could hinder our ability to implement our business plan and thus reduce our revenues.

Our ability to successfully implement our business plan depends upon the success of our franchised restaurants.  Difficulties experienced in opening or operating existing or new restaurants could hinder our ability to implement our business plan.  We have described these risks under “Risk Factors Related to Our Franchisees’ Restaurants,” below.

Risk Factors Related to Our Franchisees’ Restaurants

Because our business plan is based upon the concept of franchising restaurants, our success depends in significant part upon the success of our franchised restaurants.  Difficulties experienced in our franchisees opening or operating existing or new restaurants could hinder our ability to implement our business plan and reduce our revenues.  We have described each specific of these risks below.

We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

We require that all proposed restaurant sites meet our site-selection criteria. There may be errors made in selecting these criteria or applying these criteria to a particular site, or there may be an insignificant number of new restaurant sites meeting these criteria that would enable us to achieve our planned expansion in future periods. Our franchisees face significant competition from other restaurant companies and retailers for sites that meet our criteria and the supply of sites may be limited in some markets. Further, our franchisees may be precluded from acquiring an otherwise suitable site due to an exclusivity restriction held by another tenant. As a result of these factors, costs to obtain and lease sites may increase, or our franchisees may not be able to obtain certain sites due to unacceptable costs. Inability to obtain suitable restaurant sites at reasonable costs may reduce our growth rate.

Our franchising and our franchisees’ restaurants may not achieve market acceptance in the new geographic regions we enter which could reduce revenues we receive from franchisees.

Our expansion plans depend franchising and our franchisees’ opening restaurants in new markets where we or our franchisees have little or no operating experience. Our franchisees may not be successful in operating their restaurants in new markets on a profitable basis. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets as well as the ability to generate market awareness of the Dick’s Wings brand. Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, if at all, thereby affecting their and our profitability.

New restaurants added to our existing markets may take sales from existing restaurants which could reduce revenues we receive from franchisees.

Our franchisees intend to open new restaurants in our existing markets, which may reduce sales performance and guest visits for existing restaurants in those markets. In addition, new restaurants added in existing markets may not achieve sales and operating performance at the same level as established restaurants in the market.

Implementing our expansion strategy may strain our resources which could reduce our revenues.

Our expansion strategy may strain our management, financial and other resources. Our franchisees must attract and retain talented operating personnel to maintain the quality and service levels at our existing and future restaurants. Our franchisees must also continue to enhance our operational, financial and management systems. Our franchisees may not be able to effectively manage these or other aspects of our expansion. If our franchisees fail to do so, our business, financial condition, operating results and cash flows could suffer.

Restaurant quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

Our franchisee restaurants’ quarterly operating results depend, in part, on special events, such as the Super Bowl(R) and other popular sporting events, and thus are subject to fluctuations based on the dates for such events. Historically, sales in most of our franchisees’ restaurants have been higher during fall and winter months based on the relative popularity of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

•

Increases or decreases in same-store sales;

•

Fluctuations in food costs, particularly fresh chicken wings;

•

The timing of new restaurant openings, which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

•

Labor availability and costs for hourly and management personnel;

•

Changes in competitive factors;

•

Disruption in supplies;

•

General economic conditions and consumer confidence;

•

Claims experience for self-insurance programs;

•

Increases or decreases in labor or other variable expenses;

•

The impact from natural disasters;

•

Fluctuations in interest rates; and

•

The timing and amount of asset impairment loss and restaurant closing charges.

As a result of the factors discussed above, our quarterly and annual operating results dependant upon franchisee revenues may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. These fluctuations may cause future operating results to fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

Our franchisees are susceptible to adverse trends and economic conditions in Florida and Georgia which could reduce revenues we receive from franchisees.

As of April 1, 2011, all of our franchised restaurants are located in Florida and Georgia. As a result, our franchisees are susceptible to adverse trends and economic conditions in those states. In addition, given our geographic concentration in the Southeast, negative publicity regarding any of restaurants could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, or disruptions in the supply of food products.

Changes in consumer preferences or discretionary consumer spending could harm our franchisees’ restaurants performance which could reduce revenues we receive from franchisees.

Our franchisees’ success depends, in part, upon the continued popularity of chicken wings, our other menu items, sports bars and casual dining restaurant styles. Our franchisees also depend on trends toward consumers eating away from home more often. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate or fat content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our franchisees’ restaurants, which could materially harm our business. Smoking bans imposed by state or local laws could also adversely impact our franchisees’ restaurants' performance. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

Changes in public health concerns may impact our franchisees’ restaurants performance which could reduce revenues we receive from franchisees.

Changes in public health concerns may affect consumer preferences for our products. For example, if incidents of the avian flu occur in the United States, consumer preferences for poultry products may be negatively impacted, resulting in a decline in demand for our products. Similarly, public health concerns over smoking have seen a rise in smoking bans. Such smoking bans may adversely affect our operations to the extent that such bans are imposed in specific locations, rather than state-wide, or that exceptions to the ban are given to bars or other establishments, giving patrons the ability to choose nearby locations that have no such ban. Further, growing movements to lower legal blood alcohol levels may result in a decline in alcohol consumption at our stores or increase the number of dram shop claims made against us, either of which may negatively impact operations.  Under dram shop liability laws, a party injured by an intoxicated person can sue establishments contributing to that person’s intoxication, such as our franchisees.

A decline in visitors to any of the business districts near the locations of our franchisees’ restaurants could negatively affect our franchisees’ restaurant sales which could reduce revenues we receive from franchisees.

Some of our franchisees’ restaurants are located near high activity areas such as retail centers, big box shopping centers and entertainment centers. Our franchisees depend on high visitor rates at these businesses to attract guests to their restaurants. If visitors to these centers decline due to economic conditions, road construction, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales could decline significantly and adversely affect our results of operations.

Complaints or litigation may hurt our franchisees’ restaurants which could reduce revenues we receive from franchisees.

Occasionally, guests file complaints or lawsuits against our franchisees’ restaurants alleging that our franchisees are responsible for an illness or injury they suffered at or after a visit to our franchisees’ restaurants. Our franchisees are also subject to a variety of other claims arising in the ordinary course of business, including personal injury claims, contract claims, employment-related claims, claims by franchisees, and claims arising from an incident at a franchised restaurant. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, our franchisees are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes.

Regardless of whether any claims against us are valid or whether our franchisees are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage or for which our franchisees do not have insurance coverage could materially affect our financial condition or results of operations. Further, adverse publicity resulting from these allegations may adversely affect us and our franchisees’ restaurants.

Natural disasters and other events could harm our franchisees’ restaurants’ performance which could reduce revenues we receive from franchisees.

A natural disaster, such as a hurricane, a serious and widespread disease, such as an avian flu pandemic, or other events, such as a serious terrorist attack, could have a material adverse effect on our franchisees’ restaurants’ performance.

Government regulations concerning restaurant operations may harm our franchisees’ restaurants’ operations which could reduce revenues we receive from franchisees.

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning and building requirements. Termination of the liquor license for any restaurant would adversely affect the revenues of that restaurant and inability to obtain such licenses could adversely affect our expansion plans. Our franchisees’ restaurants are also subject to laws governing our relationships with employees, including benefit, wage and hour laws, and laws and regulations relating to workers' compensation insurance rates, unemployment and other taxes, working and safety conditions and citizenship or immigration status. In certain states our franchisees’ restaurants may be subject to "dram-shop" statutes, which generally provide that a person injured by an intoxicated person has the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  A judgment against them under a dram shop statute in excess of our insurance coverage, or any inability to continue to obtain insurance coverage at reasonable costs, could have a material adverse effect on them. Failure to comply with any of these regulations or increases in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely their operations.

An increase in the cost of food products could adversely affect our franchisees’ operating results which could reduce revenues we receive from franchisees.

If the cost of chicken wings or beef increases, cost of sales will increase and operating income could be reduced. Our restaurants’ primary food products are fresh chicken wings, chicken breast tenders and ground beef. Any material increase in the cost of fresh chicken wings or ground beef could adversely affect operating results. Cost of sales could be significantly affected by increases in the cost of fresh chicken wings and ground beef, which can result from a number of factors, including seasonality, increases in the cost of grain, disease and other factors that affect availability, and greater international demand for domestic chicken and beef products.

Risks Related to the Market for our Stock

Certain of our stockholders hold a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions.

Our officers, directors and 5% or more shareholders and their affiliates are the beneficial owners of approximately 97.8% of our outstanding voting securities.  As a result, they possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Trading of our common stock on the OTC Bulletin Board may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Our common stock will not initially qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Sales of our common stock under Rule 144 could reduce the price of our stock.

There are 1,053,667 shares of our common stock held by non-affiliates and 34,100,000 shares held by affiliates which Rule 144 of the Securities Act of 1933 defines as restricted securities.  Most of the shares held by non-affiliates and a portion of the shares held by affiliates are currently saleable under Rule 144, although shares held by affiliates will be subject to restrictions relating to the amount that may be sold in any 90 day period and manner in which such sales may be made, among other limitations.  The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing market prices for our securities.

Our stock trades below $5.00 per share, and is quoted on the OTC Bulletin Board, and therefore is considered a "penny stock" which can reduce its liquidity.

The trading price of our common stock is less than $5.00 per share, and is considered a "penny stock," and therefore trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Our common stock is currently quoted on the OTC Bulletin Board, but an active market does not yet exist for our common stock. No market may ever develop for our common stock, or if developed, may not be sustained in the future.

The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, investors should consider any market for the Company's securities to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication which permits a "manual exemption." This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations.  We may not be able to secure a listing containing all of this information.  Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

Our management decisions are made by Michael Rosenberger, President and James R. Shaw, Vice President, if we lose their services, our revenues may be reduced.

The success of our business is dependent upon the expertise of Michael Rosenberger, President, and James R. Shaw, Vice President. Because Messrs. Rosenberger and Shaw are essential to our operations, you must rely on their management decisions. Messrs. Rosenberger and Shaw will continue to control our business affairs after this filing. We do not have any other members of management that could effectively take over their responsibilities if they left us for any reason, including as a result of a termination of employment, death or disability.  Therefore, if we lose their services, we likely would not be able to hire and retain other management with comparable experience without significant delays and risk.  As a result, the loss of the services of Messrs. Rosenberger and Shaw could reduce our revenues and profitability, without any insurance to compensate us for the loss.  We have not obtained any key man life insurance relating to Messrs. Rosenberger and Shaw.  We have an employment agreement with Mr. Rosenberger that prevents him from competing with us following his termination, but not with Mr. Shaw.

Our management has limited experience in managing the day to day operations of a public company and, as a result, we may incur additional expenses associated with the management of our business.

The management team, including Messrs. Rosenberger and Shaw, is responsible for our operations and reporting. Although Mr. Shaw had some experience managing a public company in the 1990’s, the requirements of operating as a small public company in today’s regulatory environment are new to the management team and the employees as a whole. This may require us to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned. We may also be required to hire additional staff to comply with additional SEC reporting requirements and compliance under the Sarbanes-Oxley Act of 2002. Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

We are exposed to increased expenses from recent legislation and SEC Rules requiring companies to evaluate internal control over financial reporting which could reduce our revenues.

Under the current law, we will become subject to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), in the fiscal year after the fiscal year in which this registration statement is declared effective.  Section 404 Section 404 requires our management to report on the operating effectiveness of our internal controls over financial reporting, and for our public accounting firm to issue a report assessing our internal controls.   W.T. Uniack & Co., CPAs P.C. is our independent registered public accounting firm, and will be required to attest to the effectiveness of our internal control over financial reporting beginning for our fiscal year ending in December 2011. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that the cost of this program will require us to incur expenses and to devote resources to Section 404 compliance on an ongoing basis which will reduce our revenues.

We are also exposed to risks from uncertainties both as to potential regulator action and potential adverse market reaction if we are unable to conclude we have effective internal control over financial reporting when required, which could reduce our stock price.

Regardless of what happens to Section 404, under SEC rules we must still establish an ongoing program to evaluate and test internal controls over financial reporting controls to comply with the requirements for the year ending in December 2011.  Because we are not currently required to and have not performed these tests, there is uncertainty as to whether we will be able to conclude that our internal controls over financial reporting are effective when we are required to conduct the evaluation. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404 or under SEC Rules, the SEC or other regulators could take legal action against us and the market will negatively react to this inability, and the market prices of our shares could be reduced.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, no members of which are independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by the board of directors as a whole. None of the members of the board of directors are independent directors as defined by the SEC. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We rent the following property:

•

Address: 14476 Duval Pl. #103, Jacksonville FL 32218

•

Number of Square Feet:  1800

•

Name of Landlord:  Bradford Management

•

Term of Lease:  3 years, commencing April 2008

•

Monthly Rental:  $1,300

•

Adequate for current needs: Yes

We do not intend to renovate, improve, or develop properties.  We are not subject to competitive conditions for property and currently have no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings at this time.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

On November 15, 2010, our common stock began to trade on the Over The Counter Bulletin Board under the symbol “ANPZ,” but no trades took place in 2010.  The following table summarizes the low and high prices for our common stock for each of the calendar quarters of 2010 and 2009.

	2010		2009
	High	Low	High	Low
First Quarter	N/A	N/A	N/A	N/A
Second Quarter	N/A	N/A	N/A	N/A
Third Quarter	N/A	N/A	N/A	N/A
Fourth Quarter	N/A	N/A	N/A	N/A

There were 32 shareholders of record of the common stock as of December 31, 2010. This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

Our common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

Dividend Policy

We have not declared any cash dividends on our Common Stock during our fiscal years ended on December 26, 2010 or December 27, 2009.  Our Board of Directors has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on our ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 26, 2010, we issued securities in the following unregistered transactions:

•

We issued 13,200 shares of Common Stock valued at $0.25 per share to one investor for gross proceeds of $3,300.

All securities were issued in reliance on the exemption from registration provided by Rule 506 under Regulation D promulgated under the Securities Act of 1933.

Issuer Purchases of Equity Securities

During the quarter ended December 26, 2010, we did not purchase any shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-K includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of our business, we, in an effort to help keep our shareholders and the public informed about our operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our proposed operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from our expectations are disclosed in this report, including those factors discussed in “Item 1A. Risk Factors.” All prior and subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from our expectations as set forth in any Forward Looking Statement made by or on behalf of us.

Overview

Our business is the franchise of Dick’s Wings restaurants, using the Dick’s Wings product line. Dick’s Wings Express is a limited service restaurant, concentrating on take-out orders.  Dick’s Wings & Grill is a full service restaurant.

We currently only offer individual franchise agreements, under which a qualified purchaser may establish and operate a restaurant under the Dick’s Wings marks and system at a single location within a specified territory.  We currently have 16 franchisees located in Florida and one franchisee in Georgia.

Results of Operations

Fiscal years ended December 26, 2010 and December 27, 2009

During the fiscal years ended December 26, 2010 and December 27, 2009, our revenues were $372,062 and $559,234, respectively, a decrease of $187,173, or 33.5%.  We had 17 and 19 franchised locations at the end of 2010 and 2009, respectively.

Our decreased revenues were largely attributable decreased franchise fees and increased other revenue, as our royalty income was unchanged.  Below is a comparison of our revenues by category:

	2010	2009
Royalty income	$ 342,712	$ 454,219
Franchise fees	29,350	58,794
Other revenue	--	46,221
Total revenue	$ 372,062	$ 559,234

Our royalty income from same-store sales (stores opened for all of 2010 and 2009) was $306,298 in 2010 as compared to $321,002 in 2009, a decrease of ($14,704), or 4.6%.  Royalty income from stores that did not meet our criteria for same store sales was $36,414 in 2010 versus $96,656 in 2009, a decrease of 62.3%.  Our royalty income decreased due to lower sales by franchisees as a result of tough economic conditions, increased vacancies of anchor tenants in some shopping centers which reduced overall traffic to the shopping center significantly, and temporary cessation of operations at two stores for remodeling.  We also had lower revenue from two stores that closed temporarily for remodeling.  While we expect sales to increase as the economy improves, sales at locations that are adversely affected by vacancies in their shopping center may not rise until the vacancy rate in their center decreases, particularly among anchor tenants.

Our franchise fees decreased as a result of decreased activity signing up new franchisees. In October 2008, we entered into an area development agreement with an entity that paid $400,000 for the exclusive rights to sign new franchisees in Florida, as long as the entity opened new locations in accordance with a schedule in the agreement.  As a result, we ceased looking for new franchisees and our franchise fee income largely represents the amortization of deferred revenue associated with that the area development agreement.   Our other revenue also declined sharply in 2010 as compared to 2009.

Our operating expenses decreased from $1,173,932 in 2009 to $504,746 in 2010, a decrease of $669,186, or 57%.  Because our revenues decreased less than our operating expenses, we recorded an operating loss of ($132,684) in 2010 as compared ($614,697) in 2009.  Our change in operating expenses was attributable to the following factors:

•

The major change in our operating expenses was a decrease in salaries and wages from $681,987 in 2009 to $188,229 in 2010, a decrease of $493,758, or 72%.  The most significant factors that caused salaries and wages to decrease was lower compensation paid to our chief executive officer in 2010.

•

Professional fees decreased from $193,401 in 2009 to $182,209 in 2010, a decrease of $11,192, or 6%.  Professional fees decreased as a result of lower fees paid to a master franchisee, offset by increased legal, accounting and audit fees incurred as a result of filing requirements under the Securities Act of 1934.

•

General and administrative expenses decreased from $221,744 in 2009 to $134,308 in 2010, a decrease of $87,436, or 39%.  The most significant factors that caused general and administrative expenses to decrease were the write-off of uncollectible accounts receivable in 2009 as compared to none in 2010.

•

Stock-based compensation decreased from $76,800 in 2009 to $0 in 2010. In 2009 258,000 shares of common stock were issued to 13 individuals for various services, whereas none were issued in 2010.

Net income (loss) decreased from a loss of ($503,037) in 2009 to income of $41,302 in 2010.  The increase in net income was primarily attributable to a significantly decreased operating loss in 2010 as compared to 2009, offset by higher interest expense in 2010 as compared to 2009.  We recorded other income of $210,000 in 2010 as a result of the termination of obligations under a rescission agreement.  In 2010, the other party to the agreement breached its obligations under the agreement, and as a result, in the opinion of management and legal counsel, we are no longer liable for any remaining amounts due under the agreement. In 2009, we recorded other income of $136,206 as a result of the termination of an area development agreement that resulted in the rescission agreement.

Liquidity and Sources of Capital

Our balance sheet as of December 26, 2010 reflects cash of $1,606, current assets of $9,386, current liabilities of $441,132, and a working capital deficit of ($431,746).   Our accumulated deficit decreased during the year ended December 26, 2010 primarily as the result of the elimination of a rescission payable of $210,000 due to defaults under a settlement agreement with the holder of the payable. Our working capital deficit was also affected by reductions in our bank debt and increases in our accounts payable.

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

However, in order to implement our business plan to expand our franchise system to new geographic areas, we believe we need approximately $1.5 million over the next five years.  The additional funds will be needed to hire the personnel to locate, qualify, train and supervise additional franchisees.  Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans as well as our financial condition and results of operations. Additional equity financing, if available may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate and expand.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the years ended December 26, 2010 and December 27, 2009, we have an accumulated deficit of ($747,080), and a working capital deficit of ($431,746) at December 26, 2010.  These factors create an uncertainty about our ability to continue as a going concern.  We are currently trying to raise capital through a private offering of common stock and warrants.  Our ability to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2 of Notes to Financial Statements. At this time, we are not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses.

ITEM 71.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK.

Because we are a smaller reporting company, we are not required to provide the information called for by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by Article 8 of Regulation S-X are attached hereto as Exhibit A.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the two fiscal years ended December 26, 2010 and December 27, 2009, there has not been any change in accountants, or any disagreement on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting and Remediation Initiatives

Evaluation of Disclosure Controls and Procedures

Michael Rosenberger, which is our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Rosenberger evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that evaluation, he concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2010 we conducted an evaluation, under the supervision and with the participation of our chief executive officer (our principle executive officer), our chief operating officer and our chief financial officer (also our principal financial and accounting officer) of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 26, 2010.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9A(T). CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Listed below are our directors and executive officers.

Name	Age	Present Positions with Company
Michael Rosenberger James R. Shaw	57 56	President and Director Vice President and Director

The following information sets forth the backgrounds and business experience of the directors and executive officers.

Michael Rosenberger has been President and Director since our formation in April 2000.  He has been President of Moose River Management, Inc., the licensor of our trademarks, since its formation in January 2007.  From 1997 to date, Mr. Rosenberger has been President and Director of Hot Wings Concepts, Inc., a franchisee of 3 Dick’s Wings restaurants located in Jacksonville, Florida. From January 2002 until January 2007, he was president of Dick’s Wings USA, Inc., now inactive, which previously owned the rights that are currently licensed to us by Moose River Management, Inc.   Mr. Rosenberger devotes approximately 30 hours per week to our business and approximately 30 hours per week to the business of Hot Wing Concepts.

James R. Shaw has been Vice President and Director since he joined us in October 2008.  From June 2005 to August 2006, he was President of In Touch Parents, Inc, a child protection company.  From August 2004 to date, he has been President of Crescent Hill Capital Corp., a business advisory company.  From June 2004 to August 2006, he was President of In Touch Parents, Inc, a child protection company.  In July 2007, he started an e-commerce web site called E-World Mall Inc. which is currently inactive.  In February 2004, he consented to the entry of an Order of Prohibition from the State of Wisconsin providing that he and his affiliates would not make offers or sales of securities in Wisconsin unless the securities were covered or registered securities under Wisconsin law.  This was the result of a proceeding before the State of Wisconsin Division of Securities alleging that Mr. Shaw violated sec. 551.31(2), Wis. Stats., by employing an unlicensed agent to represent him and a corporation of which he was an officer in connection with the sale of securities in Wisconsin.  Mr. Shaw filed a voluntary Chapter 13 bankruptcy petition in June 2002 and a voluntary Chapter 7 bankruptcy petition in November 2002.  He received a BA from Carson-Newman College in 1979.

Board of Directors

Our board currently consists of two directors.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not have an audit, nominating or compensation committee.  We are in the process of establishing an audit committee and a compensation committee of our Board of Directors. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Code of Ethics

Our Board of Directors has not adopted a Code of Business Conduct and Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Neither Mr. Shaw nor Mr. Rosenberger filed their initial statements of ownership on Form 3 when the Company became a reporting company under Section 12 of the Securities and Exchange Act of 1934 in November 2010.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the compensation earned by our named Executive Officers during the last two fiscal years and other officers who received compensation in excess of $100,000 during any of the last three fiscal years. In accordance with Item 402(a)(5), we have omitted certain columns from the table required by Item 402(c).

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $ (1)	Stock Awards $ (2)	All Other Compensation $ (3)	Total $

Michael Rosenberger, President	2010 2009	$ 13,845 $ 433,479	$ -- $ 70,397	$ -- $ 15,000	$ 97,684 $ 126,930	$ 111,530 $ 645,806

[1] Mr. Rosenberger’s bonus in 2009 consisted of $70,397 of indebtedness he owed us that was forgiven as a bonus.

[2] Mr. Rosenberger’s stock award in 2009 consisted of 50,000 shares of common stock that were valued at $15,000.

[3] Mr. Rosenberger’s other compensation for 2010 consisted of $69,384 of personal credit card charges on a company credit card, and $28,300 of audit adjustments that were determined to be personal compensation.  Mr. Rosenberger’s other compensation for 2009 consisted of $111,051 of personal credit card charges on a company credit card, $26,550 of royalties from a franchised location that were paid to Mr. Rosenberger’s mother, $5,531 of payroll expenses paid on behalf of a franchised location owned by Mr. Rosenberger’s mother, and $32,706 of payments made to stores owned by Hot Wings Concepts, Inc., less $48,908 of amounts repaid by Mr. Rosenberger.

We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year, other than as described above.  We did not make any award to any named executive officer under any long-term incentive plan in the last fiscal year.  We did not reprice any options or stock appreciation rights during the last fiscal year.

Employment Agreements

We entered into an employment agreement with Michael Rosenberger effective January 1, 2010.  The principal provisions of the agreement are as follows:

•

Mr. Rosenberger receives a base annual salary of $100,000.

•

Mr. Rosenberger shall serve as chief executive officer.

•

The term of the agreement is two years.

•

Mr. Rosenberger is required to devote at least 1,500 hours per year to company business.

•

During the term of the agreement and for two years after its termination, Mr. Rosenberger will not compete with us, interfere with our suppliers, interfere with our employees and independent contractors, or disclose confidential information about us.

•

The agreement specifies that Mr. Rosenberger is to serve as chief operating officer, although has been serving as president and chief executive officer and will continue to serve in that capacity for the foreseeable future.

Prior to January 1, 2009, we were a Subchapter S corporation.  As such, Mr. Rosenberger received profit distributions during fiscal years 2007 and 2008.  During the period of fiscal years 2007 and 2008, there was no written policy regarding compensation, expense reimbursements and profit distributions.  Beginning with the effective date of the change in corporate status, we ceased to issue payments to Mr. Rosenberger in the form of profit distributions and expenses.  It is our policy to compensate Mr. Rosenberger as an employee.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James R. Shaw	-	-	-	-	-	-

We do not have any policy regarding the compensation of directors and have paid no compensation for director services in the last year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 9, 2011, with respect to the beneficial ownership of our common stock by (i) all of our directors, (ii) each of our executive officers named in the Summary Compensation Table, (iii) all of our directors and named executive officers as a group, and (iv) all persons known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities.

The percentage of beneficial ownership by any person, as of a particular date, is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our Common stock listed below have sole voting and investment power with respect to the shares shown.  The business address for all persons is 14476 Duval Place, Suite 103, Jacksonville, FL 32218.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Michael Rosenberger (2)	20,110,000	57.1%

Shawn Patricia McCarthy (2)	20,110,000	57.1%

James Robert Shaw (3)	13,990,000	39.7%

All Officers and Directors as a Group	34,100,000	96.7%

(1)  Based upon 35,246,667 shares issued and outstanding as of April 1, 2011.

(2) Includes 18,610,000 shares owned by Mr. Rosenberger and 1,500,000 shares owned by Ms. McCarthy, who are married.

(3)  Includes 13,650,000 shares owned by Mr. Shaw, and 340,000 shares owned by Crescent Hill Capital Corporation, a company majority owned by Mr. Shaw.

Equity Compensation Plan Information

The following table provides information as of December 26, 2010 about our outstanding compensation plans under which shares of stock have been authorized:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	--

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our intellectual property, trademarks, services marks, registered logos, etc., including “Dick’s Wings”, “Dick’s Wings & Grill”, and “Dick’s Wings Express”, are held by an affiliated company, Moose River Management, Inc., which is wholly owned by Michael Rosenberger, our president.  The marks are licensed to us under a license agreement executed in June 2007.  The license agreement is for a fifty year term, and a right to renew it for an additional fifty year term.  We are not obligated to pay any license fee for the use of the marks.  We paid Moose River $100 as consideration for the license.

In October 30, 2008, we entered into a loan agreement with Bank of America in the original principal amount of $338,138.  The loan agreement consolidated five separate loans which Bank of America had made to us previously.  All of the loan proceeds were paid to Mr. Rosenberger, and recorded as distributions to him.  Mr. Rosenberger received $0 and $9,746 of loan proceeds in 2007 and 2008, respectively.  The loan is guaranteed by Michael Rosenberger, Rosalie Rosenberger (who is Mr. Rosenberger’s mother), and Hot Wings Concepts, Inc. (which is owned by Mr. Rosenberger).  In 2009, Hot Wings Concepts, Inc. made one monthly payment on the loan on our behalf in the amount of $6,711.

In 2009, we paid Mr. Rosenberger’s mother the royalties that we received from a store in Waycross Georgia that was owned by a third party. The amount paid to Ms. Rosenberger was $26,550 in 2009.  We discontinued paying Ms. Rosenberger all franchise royalties received from the Waycross store as of January 2010.

Until January 1, 2009, we were a Subchapter S corporation and our sole shareholder was Michael Rosenberger.  During that time, we paid certain amounts on behalf of Mr. Rosenberger that our auditors determined were not related to our business of franchising Dick’s Wings restaurants, including expenses paid for stores owned by Hot Wings Concepts, Inc., ARC Waycross, Inc., and personal travel expenses of Mr. Rosenberger, as well as the net book value of the Waycross store assets that were conveyed to ARC Waycross, Inc. in 2007.  Those items were reclassified as loans to Mr. Rosenberger.  As December 28, 2008 and December 30, 2007, the amount owed to us by Mr. Rosenberger or his companies was $70,397 and $138,733, respectively.  The loans were repaid in January 2009 by recording the existing balance as compensation to Mr. Rosenberger.  The loans were not documented by a promissory note, did not bear interest and were unsecured.

We have entered into a franchise agreement for three restaurants in the Jacksonville, Florida area with Hot Wings Concepts, Inc., which is owned by Michael Rosenberger.  The terms of the franchise agreements are identical to the franchise agreements executed by unrelated franchisees, except that Hot Wings Concepts, Inc. was not required to pay an initial franchise fee.  During 2009 and 2010, we received revenues of $64,630 and $71,628, respectively, from the restaurants operated by Hot Wings Concepts, Inc.  In 2009, we paid $433,479 to Mr. Rosenberger, and $29,400 to Hot Wings Concepts, Inc., most of which was used to fund the completion of three restaurants owned by Hot Wings Concepts, Inc. or startup costs associated with the opening of the restaurants.  Mr. Rosenberger repaid $48,908 of this amount.  These amounts were recorded as compensation income to Mr. Rosenberger.

We have provided Mr. Rosenberger with a credit card that he is allowed to use for personal purchases.  Any personal purchases are recorded as compensation expense to Mr. Rosenberger.  In 2010 and 2009, the amount of credit card purchases by Mr. Rosenberger charged as compensation expense were $69,384 and $111,051, respectively.

The foregoing transactions may not have been on the same terms as those in an arm’s-length transaction between unrelated parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, promoter, beneficial owner of five percent or more of our shares, or family members of such persons since our inception.

Review, Approval and Ratification of Related Party Transactions

The board of directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Under our Code of Ethics, any conflict of interest between a director or officer and us must be referred to the non-interested directors for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.  We do not currently have any independent directors.  Accordingly, this policy is currently held in abeyance.  We plan to reinstitute the policy when and if we have dis-interested directors.

Director Independence

Our common stock is currently quoted on the OTC Bulletin Board, or the OTCBB, and the Pink Sheets.  Since neither the OTCBB nor the Pink Sheets has its own rules for director independence, we use the definition of independence established by the NYSE Amex (formerly the American Stock Exchange).  Under applicable NYSE Amex rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete and forward to the Corporate Secretary a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.  As this time, we do not have any independent directors.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors, other than as disclosed above.  With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

In the last two fiscal years ended December 31, 2010 and 2009, we have retained W.T. Uniack & Co. CPA's P.C. ("Uniack") as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants. After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

The following is a summary of the fees billed to the Company by Uniack for professional services rendered for the fiscal years ended December 26, 2010 and December 27, 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$ 15,000	$ 15,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$ 15,000	$ 15,000

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Uniack in connection with statutory and regulatory filings or engagements.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2010 or 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

List the following documents filed as a part of the report:

(1)

All financial statements:  Audited financial statements of American Restaurant Concepts, Inc. as of December 27, 2009 and December 26, 2010, and for the years ended December 27, 2009 and December 26, 2010, including a balance sheet, statement of operations, statement of cash flows, and statement of changes in stockholders’ deficit

(2)

Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below:  none.

(3)

Those exhibits required by Item 601 of Regulation S-K (Section 229.601 of this chapter) and by paragraph (b) below.  Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1/A filed April 29, 2010)
3.2	Amendment to Articles of Incorporation (incorporated by reference to the Form S-1/A filed April 29, 2010)
3.3	Bylaws of American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1/A filed April 29, 2010)
4.1	Form of common stock Certificate of the American Restaurant Concepts, Inc. (1)
10.1	Form of Franchise Agreement (incorporated by reference to the Form S-1 filed September 8, 2009)
10.2	Trademark License Agreement between Moose River Management, Inc. and American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1 filed September 8, 2009)

10.3	Amended and Restated Employment, Non-Disclosure and Non-Competition Agreement of Michael Rosenberger (incorporated by reference to the Form S-1/A filed April 29, 2010)
10.4	Loan Agreement between Bank of America, N.A. and American Restaurant Concepts, Inc. dated October 28, 2008 (incorporated by reference to the Form S-1/A filed April 29, 2010)
10.5	Forebearance Agreement between Bank of America, N.A. and American Restaurant Concepts, Inc. dated February 22, 2010 (incorporated by reference to the Form S-1/A filed April 29, 2010)
10.6*	First Amendment to Forebearance Agreement between Bank of America, N.A. and American Restaurant Concepts, Inc. dated February 3, 2011
11**	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends
21	Subsidiaries of Registrant (2)
23*	Consent of W.T. Uniack & Co., CPAs P.C.
31*	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of Chief Executive Officer and Chief Financial Officer
32*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

(1)

Information pertaining to our common stock is contained in our Articles of Incorporation and Bylaws.

(2)

We do not have any subsidiaries.

*

Filed herewith.

**

Included within financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

American Restaurant Concepts, Inc.
Dated: April 15, 2011	/s/ Michael Rosenberger
Michael Rosenberger, President (principal executive officer and principal accounting officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Dated: April 15, 2011	/s/ Michael Rosenberger Michael Rosenberger, Chairman
Dated: April 15, 2011	/s/ James R. Shaw James R. Shaw, Director

EXHIBIT A

AMERICAN RESTAURANT CONCEPTS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 26, 2010 AND DECEMBER 27, 2009

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

[W. T. Uniack & Co., CPAs, P.C. letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 14, 2011

Board of Directors

American Restaurant Concepts, Inc.

We have audited the accompanying balance sheet of American Restaurant Concepts, Inc. (the “Company”) as of December 26, 2010 and December 27, 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 26, 2010 and December 27, 2009, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 of the notes to the accompanying financial statements, the financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the footnotes and noted within the financial statements, the Company has current assets of $9,386 and current liabilities of $441,132.  In addition, the Company has an accumulated deficit of ($747,080) and has a significant loan due December 3, 2011.   Those conditions raise substantial concern about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ W. T. Uniack & Co., CPAs, P.C.
W. T. Uniack & Co., CPAs, P.C.
Alpharetta, Georgia

AMERICAN RESTAURANT CONCEPTS, INC.

BALANCE SHEETS

DECEMBER 26, 2010 AND DECEMBER 27, 2009

	2010	2009
ASSETS
Cash	$ 1,606	$ 105,782
Advertising fund restricted assets	-	351
Accounts receivable, net	7,780	1,616

Total Assets	$ 9,386	$ 107,749

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	121,479	56,203
Advertising fund restricted liabilities	-	351
Accrued interest	24,539	20,796
Rescission agreement payable	-	80,000
Notes payable (Note 6)	11,000	11,000
Bank note payable (Note 6)	284,114	314,197
Total current liabilities	441,132	482,547

Rescission agreement payable	-	170,000
Bank note payable - long-term	-	-
Total liabilities	441,132	652,547

Stockholders' deficit:
Class A Common stock, Par value $0.01, 100,000,000 shares authorized, shares issued and outstanding 35,153,667 and 34,866,667, respectively (1)	11,538	8,668
Additional paid in capital	303,796	234,916
Accumulated deficit	(747,080)	(788,382)
Total stockholders' deficit	(431,746)	(544,798)

Total Liabilities and Stockholders' Deficit	$ 9,386	$ 107,749

(1)

All share amounts have been adjusted for a 340,000 for one forward stock split effected on July 7, 2009.

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 26, 2010 AND DECEMBER 27, 2009

	2010	2009

Revenue	$ 300,434	$ 494,605
Revenue – Related party	71,626	64,630
Total Revenue	372,062	559,235

Expenses

Professional fees	$ 182,209	$ 193,401
Salaries and wages	188,229	681,987
Stock based compensation	-	76,800
General and administrative	134,308	221,744
	504,746	1,173,932

Loss from operations	(132,684)	(614,697)

Other income	210,000	136,206
Interest expense	(36,014)	(24,546)

Net income (loss)	$ 41,302	$ (503,037)

Net income per common share - basic and fully diluted	$ -	$ (0.01)

Weighted average number of common shares outstanding - basic and fully diluted	34,927,912	34,613,057

Pro forma tax and earnings per share (Note 6)

Pre-tax income (loss)	41,302	(503,037)

Pro forma income tax expense (benefit)	15,736	(191,657)

Pro forma net income (loss)	$ 25,566	$ (311,380)

Pro forma net income per common share - basic and fully diluted	$ -	$ (0.01)

Weighted average number of common shares outstanding - basic and fully diluted	34,927,912	31,615,837

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 26, 2010 AND DECEMBER 27, 2009

	CLASS A		ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES(1)	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 28, 2008	34,000,000	$ 1	$ 13,083	$ (285,345)	$ (272,261)

Common stock issued in private placement	608,667	6,087	147,613	-	153,700
Common stock issued for services	258,000	2,580	74,220	-	76,800
Net Loss				(503,037)	(503,037)

Balance as of December 27, 2009	34,866,667	$ 8,668	$ 234,916	$ (788,382)	$ (544,798)

Common stock issued in private placement	287,000	2,870	68,880	-	71,750
Net Income				41,302	41,302

Balance as of December 26, 2010	35,153,667	$ 11,538	$ 303,796	$ (747,080)	$ (431,746)

(1)

 All share amounts have been adjusted for a 340,000 for one forward stock split effected on July 7, 2009.

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 26, 2010 AND DECEMBER 27, 2009

	2010	2009

Cash flows from operating activities

Net income (loss)	$ 41,302	$ (503,037)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Issuance of common stock for services	-	76,800
Deferred revenue	-	(400,000)
Rescission agreement payable	(250,000)	250,000
Accounts receivable	(6,164)	41,659
Accounts payable and accrued liabilities	69,019	59,929

Net cash used in operating activities	(145,843)	(474,649)

Cash flows from financing activities

Proceeds from sale of common stock	71,750	153,700
Repayments of bank loans	(30,083)	(19,203)
Proceeds from repayments of due from related parties	-	70,397

Net provided by financing activities	$ 41,67	$ 204,894

Net decrease in cash	($ 104,176)	($ 269,755)

Cash - beginning of year	$ 105,782	$ 375,537
Cash - end of year	$ 1,606	$ 105,782

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

NOTES TO FINANCIAL STATEMENTS

FISCAL YEARS ENDED DECEMBER 26, 2010 AND DECEMBER 27, 2009

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

At December 26, 2010, and December 27, 2009, we had 17 and 19 franchised restaurants, respectively.

(b) Fiscal Year

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. The fiscal year will allow direct year to year comparisons of the future financial statements.

(c) Restaurant Sales Concentration

As of December 26, 2010, we had 16 franchised restaurants in the state of Florida and one in the state of Georgia. The restaurants in Florida aggregated ___% and 85% of our total franchise network sales in fiscal 2010 and 2009, respectively. We are subject to adverse trends and economic conditions in the state of Florida.

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

With respect to one area development partner, we agreed to allow the partner to retain all franchise fees paid by franchisees procured by the partner, and to share a percentage of royalties paid by franchisees procured by or supervised by the partner. We do not record as revenue any franchise fees paid by franchisees procured by the partner because we are not allowed to retain any portion of that revenue.  With respect to royalties in which the partner is entitled to a share, we record as revenue the full royalty paid by the franchisee and record the partner’s share of the revenue as a professional fee expense.

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

(l) Advertising Costs and National Advertising Fund

We maintain a system-wide marketing and advertising fund. Our franchised restaurants are required to remit a designated portion of sales to the advertising fund that is used for marketing and advertising efforts throughout the system.  Our franchise agreements permit us to assess each franchisee a maximum of 3% of sales for the advertising fund.  In 2009 and 2010, we charged a flat rate of $250 per month per store. We have since discontinued charging franchisees an advertising fee, and now they are responsible for their own advertising.  Certain payments received from various vendors are deposited into the National Advertising Fund. These funds are used for development and implementation of system-wide initiatives and programs.  In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the advertising funds are not included in our Statements of Income or Consolidated Statements of Cash Flows because the contributions to these advertising funds are designated for specific purposes, and we act as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets and related restricted liabilities are identified on our Balance Sheets.

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

(o) Stock Based Compensation

We issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction.

(p) Significant Recent Accounting Pronouncements:

In June 2009 the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements.  The ASC does change the way the guidance is organized and presented.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, which, among other things, amends Subtopic 855-10 with respect to the date through which evaluation of subsequent events must occur and under which circumstances such date must be disclosed.  The update amends subtopic 855-10 so that an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. All of the amendments in this update are effective upon issuance, with limited exceptions.  Adoption of this guidance did not have a material impact on our financial statements.

During February 2010, the FASB also issued ASU 2010-08, which corrects existing guidance for various topics. The update is generally effective for the first reporting period (including interim periods) beginning after issuance.  We believe these corrections will have minimal, if any, impact on our financial statements.

In January 2010, the FASB issued ASU 2010-06, which amends Subtopic 820-10 to require new disclosures regarding the amounts of and reasons for significant transfers in and out of Levels 1 and 2 fair value measurement categories, and separate information about purchases, sales, issuances, and settlements in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing fair value measurement disclosures to provide for fair value measurement disclosures for each class of assets and liabilities, even within a line item in the statement of financial position, and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either the Level 2 or Level 3 categories.

ASU 2010-06 also includes conforming amendments to the guidance on employers’ disclosures about post-retirement benefit plan assets (Subtopic 715-20), changes the terminology in Subtopic 715-20 from major categories of assets to classes of assets, and provides a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.

The new disclosures and clarifications of existing disclosures in ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Adoption of this guidance has not had a material impact on our financial statements and is not expected to have a material impact on our financial statements in the future.

NOTE 2 - Commitments & Contingencies

We lease our corporate offices under an operating lease.  The lease is effective through March 31, 2011.  The future lease obligations for the corporate office are as follows:

2010

$1,364 per month

$16,368 total

2011

$1,404 per month

$4,212 total

NOTE 3 – Capital Stock; Stockholders’ Deficit

We currently have one class of Common Stock authorized, issued and outstanding, which is designated as Class A Common Stock, par value $0.01 per share. We do not currently have any outstanding stock options, restricted stock, warrants, or employee stock purchase plans.  As of December 26, 2010 and December 27, 2009, we had 35,008,467 and 34,866,667 shares of Common Stock outstanding, respectively.

During the period from January 12, 2009 to May 27, 2009, we issued 608,667 shares of Common Stock to seventeen investors for gross proceeds of $153,700.  578,000 of the shares were sold at $0.25 per share and 30,667 of the shares were sold at $0.30 per share.  The securities were offered pursuant to SEC Regulation D and have been issued only to accredited or sophisticated investors.

During the period from January 15, 2009 to June 14, 2009, we issued 258,000 shares for paralegal, business plan development, office support/secretarial/business development and branding, securities legal and operational support to thirteen individuals.  We valued theses shares at $76,800 based on the price at which we were contemporaneously selling shares to cash investors at the time of issuance of the shares for services. Specifically, 12,000 of the shares were valued at $0.25 per share and 246,000 of the shares were valued at $0.30 per share.

In June 2010, we commenced a private offering of up to 1,000,000 Units for $0.25 per Unit, with each Unit consisting of one share of common stock, one Class A Warrant and one Class B Warrant.  Each Class A Warrant entitles the holder to purchase one share of common stock for $0.50 per share until December 31, 2011.  Each Class B Warrant entitles the holder to purchase one share of common stock for $1.25 per share until December 31, 2012.  After 2010, we sold 287,000 Units for gross proceeds of $71,750 to six investors.

All share amounts are after giving effect to a 340,000 for one forward stock split effected on July 7, 2009.

NOTE 4 - Related Party Transactions

Certain of our intellectual property, trademarks, services marks, registered logos, etc., including the service marks “Dick’s Wings”, “Dick’s Wings & Grill”, and “Dick’s Wings Express”, are held by an affiliated company, Moose River Management, Inc., which is wholly owned by Michael Rosenberger, our CEO.  The marks are licensed to us under a license agreement executed in June 2007.  The license agreement is for a fifty year term, and a right to renew it for an additional fifty year term.  We are not obligated to pay any license fees for the use of the marks.

In 2009, we paid Mr. Rosenberger’s mother the royalties that we received from a store in Waycross Georgia that was owned by a third party. The amount paid to Ms. Rosenberger was $26,550 in 2009.  We discontinued paying Ms. Rosenberger all franchise royalties received from the Waycross store as of January 2010.

Until January 1, 2009, we were a Subchapter S corporation and our sole shareholder was Michael Rosenberger.  During that time, we paid certain amounts on behalf of Mr. Rosenberger that our auditors determined were not related to our business of franchising Dick’s Wings restaurants, including expenses paid for stores owned by Hot Wings Concepts, Inc., ARC Waycross, Inc., and personal travel expenses of Mr. Rosenberger, as well as the net book value of the Waycross store assets that were conveyed to ARC Waycross, Inc. in 2007.  Those items were reclassified as loans to Mr. Rosenberger.  As December 28, 2008, the amount owed to us by Mr. Rosenberger or his companies was $70,397.  The loans were repaid in January 2009 by recording the existing balance as compensation to Mr. Rosenberger.  The loans were not documented by a promissory note, did not bear interest and were unsecured.

In October 30, 2008, we entered into a loan agreement with Bank of America in the original principal amount of $338,138.  The loan agreement consolidated five separate loans which Bank of America had made to us previously.  The loan bears interest at 7% per year, and requires equal month payments of principal and interest of $6,710.65 per month, until November 3, 2013, when the loan is scheduled to be repaid in full.  All of the loan proceeds were paid to Mr. Rosenberger, and recorded as distributions to him.  Mr. Rosenberger received $0 and $9,746 of loan proceeds in 2007 and 2008, respectively.  The loan is guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts, Inc.  In 2009, Hot Wings Concepts, Inc. made one monthly payment on the loan on our behalf in the amount of $6,711.

We have provided Mr. Rosenberger with a credit card that he is allowed to use for personal purchases.  Any personal purchases are recorded as compensation expense to Mr. Rosenberger.  In 2010 and 2009, the amount of credit card purchases by Mr. Rosenberger charged as compensation were $69,384 and $111,051, respectively.

We have entered into a franchise agreement for three restaurants in the Jacksonville, Florida area with Hot Wings Concepts, Inc., which is owned by Michael Rosenberger.  The terms of the franchise agreements are identical to the franchise agreements executed by unrelated franchisees, except that Hot Wings Concepts, Inc. was not required to pay an initial franchise fee.  During 2009 and 2010, we received revenues of $64,630 and $71,628, respectively, from the restaurants operated by Hot Wings Concepts, Inc.  In 2009, we paid $433,479 to Mr. Rosenberger, and $29,400 to Hot Wings Concepts, Inc., most of which was used to fund the completion of three restaurants owned by Hot Wings Concepts, Inc. or startup costs associated with the opening of the restaurants.  Mr. Rosenberger repaid $48,908 of this amount.  These amounts were recorded as compensation income to Mr. Rosenberger.

NOTE 5 – Income taxes

During 2008, we were organized as a Subchapter S corporation.  As such, we did not incur any income tax liability, with any income and or loss flowing to our sole shareholder.  In January, 2009, we converted from a Subchapter S corporation to a C corporation.

The pro forma effective tax rate varies from the maximum federal statutory rate as a result of the following items for the years ended December 27, 2009 and December 26, 2010:

	December 26, 2010	December 27, 2009

Tax computed at the maximum federal statutory rate	34.0%	34.0%

State tax rate, net of federal tax benefit	4.1	4.1

Increase in valuation allowance	-	-

Effective income tax rate	38.1%	38.1%

NOTE 6 - Notes Payable

In October 30, 2008, we entered into a loan agreement with Bank of America in the original principal amount of $338,138.  The loan agreement consolidated five separate loans which Bank of America had made to us previously.  The loan bears interest at 7% per year, and requires equal month payments of principal and interest of $6,711 per month, until November 3, 2013, when the loan is scheduled to be repaid in full.  The loan is secured by substantially all of our assets, and is guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts, Inc.  On February 22, 2010, we entered into a Forbearance Agreement with Bank of America, N.A.   Under the Forbearance Agreement, our monthly payment obligation is reduced to interest only until November 3, 2010, which represents a substantial reduction in our monthly payment.  However, the entire loan was due and payable on November 3, 2010. We subsequently negotiated an extension of the Forbearance Agreement to December 3, 2011.  See Note 9 – Subsequent Events.

During the fourth quarter of 2008, we borrowed $11,000 from four unrelated persons and issued each lender a promissory note.  The notes bear interest at the rate of 6% per annum, and provide for one balloon payment of all principal and interest three years after the date of the note.  The proceeds were used by us to defray costs associated with a planned public offering.

NOTE 7 - Master Franchise Agreement

During the fourth quarter of 2008, we entered into a Master License Agreement with DWG Partners under which DWG Partners had the exclusive right to open new restaurants in Florida and the non-exclusive right to open new restaurants anywhere else in the United States in consideration for DWG Partner’s commitment to open three new restaurants in 2009 and five new restaurants each year for the next nine years under the agreement.  The term of the Agreement was for ten years and included a non-refundable fee of $400,000.  We amortized the franchise fee ratably based on the total number of restaurants in the development schedule of the agreement.  For all existing store franchisees for which DWG Partners provided operational support, DWG was entitled to 60% of the royalties paid by the franchisee.  For all new locations sold by DWG Partners for which it provided operational support, DWG Partners was entitled to 80% of royalties paid by the franchisee.

On January 13, 2010, we entered into a settlement agreement with DWG Partners, under which the Master License Agreement between us and DWG Partners was rescinded and we agreed to refund DWG Partners $250,000 of the original license fee paid by DWG Partners.  We agreed to pay the refund of the license fee by payment of $25,000 upon execution of the agreement, and $5,000 per month until it was paid in full.  In addition, we agreed to pay DWG Partners the proceeds of any franchise fees received from the sale to a franchisee of a store location of which DWG Partners is the lessee, which would be applied to the $250,000 obligation.  Finally, we agreed to allow DWG Partners to retain any royalties it had collected from three franchisees (of which two were open and operating) that it procured, and to allow it to continue collecting royalties from those franchisees until the $250,000 obligation was paid in full, with the amount of any franchisee fees collected after December 15, 2009 being applied to reduce the $250,000 obligation. In 2010, DWG Partners breached its obligations under the settlement agreement, and as a result, in the opinion of management and legal counsel, we are no longer liable for any remaining amounts due under the settlement agreement.

NOTE 8 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We reported operating losses in 2010 and 2009.  As of December 26, 2010, we current assets of $9,386, current liabilities of $441,132, and an accumulated deficit of ($747,080).  In addition, we had a significant loan that matures on December 3, 2011, unless we obtain another extension of the loan. We intend to raise money from the sale of common stock in a private offering to reduce our indebtedness and provide funds for expansion.  Alternatively, we will need to restructure our indebtedness and turn around our operations.  Those conditions raise substantial concern about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9 - Subsequent Events (Unaudited)

On February 3, 2011, we entered into a First Amendment to Forbearance Agreement with Bank of America, N.A.   Under the First Amendment, we are only required to make monthly payments of interest only until December 3, 2011, at which time the entire loan.

Since January 1, 2011, we have sold 68,000 Units in our private offering for gross proceeds of $17,000.  We also sold 25,000 shares for $10,000 to one investor.