Form 10-Q
period 2011-03-31
AMERICAN RESTAURANT CONCEPTS INC
filed 2011-05-16
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  35,261,667 shares of Common Stock as of May 16, 2011.

AMERICAN RESTAURANT CONCEPTS, INC.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

4

Item 1.  Financial Statements

4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

19

Item 4.  Controls and Procedures.

19

PART II.  OTHER INFORMATION.

20

Item 1.  Legal Proceedings.

20

Item 1A.  Risk Factors.

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

20

Item 3.  Defaults upon Senior Securities.

21

Item  4. (Removed and Reserved)

21

Item 5.  Other Information.

21

Item 6.  Exhibits.

21

SIGNATURES

21

EXHIBIT INDEX

22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN RESTAURANT CONCEPTS, INC.

 BALANCE SHEETS

MARCH 27, 2011 AND DECEMBER 26, 2010

	MARCH 27, 2011	DECEMBER 26, 2010

ASSETS
Cash	$ 14,382	$ 1,606
Accounts receivable, net	16,065	7,780
Total current assets	30,447	9,386

Property and equipment, net of accumulated depreciation of $4,674	-	-

Total Assets	$ 30,447	$ 9,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities:
Accounts payable and accrued expenses	$ 121,479	$ 121,479
Accrued interest	29,538	24,539
Notes payable (Note 5)	11,000	11,000
Bank note payable (Note 5)	284,114	284,114
Total liabilities (all current)	446,131	441,132

Stockholders' deficit:
Class A Common stock, par value $0.01, 100,000,000 shares authorized, 35,261,667 shares issued and outstanding at March 27, 2011 and December 26, 2010, respectively	12,618	11,538
Additional paid in capital	329,716	303,796
Accumulated deficit	(758,018)	(747,080)
Total stockholders' deficit	(415,684)	(431,746)

Total Liabilities and Stockholders' Deficit	$ 30,447	$ 9,386

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 27, 2011 AND MARCH 28, 2010

	2011	2010
	(Unaudited)	(Unaudited)

Revenue	$ 91,458	$ 89,422
Revenue – Related party	14,167	18,304
Total Revenue	105,625	107,726

Expenses

Professional fees	$ 18,122	$ 9,929
Salaries and wages	70,050	42,296
General and administrative	23,392	6,372
	111,564	58,597

Income (loss) from operations	(5,939)	49,129

Interest expense	(4,999)	(4,194)

Net income (loss)	$ (10,938)	$ 44,935

Net income per common share - basic and fully diluted	$ -	$ -

Weighted average number of common shares outstanding - basic and fully diluted	35,187,469	34,866,667

See accompanying notes to financial statements.

MERICAN RESTAURANT CONCEPTS, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 27, 2011

(UNAUDITED)

	CLASS A		ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 26, 2010	35,153,667	$ 11,538	$ 303,796	$ (747,080)	$ (431,746)

Common stock issued in private placement	108,000	1,080	25,920	-	27,000
Net loss	-	-	-	(10,938)	(10,938)

Balance as of March 27, 2011	35,261,667	$ 12,618	$ 329,716	$ (758,018)	$ (415,684)

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 27, 2011 AND MARCH 28, 2010

	2011	2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities

Net income (loss)	$ (10,938)	$ 44,935

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in operating assets and liabilities:
Rescission agreement payable	-	(35,000)
Accounts receivable	(8,285)	(22,560)
Accounts payable and accrued liabilities	4,999	(45,476)

Net cash provided by operating activities	(14,224)	(58,101)

Net cash provided by investing activities	-	-

Cash flows from financing activities

Proceeds from sale of common stock	27,000	-
Repayments of bank loans	-	(27,330)

Net cash used in financing activities	27,000	(27,330)

Net increase (decrease) in cash	$ 12,776	$ (85,431)

Cash - beginning of period	$ 1,606	$ 105,782
Cash - end of period	$ 14,382	$ 20,351

See accompanying notes to financial statements.

AMERICAN RESTAURANT CONCEPTS, INC.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 27, 2011

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

At March 27, 2011, and March 28, 2010, we had 14 and 18 franchised restaurants, respectively.

(b) Fiscal Year

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Our fiscal year allows direct year to year and period to period comparisons of future financial statements.

(c) Interim Financial Information

The interim financial statements as of March 27, 2011 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting.  These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results, and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.  The balance sheet at December 26, 2010 has been derived from the audited financial statements at that date.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC.  These financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company’s Annual Report on Form 10-K, for the year ended December 26, 2010.

(d) Restaurant Sales Concentration

As of March 27, 2011, we had 13 franchised restaurants in the state of Florida and one in the state of Georgia. The restaurants in Florida aggregated 93.5%% and 90% of our total franchise network sales in the three-month periods ending March 27, 2011 and March 28, 2010, respectively. We are subject to adverse trends and economic conditions in the state of Florida.

(e) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(f) Accounts Receivable

Accounts receivable – consists primarily of royalty receivables from our franchisees. In addition, accounts receivable may include contractually-determined receivables for leasehold improvements, credit cards, vendor rebates, and purchased interest on investments.

(g) Property and Equipment

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

(i) Franchise Operations

We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Dick’s Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Dick’s Wings brand. The franchisee is required to operate their restaurants in compliance with their franchise agreement, which includes adherence to operating and quality control procedures that we establish. We do not provide loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, we do not provide any financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We receive a 5% royalty of gross sales as defined in the franchise agreement and in most cases, allowances directly from the franchisees’ vendors that generally are less than 0.5% of the franchisees’ gross sales. We have financial exposure for the collection of the royalty payments. Franchisees generally remit franchise payments weekly for the prior week’s sales, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties; however, starting in 2009 we began to waive or reduce franchise fees on a case by case basis due to economic problems experienced by some franchisees resulting from factors outside their control, such as the vacancy of an anchor tenant, or excessive vacancies, in the shopping center in which they are located. Franchise and area development fees are paid upon the signing of the related agreements.

(j) Payments Received from Vendors

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

(k) Advertising Costs and National Advertising Fund

We maintain a system-wide marketing and advertising fund. Our franchised restaurants are required to remit a designated portion of sales to the advertising fund that is used for marketing and advertising efforts throughout the system.  Our franchise agreements permit us to assess each franchisee a maximum of 3% of sales for the advertising fund.  In 2010, we charged a flat rate of $250 per month per store. We have since discontinued charging franchisees an advertising fee, and now they are responsible for their own advertising.  Certain payments received from various vendors are deposited into the National Advertising Fund. These funds are used for development and implementation of system-wide initiatives and programs.  In accordance with SFAS No. 45, “Accounting for Franchisee Fee Revenue”, the revenue, expenses and cash flows of the advertising funds are not included in our Statements of Income or Consolidated Statements of Cash Flows because the contributions to these advertising funds are designated for specific purposes, and we act as an, in substance, agent with regard to these contributions. The assets held by these advertising funds are considered restricted. The current restricted assets and related restricted liabilities are identified on our Balance Sheets.

(l) Basic and Diluted Per Common Share

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

(m) Use of Estimates

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

(n) Stock Based Compensation

We issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction.

(o) Significant Recent Accounting Pronouncements:

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

NOTE 2 - Commitments & Contingencies

We lease our corporate offices under an operating lease.  We are currently operating under a month-to-month office lease for our corporate offices. There are no future lease obligations for the corporate office.

NOTE 3 - Capital Stock; Stockholders’ Deficit

We currently have one class of Common Stock authorized, issued and outstanding — Class A. Common Stock.  Par value is $0.01/share. We do not currently have any outstanding stock options, restricted stock, or employee stock purchase plans, other than as described below.  As of March 27, 2011, we had 35,261,667 shares of Common Stock outstanding. In June 2010, we commenced a private offering of up to 1,000,000 Units for $0.25 per Unit, with each Unit consisting of one share of common stock, one Class A Warrant and one Class B Warrant.  Each Class A Warrant entitles the holder to purchase one share of common stock for $0.50 per share until December 31, 2011.  Each Class B Warrant entitles the holder to purchase one share of common stock for $1.25 per share until December 31, 2012.  During the three months ending March 27, 2011, we sold 108,000 Units for gross proceeds of $27,000 to four investors.

NOTE 4 - Related Party Transactions

We have entered into a franchise agreement for three restaurants in the Jacksonville, Florida area with Hot Wings Concepts, Inc., which is owned by Michael Rosenberger.  The terms of this franchise agreement is identical to our other franchise agreements executed by unrelated franchisees, except that we did not require Hot Wings Concepts, Inc. to pay an initial franchise fee.  During the three months ended March 27, 2011, we received revenues of $14,167 from the restaurants operated by Hot Wings Concepts, Inc.

NOTE 5 - Notes Payable

In October 30, 2008, we entered into a loan agreement with Bank of America in the original principal amount of $338,137.92.  The loan agreement consolidated five separate loans which Bank of America had made to us previously.  The loan bears interest at 7% per year, and requires equal month payments of principal and interest of $6,710.65 per month, until November 3, 2013, when the loan is scheduled to be repaid in full.  The loan is secured by substantially all of our assets, and is guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts, Inc.  On February 22, 2010, we entered into a Forbearance Agreement with Bank of America, N.A.   Under the Forbearance Agreement, our monthly payment obligation is reduced to interest only until November 3, 2010, which represents a substantial reduction in our monthly payment.  However, the entire loan became due and payable on November 3, 2010. On February 3, 2011, we entered into a First Amendment to Forbearance Agreement with Bank of America, N.A.   Under the First Amendment, we are only required to make monthly payments of interest only until December 3, 2011, at which time the entire loan is due and payable.

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

NOTE 7 – Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We reported net loss of ($10,938) for the three months ended March 27, 2011.  We also renegotiated a bank loan in the three months ended March 27, 2011 so that it is no longer in default, but the entire amount is due and payable in the fourth quarter of 2011 unless we negotiate a further extension.  We have current assets of $30,447 and current liabilities of $446,131.  In addition, we have an accumulated deficit of ($758,018). We intend to raise money from the sale of common stock in a private offering to reduce our indebtedness and provide funds for expansion.  Alternatively, we will need to restructure our indebtedness and turn around our operations.  Those conditions raise substantial concern about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - Subsequent Events

The Company has evaluated subsequent events as required by ASC 855, Subsequent Events, and has determined that there were no subsequent events requiring disclosure in these interim financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this report are Forward Looking Statements. When words and expressions such as: “believes,” “expects,” “anticipates,” “estimates,” “plans,” “intends,” “objectives,” “goals,” “aims,” “projects,” “forecasts,” “possible,” “seeks,” “may,” “could,” “should,” “might,” “likely,” “enable,” or similar words or expressions are used in this Form 10-Q, as well as statements containing phrases such as “in our view,” “there can be no assurance,” “although no assurance can be given,” or “there is no way to anticipate with certainty,” Forward Looking Statements are being made, although this is not the exclusive means of identifying such statements.

In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report, in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010 filed with the SEC on April 15, 2011 (including those factors discussed in “Item 1A. Risk Factors”), and in our Registration Statement on Form S-1/A filed with the SEC on October 20, 2010 (including those factors discussed under the heading "Risk Factors"). Such factors also include:

•

our growth strategy;

•

anticipated trends in the restaurant franchise industry;

•

patron demographics;

•

general market and economic conditions;

•

access to capital and credit, including our ability to finance future business requirements;

•

the availability of adequate levels of insurance;

•

changes in federal, state, and local laws and regulations; and

•

competitive environment, including increased competition in our target market areas.

All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

We undertake no obligation to publicly update or revise any Forward-Looking Statements as a result of future developments, events or conditions.  New risks emerge from time to time and it is not possible for us to predict all such risks, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ significantly from those forecast in any Forward-Looking Statements.

Overview

Our business is the franchise of Dick’s Wings restaurants, using the Dick’s Wings product line. Dick’s Wings Express is a limited service restaurant, concentrating on take-out orders.  Dick’s Wings & Grill is a full service restaurant.

We currently only offer individual franchise agreements, under which a qualified purchaser may establish and operate a restaurant under the Dick’s Wings marks and system at a single location within a specified territory.  We currently have 12 franchisees located in Florida and two franchisees located in Georgia.

Results of Operations

Three Months ended March 27, 2011 and March 28, 2010

During the three months ended March 27, 2011 and March 28, 2010, our revenues were $105,625 and $107,726, respectively, a decrease of $2,101, or 2.0%.  We had 18 franchised locations as of March 27, 2011, of which 14 were open.

Our decreased revenues were largely attributable to decreased royalty income and other income, as franchise fees were largely unchanged.  Below is a comparison of our revenues by category:

	Three Months Ended March 27, 2011	Three Months Ended March 28, 2010
Royalty income	$ 97,050	$ 91,789
Franchise fees	-	10,000
Other revenue	8,575	5,937
Total revenue	$ 105,625	$ 107,726

Our royalty income from same-store sales (stores opened for all the first three months of both 2011 and 2010) was $71,475 in 2011 as compared to $75,467 in 2010, a decrease of $3,992, or 5.3%.  Royalty income from stores that did not meet our criteria for same store sales was $25,575 for this period in 2011 versus $16,322 in 2010, an increase of 56.7%.  Our royalty income was adversely affected by lower sales by franchisees as a result of tough economic conditions, increased vacancies of anchor tenants in some shopping centers which reduced overall traffic to the shopping center significantly, and temporary cessation of operations at two stores for remodeling.  In addition, we continued to waive or reduce royalties at several locations in the first quarter of 2011 that were experiencing difficulty in their local markets.  While we expect sales to increase as the economy improves, sales at locations that are adversely affected by vacancies in their shopping center may not rise until the vacancy rate at the shopping center decreases, particularly among anchor tenants.

16

Our franchise fees in the first quarter of 2011 decreased compared to the same period in 2010 as a result of decreased activity signing up new franchisees and as a result of our closing two of our franchise locations.  Our other revenues in the same time period increased from 2010 to 2011 due to temporary sublease income.

Our operating expenses increased from $58,597 in the first quarter of 2010 to $111,564 in the first quarter of 2011, an increase of $52,967, or 90.4%.  Our change in operating expenses for the first three months of the year is attributable to the following factors:

•

Salaries and wages increased from $42,296 in 2010 to $70,050 in 2011, an increase of $27,754, or 65.6%.  The increase is primarily result of hiring a new employee and increased compensation to existing employees in 2011.

•

Professional fees increased from $9,929 in 2010 to $18,122 in 2011, an increase of $8,193, or 82.5%.  In 2010, our professional fees consisted largely of legal and auditing fees resulting from a variety of matters.

•

General and administrative expenses increased from $6,372 in 2010 to $23,392 in 2011, an increase of 17,020, as a result of increased marketing and travel costs.

We incurred a net loss of ($10,938) in the first three months of 2011 compared to net income of $44,935 in the same period for 2010.   The change from net income to net loss in this period is attributable to our incurring an operating loss in 2011 as compared to an operating profit in 2010.  This shift is is largely the result of additional salary expenses.  Interest expense was slightly higher in the first three months of 2011 as compared to the same period in 2010 as a result of an increase in the average principal balance of our outstanding debt.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for our last three months ended March 27, 2011 and March 28, 2010:

Three months ended
	March 27, 2011	March 28, 2010
Net cash provided by (used) in operating activities	$ (14,224)	$ (58,101)
Net cash provided by (used) in investing activities	-	-
Net cash provided by (used) in financing activities	27,000	(27,330)
Net (decrease) increase in unrestricted cash and cash equivalents	$ 12,776	$ (85,431)

Comparison of First Quarter 2011 and 2010

Operating activities used ($14,224) of cash in 2011, as compared to ($58,101) of cash in 2010.  Our operating assets and liabilities used ($3,286) of cash in 2011, most of which resulted from a reduction in an increase in accounts receivable of ($8,285), offset by an increase in accounts payable of $4,999.

Operating activities used ($58,101) of cash in 2010.  Our operating assets and liabilities used ($103,036) of cash, most of which resulted from an increase in a decrease accounts payable of ($45,476), an increase in accounts receivable of ($22,560), and a decrease in the recission agreement payable of ($35,000).

Investing activities did not use or supply any cash in the three months ended March 27, 2011 and March 28, 2010.

Financing activities supplied $27,000 of cash in 2011 as compared to using ($27,330) of cash in 2010.  In 2011, we raised $27,000 from an offering of common stock and warrants.  In 2010, we made repayments to our bank loan of ($27,330).

Current Liquidity

Our balance sheet as of March 27, 2011 reflects cash of $14,382, current assets of $30,447, current liabilities of $446,131, and a working capital deficit of ($415,684).   Our accumulated deficit increased during the three months ended March 27, 2011 as a result of the net loss incurred.  Our current liabilities include $284,114 that we owe on a bank loan that, after certain extensions negotiated with the bank, matures in December 2011.

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

Going Concern

Our financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We reported net a loss of ($10,938) for the three months ended March 27, 2011.  We also renegotiated a bank loan in the three months ended March 27, 2011 so that it is no longer in default, but the entire amount is due and payable in the fourth quarter of 2011 unless we negotiate a further extension.  We have current assets of $30,447 and current liabilities of $446,131.  In addition, we have an accumulated deficit of ($758,018). We intend to raise money from the sale of common stock in a private offering to reduce our indebtedness and provide funds for expansion.  Alternatively, we will need to restructure our indebtedness and turn around our operations.  Those conditions raise substantial concern about our ability to continue as a going concern.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Michael Rosenberger, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Mr. Rosenberger evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 27, 2011.  Based on that evaluation, Mr. Rosenberger concluded that, as of the evaluation date, such controls and procedures were adequate.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 27, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2010, as filed with the SEC on April 15, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2010, we commenced a private offering of up to 1,000,000 Units for $0.25 per Unit, with each Unit consisting of one share of common stock, one Class A Warrant and one Class B Warrant.  Each Class A Warrant entitles the holder to purchase one share of common stock for $0.50 per share until December 31, 2011.  Each Class B Warrant entitles the holder to purchase one share of common stock for $1.25 per share until December 31, 2012.  During the three months ending March 27, 2011, we sold 108,000 Units for gross proceeds of $27,000 to four investors. We believe the issuance of the Units is exempt from registration under Rule 506 of Regulation D under the Securities Act of 1933, based on the following factors:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On November 3, 2010, a loan from Bank of America in the original principal amount of $338,137.92 matured.  As a result, we were in technical default under this loan for part of the period covered by this report.  On February 3, 2011, we obtained an amendment from the lender that requires us to make monthly payments of interest only until December 3, 2011, at which time the entire loan will become due and payable.

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

AMERICAN RESTAURANT CONCEPTS, INC.
Date: May 16, 2011	/s/ Michael Rosenberger
Michael Rosenberger, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
3.2	Amendment to Articles of Incorporation (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
3.3	Bylaws of American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
4.1	Form of common stock Certificate of the American Restaurant Concepts, Inc.(1)
4.2*	Form of Class A Warrant
4.3*	Form of Class B Warrant
10.1	Form of Franchise Agreement (incorporated by reference to the Form S-1 Registration Statement filed September 8, 2009)
10.2	Trademark License Agreement between Moose River Management, Inc. and American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1 Registration Statement filed September 8, 2009)
10.3	Amended and Restated Employment, Non-Disclosure and Non-Competition Agreement of Michael Rosenberger (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
10.4	Loan Agreement between Bank of America, N.A. and American Restaurant Concepts, Inc. dated October 28, 2008 (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
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

22