Form 10-Q/A
period 2011-03-27
AMERICAN RESTAURANT CONCEPTS INC
filed 2011-06-20
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amended No.1 to Form 10-Q)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE: The registrant is filing this amendment to reflect an error in a check box on the front page of this form. Box 'NO' was checked when the correct check is Box 'YES'. The corrected has been completed above to reflect that YES all (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESTAURANT CONCEPTS, INC.
Date: June 20, 2011	/s/ Michael Rosenberger
Michael Rosenberger, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, President, Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
3.2	Amendment to Articles of Incorporation (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
3.3	Bylaws of American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
4.1	Form of common stock Certificate of the American Restaurant Concepts, Inc.(1)
4.2*	Form of Class A Warrant
4.3*	Form of Class B Warrant
10.1	Form of Franchise Agreement (incorporated by reference to the Form S-1 Registration Statement filed September 8, 2009)
10.2	Trademark License Agreement between Moose River Management, Inc. and American Restaurant Concepts, Inc. (incorporated by reference to the Form S-1 Registration Statement filed September 8, 2009)
10.3	Amended and Restated Employment, Non-Disclosure and Non-Competition Agreement of Michael Rosenberger (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
10.4	Loan Agreement between Bank of America, N.A. and American Restaurant Concepts, Inc. dated October 28, 2008 (incorporated by reference to the Form S-1/A Registration Statement filed April 29, 2010)
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

* Perviously Filed on Form 10-Q dated May 16, 2011

22