Form 10-Q
period 2011-06-26
AMERICAN RESTAURANT CONCEPTS INC
filed 2011-08-10
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 26, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-54226

AMERICAN RESTAURANT CONCEPTS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3649554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12763 Clear Springs Drive Jacksonville, Florida 32225
(Address of Principal Executive Offices)

(904) 741-5500
(Issuer's Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1394 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐   No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  There were 35,705,667 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on August 5, 2011.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Restaurant Concepts, Inc.
Balance Sheets

	June 26,
	2011	December 26,
	(Unaudited)	2010

Assets

Cash and equivalents	14,178	1,606
Accounts receivable, net	22,285	7,780

Total current assets	36,463	9,386

Property and equipment, net of accumulated depreciation of
$4,674 at June 36, 2011 and December 26, 2010, respectively	-	-

Total assets	$36,463	$9,386

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$165,773	$121,479
Accrued interest	35,108	24,539
Notes payable	51,000	11,000
Notes payable – in default	284,114	284,114

Total current liabilities	535,995	441,132

Total liabilities	535,995	441,132

Stockholders' deficit:

Class A common stock – $0.01 par value: 100,000,000 shares
authorized; 35,261,667 and 35,153,667 shares issued and
outstanding as of June 26, 2011 and December 26, 2010, respectively	12,618	11,538
Additional paid-in capital	329,716	303,796
Accumulated deficit	(841,866)	(747,080)

Total stockholders' deficit	(499,532)	(431,746)

Total liabilities and stockholders' deficit	$36,463	$9,386

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
 Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010

Revenue:
Net revenue	$91,919	$125,165	$183,377	$214,586
Net revenue – related party	11,352	17,596	25,519	35,901

Total net revenue	103,271	142,761	208,896	250,487

Operating expenses:
Professional fees	20,549	17,900	38,671	102,080
Salaries and wages	84,232	99,979	154,282	119,659
General and administrative expenses	76,977	35,967	100,369	39,379

Total operating expenses	181,758	153,846	293,322	261,118

Loss from operations	(78,487)	(11,085)	(84,426)	(10,631)

Other income / (expense):
Interest expense	(5,570)	(3,099)	(10,569)	(6,565)
Other income	209	-	209	-

Total other income / (expense)	(5,361)	(3,099)	(10,360)	(6,565)

Net loss	$(83,848)	$(14,184)	$(94,786)	$(17,196)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding – basic and diluted	35,261,667	34,866,667	35,224,568	34,866,667

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statement of Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 26, 2010	35,153,667	$11,538	$303,796	$(747,080)	(431,746)

Common stock issued for cash	108,000	1,080	25,920	-	27,000
Net loss	-	-	-	(94,786)	(94,786)

Balance at June 26, 2011 (unaudited)	35,261,667	$12,618	$329,716	$(841,866)	$(499,532)

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 26, 2011	June 26, 2010

Cash flows from operating activities

Net loss	$(94,786)	$(17,196)
Changes in operating assets and liabilities:
Accounts receivable	(14,505)	(11,804)
Rescission agreement payable	-	(78,000)
Accounts payable and accrued liabilities	54,863	34,631

Net cash used by operating activities	(54,428)	(72,369)

Cash flows from investing activities

Net cash used by investing activities	-	-

Cash flows from financing activities

Proceeds from sale of common stock	27,000	-
Proceeds from notes payable	40,000	-
Principal payments on notes payable	-	(28,533)

Net cash provided by (used by) financing activities	67,000	(28,533)

Net increase (decrease) in cash and equivalents	12,572	(100,902)
Cash and equivalents, beginning of period	1,606	105,782

Cash and equivalents, end of period	$14,178	$4,880

Supplemental disclosure of cash flow information

Cash paid for interest	-	4,649
Cash pad for income taxes	-	-

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 26, 2011

Note 1.  Description of Business

American Restaurant Concepts, Inc., a Florida corporation (the “Company”), was incorporated in April 2000.  The Company’s business is focused entirely on the development of the Dick’s Wings franchise.  The franchise is currently comprised of Dick’s Wings & Grill, which are full service restaurants, and Dick’s Wings Express, which are limited service restaurants that focus on take-out orders.  The Company establishes restaurants by entering into franchise agreements with qualified purchaser and generates revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for initial and continuing franchise fees.

At June 26, 2011, the Company had 18 franchised restaurants of which 15 were Dick’s Wings & Grill full service restaurants and three were Dick’s Wings Express limited service restaurants.  Of the 18 franchised restaurants, 16 were located in Florida and one was located in each of Georgia and Canada.

Note 2.  Basis of Presentation and Going Concern

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 26, 2010 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three- and six-month periods ended June 26, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Certain amounts in the financial statements for 2010 have been reclassified to conform to the 2011 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 26, 2011

As of June 26, 2011, the Company’s significant accounting policies and estimates, and applicable recent accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010, had not changed materially.

Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has historically incurred significant losses, which raises substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Note 3.  Net Loss Per Share

Basic loss per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period.  The Company calculates diluted income per share by dividing the reported net income for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise or conversion of all potentially dilutive securities outstanding at the end of the period.

The Company had 216,000 shares of common stock underlying warrants that were outstanding on June 26, 2011, all of which have been excluded from the computation of diluted earnings per share for the three- and six-month periods ended June 26, 2011 because the exercise price was greater than the average market price of the Company’s common stock during the respective periods.  As a result, basic loss per share was equal to diluted loss per share for the three- and six-month periods ended June 26, 2011.  The Company did not have any securities outstanding at June 27, 2010 that were exercisable or convertible into shares of the Company’s common stock.  As a result, basic loss per share was equal to diluted loss per share for the three- and six-month periods ended June 27, 2010.

Note 4.  Commitments and Contingencies

Employment Agreements

Effective January 1, 2010, the Company entered into an Amended and Restated Employment, Non-Disclosure and Non-Competition Agreement with Michael Rosenberger to continue serving as the Company’s Chief Executive Officer and to devote a minimum of 1,500 hours per year to the business of the Company.  The agreement is for a term of two years.  The Company agreed to pay Mr. Rosenberger an annual base salary of $100,000 during the term of the agreement.  In the event the Company terminates Mr. Rosenberger’s employment without Cause (as such term is defined in the agreement), the Company is required to continue paying Mr. Rosenberger his salary for the remainder of the term.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 26, 2011

Effective June 1, 2010, the Company entered into an employment relationship with David Eberle.  The Company agreed to pay Mr. Eberle an annual base salary of $130,000 as well as quarterly bonuses based on agreed upon franchise opening objectives.  The Company also agreed to issue 200,000 shares of its common stock to Mr. Eberle every six months during the first five years of employment.  Mr. Eberle is also eligible to receive up to $15,000 of moving expenses subject to the obligation of Mr. Eberle to return any such reimbursement in the event he chooses to terminate his employment with the Company prior to April 1, 2012.

Operating Leases

In April 2008, the Company entered into a commercial lease for its corporate headquarters located at 14476 Duval Place, #103, Jacksonville, Florida pursuant to which the Company leased approximately 1,800 square feet of space.  The lease provided for a fixed monthly rent payment of $1,404 during 2011 and expired on March 31, 2011, at which time the lease automatically converted into a month-to-month lease.  On May 31, 2011, the Company terminated the lease.

On June 1, 2011, the Company entered into a new commercial lease for its corporate headquarters located at 12763 Clear Springs Drive, Jacksonville, Florida 32225 pursuant to which the Company leases approximately 1,300 square feet of space.  The lease provides for a fixed monthly rent payment of $1,100, operates on a month-to-month basis, and may be terminated by either party upon 30 days prior written notice.

Note 5.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at June 26, 2011 and December 26, 2010, respectively, of which 35,261,667 and 35,153,667 shares of common stock were outstanding at June 26, 2011 and December 26, 2010, respectively.

During the months of February and March 2011, the Company completed a private offering of 108,000 shares of common stock, Class A warrants exercisable into 108,000 shares of common stock and Class B warrants exercisable into 108,000 shares of common stock for aggregate gross proceeds of $27,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant at a purchase price of $0.25 per unit.  Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.50 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2011, and expire at the end of the exercise period. The Class B warrants have an exercise price of $1.25 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 26, 2011

Note 6.  Stock Options and Warrants

The Company did not issue any stock options exercisable into shares of the Company’s common stock during the three- and six-month periods ended June 26, 2011, no stock options were exercised during the three- and six-month periods ended June 26, 2011, and no stock options were outstanding at June 26, 2011 and December 26, 2010.  Warrants exercisable into a total of 216,000 shares of the Company’s common stock were outstanding on June 26, 2011.  No warrants were outstanding at December 26, 2010.  The weighted average exercise price of the warrants outstanding on June 26, 2011 was $0.875 per share.

Note 7.  Promissory Notes

On October 30, 2008, the Company entered into a loan agreement with Bank of America, N.A. (“Bank of America”) for an original principal amount of $338,138 pursuant to which the Company consolidated five separate loans that Bank of America had made to the Company prior to that date.   The loan bore interest at a rate of 7% per annum and required equal monthly payments of principal and interest of $6,711 per month until November 3, 2013.  The loan was secured by substantially all of the Company’s assets and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts, Inc.

On February 22, 2010, the Company entered into a Forbearance Agreement with Bank of America, N.A. pursuant to which the Company agreed to make monthly interest payments until November 3, 2010, at which time the entire loan would become due and payable.  On February 3, 2011, the Company entered into a First Amendment to Forbearance Agreement with Bank of America, N.A. pursuant to which the Company agreed to make monthly payments of interest only until December 3, 2011, at which time the entire loan will become due and payable.

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000.  The notes bear interest at the rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes.

On May 6, 2011, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company issued a convertible promissory note to Asher Enterprises for an original principal amount of $40,000 in return for aggregate gross cash proceeds of $40,000.  The note bears interest at a rate of 8% per annum and provides for the payment of all principal and interest on February 9, 2012.  The note is convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, subject to adjustment.

The carrying values of the Company’s notes payable amounted to $335,114 and $295,114 at June 26, 2011 and December 26, 2010, respectively.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 26, 2011

Note 8.  Fair Value Measurements

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, accrued interest and notes payable.  The estimated fair value of the cash, accounts receivable, accounts payable and accrued expenses, and accrued interest approximates their respective carrying amounts due to the short-term nature of these instruments.  The estimated fair value of the notes payable also approximates their respective carrying amounts because their terms are similar to those in the lending market for comparable loans with comparable risks.  None of these instruments are held for trading purposes.  Accordingly, pursuant to ASC Topic 820, Fair Value Measurements and Disclosures, the Company did not have any financial instruments that fell within Levels 2 or 3 of the fair value hierarchy as of June 26, 2011 and December 26, 2010, respectively.  As a result, the Company did not have any significant transfers of financial instruments in and out of Levels 1 and 2 of the fair value hierarchy, nor did the Company engage in any purchases, sales, issuances or settlements relating to Level 3 fair value measurements between December 26, 2010 and June 26, 2011.

Note 9.  Related-Party Transactions

The Company is a party to a franchise agreement with Hot Wings Concepts, Inc. for the operation of three Dick’s Wings restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is the Company’s President, a member of its board of directors, and the beneficial owner of approximately 57% of the Company’s outstanding common stock.  The terms of the franchise agreement are identical to the franchise agreements that the Company has entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts, Inc. to pay an initial franchise fee to the Company.  During the three- and six-month periods ended June 26, 2011, the Company generated revenue of $11,352 and $25,519, respectively, from the restaurants operated by Hot Wings Concepts, Inc.

Note 10.  Subsequent Events

On July 25, 2011, David Eberle resigned from all positions with the Company.

On July 26, 2011, the Company entered into a Securities Agreement and Mutual Release (the “Securities Agreement”) with James Robert Shaw, the Company’s Vice President and a member of its board of directors, pursuant to which Mr. Shaw agreed to return 13,520,000 shares (the “Shaw Securities”) of the Company’s common stock to the Company and the Company agreed to issue 2,000,000 shares of Common Stock to Mr. Shaw.  Under the Securities Agreement, the Company and Mr. Shaw agreed to release each other from any and all claims they may have with respect to the Shaw Securities.

On July 29, 2011, the Company issued a total of 3,500,000 shares of common stock to three consultants as payment for services to be performed in accordance with the terms of the consultants’ respective consulting agreements.

There have been no additional significant subsequent events through the date these financial statements were issued.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenue and costs, and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	market acceptance of our restaurants and products;

•	fluctuations in sales and the cost of chicken wings;

•	shortages or interruptions in the availability and delivery of food and other supplies;

•	our ability to identify suitable restaurant sites and successfully open new restaurants;

•	higher-than-anticipated costs associated with the opening of new restaurants or the closing, relocating and remodeling of existing restaurants;

•	our ability to attract and retain qualified franchisees and our franchisees’ ability to execute upon their business plan and timely develop restaurants;

•	our limited control over the activities of our franchisees;

•	projections of our future revenue, results of operations and financial condition;

•	our ability to fund our future growth and implement our business strategy;

•	competition and consolidation in the industry in which we compete;

•	our ability to comply with applicable government regulations;

•	the condition of the securities and capital markets;

•	general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 26, 2010.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 26, 2010 and elsewhere in this report.  The following should be read in conjunction with our financial statements beginning on page 1 of this report.

Overview

We are an established and growing owner, operator, and franchisor of Dick’s Wings restaurants that was formed in April 2000 to develop the Dick’s Wings franchise.  The franchise is currently comprised of Dick’s Wings & Grill, which are full service restaurants, and Dick’s Wings Express, which are limited service restaurants that focus on take-out orders.  At June 26, 2011, we had 18 restaurants of which 15 were Dick’s Wings & Grill full service restaurants and three were Dick’s Wings Express limited service restaurants.  Of our 18 restaurants, 16 were located in Florida and one was located in each of Georgia and Canada.

We establish restaurants by entering into franchise agreements with qualified purchasers and generate revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for initial and continuing franchise fees and royalties.  We have established our brand through coordinated marketing and operational execution that ensures brand recognition and quality and consistency throughout our franchise. These efforts include marketing programs and advertising campaigns designed to support our restaurants.  Our franchise is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in our restaurants.

Strategy

Our strategy is to continue to grow and develop the Dick’s Wings franchise into a leading nationally and internationally recognized restaurant chain.  To do so, we plan to open franchised restaurants in both new and existing domestic markets and in Canada.  In most of our existing markets, we plan to continue to open new franchise restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. We intend to enter new domestic and Canadian markets by opening several restaurants within a one-year period to quickly build our brand awareness. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees.  We believe that we have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy.  We have developed procedures for identifying new opportunities in both domestic and Canadian markets, determining our expansion strategy in those markets and identifying sites for franchised restaurants.  Our long-term goal is to have a total of 100 franchised restaurants operating in domestic markets and Canada within the next five years.

Outlook

We expect our revenue to increase during the remainder of 2011 as we open additional restaurants and generate additional royalties and franchise fees from our new and existing restaurants.  We intend to reduce our liabilities by retiring our outstanding debt, which will decrease substantially, if not eliminate, the interest that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with significant capital-raising initiatives that we plan to complete during the remainder of 2011, will provide us with the assets and operating results necessary to grow at an exponential rate for the foreseeable future.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 26, 2010 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in our Notes to Financial Statements included therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Notes to Financial Statements contained in our Annual Report on Form 10-K for our fiscal year ended December 26, 2010.

Comparison of the Three-Month Periods Ended June 26, 2011 and June 27, 2010

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue decreased $39,490 to $103,271 for the three months ended June 27, 2011 from $142,761 for the three months ended June 27, 2010.  The decrease of $39,490 was due primarily to decreases of $26,448 for royalty payments and $15,000 for franchise fees, partially offset by increases in other miscellaneous fees.  Our royalty income was negatively impacted by decreases in sales generated by our franchisees resulting from the temporary cessation of operations at two of our restaurants for remodeling, increased vacancies by anchor tenants in shopping centers in which our restaurants are located (which negatively affected overall traffic to the shopping center), and general adverse economic conditions.  Our franchise fees were negatively impacted by a decrease in the number of new restaurants that we opened and our decision to waive or reduce franchise fees otherwise payable to us at several of our restaurants that were experiencing decreased sales.  We expect revenue to increase during the next 12 months as we open new restaurants in Florida and other regions located across the country and in Canada, and as the economy gradually improves.

Operating Expenses

Operating expenses consist primarily of professional fees, salaries and wages, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $2,649 to $20,549 for the three months ended June 26, 2011 from $17,900 for the three months ended June 27, 2010.  The increase of $2,649 was due primarily to an increase in miscellaneous professional fees paid to professionals and consultants.  We expect professional fees to increase over the next 12 months as we incur additional legal, accounting and technology fees in connection with the general expansion of our business and operations and, as a result of the change in our status from a private company to a fully reporting, publicly-traded company in December 2010, our obligations to comply with the rules and regulations of the Securities and Exchange Commission.

Salaries and Wages.  Salaries and wages consists of all salaries and other cash compensation, equity-based compensation and employee benefits paid or granted to our employees, and the related payroll taxes.  Salaries and wages decreased $15,747 to $84,232 for the three months ended June 26, 2011 from $99,979 for the three months ended June 27, 2010.  The decrease of $15,747 was due to a decrease in the amount of salary and equity-based compensation that we paid to our executive officers during the three months ended June 26, 2011.  We expect employee compensation expense to increase over the next 12 months as we attempt to retain additional executive management personnel and other employees in connection with the growth of our business.

General and Administrative Expenses.  General and administrative expenses consist of bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, office supplies, rent expense, repairs and maintenance, telephone expense, travel and entertainment, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses increased $41,010 to $76,977 for the three months ended June 26, 2011 from $35,967 for the three months ended June 27, 2010.  The increase of $41,010 was due primarily to an increase of $19,779 for travel expenses incurred in connection with the identification and evaluation of potential restaurant sites in new geographic regions located across the Unites States and Canada.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for travel, rent, office supplies, insurance and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest that we incur on the debt obligations that we have.  Interest expense increased $2,471 to $5,570 for the three months ended June 26, 2011 from $3,099 for the three months ended June 27, 2010.  The increase of $2,471 was due primarily to an increase in the amount of debt obligations that we incurred during the three months ended June 26, 2011.  We expect interest expense to decrease over the next 12 months as we begin to retire our debt obligations.

Net Loss

We incurred a net loss of $83,848 for the three months ended June 26, 2011 compared to a net loss of $14,184 for the three months ended March 27, 2010.  The increase of $69,664 was due primarily to a decrease of $39,490 for revenue and an increase of $41,010 for general and administrative expenses, as well as increases in other operating expenses.  This was partially offset by a decrease of $15,747 for salaries and wages.  We expect our net losses to decrease over the next 12 months as we open additional restaurants and begin to generate additional revenue from our new and existing restaurants.  The decreases in net losses that we expect to generate over the next 12 months will be partially offset by greater operating expenses that we will incur in connection with the general growth of our business and operations.

Comparison of the Six-Month Periods Ended June 26, 2011 and June 27, 2010

Revenue

Revenue decreased $41,591 to $208,896 for the six months ended June 26, 2011 from $250,487 for the six months ended June 27, 2010.  The decrease of $41,591 was due primarily to decreases of $21,186 for royalty payments and $25,000 for franchise fees, partially offset by increases in other miscellaneous fees.  Our royalty income was negatively impacted by decreases in sales generated by our franchisees resulting from the temporary cessation of operations at two of our restaurants for remodeling, increased vacancies by anchor tenants in shopping centers in which our restaurants are located (which negatively affected overall traffic to the shopping center), and general adverse economic conditions.  Our franchise fees were negatively impacted by a decrease in the number of new restaurants that we opened and our decision to waive or reduce franchise fees otherwise payable to us at several of our restaurants that were experiencing decreased sales.  We expect revenue to increase during the next 12 months as we open new restaurants in Florida and other regions located across the country and in Canada, and as the economy gradually improves.

Operating Expenses

Professional Fees.  Professional fees decreased $63,409 to $38,671 for the six months ended June 26, 2011 from $102,080 for the six months ended June 27, 2010.  The decrease of $63,409 was due primarily to a decrease in legal and accounting fees incurred in connection with the completion of our initial public offering of common stock in December 2010.

Salaries and Wages.  Salaries and wages increased $34,623 to $154,282 for the six months ended June 26, 2011 from $119,659 for the six months ended June 27, 2010.  The increase of $34,623 was due to an increase in the amount of salary and equity-based compensation that we paid to our employees during the six months ended June 26, 2011.

General and Administrative Expenses.  General and administrative expenses increased $60,990 to $100,369 for the six months ended June 26, 2011 from $39,379 for the six months ended June 27, 2010.  The increase of $60,990 was due primarily to increases of $22,472 for travel expenses incurred in connection with the identification and evaluation of potential restaurant sites in new geographic regions located across the Unites States and Canada and $5,362 for licenses and fees, as well as increases in several miscellaneous general and administrative expenses.

Interest Expense

Interest expense increased $4,004 to $10,569 for the six months ended June 26, 2011 from $6,565 for the six months ended June 27, 2010.  The increase of $4,004 was due primarily to an increase in the amount of debt obligations that we incurred during the six months ended June 26, 2011.

Net Loss

We incurred a net loss of $94,786 for the six months ended June 26, 2011 compared to a net loss of $17,196 for the six months ended March 27, 2010.  The increase of $77,590 was due primarily to a decrease of $41,591 for revenue and increases of $34,623 for salaries and wages and $60,990 for general and administrative expenses.  This was partially offset by a decrease of $63,409 for professional fees and decreases in other operating expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $54,428 during the six months ended June 26, 2011 compared to $72,369 during the six months ended June 27, 2010.  The decrease of $17,941 for cash used by operating activities was due to an increase of $78,000 for rescission agreements payable and $20,232 for accounts payable and accrued liabilities, partially offset by increases of $77,590 for net loss and $2,701 for accounts receivable.

We did not have any cash flows from investing activities during the six months ended June 26, 2011 and June 27, 2010.

Net cash provided by financing activities was $67,000 for the six months ended June 26, 2011 compared to net cash used by financing activities of $28,533 for the six months ended June 27, 2010.  The $95,533 increase in cash provided by financing activities was due to increases of $27,000 for proceeds from the sale of common stock and $40,000 for proceeds from the issuance of notes payable, partially offset by an increase of $28,533 for principal payments on notes payable.

Our primary sources of capital over the past 12 months are set forth below.

During the months of February and March 2011, we completed a private offering of 108,000 shares of common stock, Class A warrants exercisable into 108,000 shares of common stock and Class B warrants exercisable into 108,000 shares of common stock for aggregate gross proceeds of $27,000.  The shares were sold in units consisting of one share of our common stock, one Class A warrant and one Class B warrant at a purchase price of $0.25 per unit.  Each warrant gives the holder the right to purchase one share of our common stock.  The Class A warrants have an exercise price of $0.50 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2011, and expire at the end of the exercise period. The Class B warrants have an exercise price of $1.25 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.

To date, our capital needs have been met primarily through the receipt of proceeds received from the issuance of promissory notes and the sale of our equity securities, as well as internally generated cash flows from our operations.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the sale of our notes and securities and our internally generated cash flows to pay virtually all of the costs and expenses that we have incurred.  These costs and expenses have been comprised of our operating expenses, which have consisted of the marketing and advertising expenses, professional fees, salaries and wages, and general and administrative expenses discussed above.

We believe that our current cash resources will not be sufficient to sustain our operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through internally generated cash flows from operating activities, proceeds from the issuance of equity securities and proceeds from the exercise of outstanding warrants.  The issuance of additional equity would result in dilution to our existing shareholders.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of June 26, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

As of June 26, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 26, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 26, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item  5.  Other Information.

The description set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement” and “Item 2.03 – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K in connection with our issuance of a convertible promissory note to Archer Enterprises, Inc. (“Archer Enterprises”) on May 6, 2011.

On May 6, 2011, we entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which we issued a convertible promissory note to Asher Enterprises for an original principal amount of $40,000 in return for aggregate gross cash proceeds of $40,000.  The note bears interest at a rate of 8% per annum and provides for the payment of all principal and interest on February 9, 2012.  The note is convertible at the election of Asher Enterprises into that number of shares of our common stock determined by multiplying 55% by the average of the lowest three closing bid prices of our common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, subject to adjustment.

The foregoing description of the securities purchase agreement and convertible promissory note does not purport to be complete and is qualified in its entirety by the terms of the securities purchase agreement and convertible promissory note filed as Exhibits 10.1 and 10.2 to this report and incorporated by reference herein.

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit
10.1	Securities Purchase Agreement, dated May 6, 2011, by and between the Company and Asher Enterprises, Inc.
10.2	Convertible Promissory Note, dated May 6, 2011, by and between the Company and Asher Enterprises, Inc.
31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*
Pursuant to Rule 406T of Regulation S-T, these XBRL (Extensible Business Reporting Language) interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT CONCEPTS, INC.

Date: August 10, 2011	/s/ Michael Rosenberger
Michael Rosenberger
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description
10.1	Securities Purchase Agreement, dated May 6, 2011, by and between the Company and Asher Enterprises, Inc.
10.2	Convertible Promissory Note, dated May 6, 2011, by and between the Company and Asher Enterprises, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*
Pursuant to Rule 406T of Regulation S-T, these XBRL (Extensible Business Reporting Language) interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.