Form 10-Q
period 2011-09-25
AMERICAN RESTAURANT CONCEPTS INC
filed 2011-11-09
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2011

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 29,685,667 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on November 4, 2011.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Restaurant Concepts, Inc.
Balance Sheets

	September 25,
	2011	December 26,
	(Unaudited)	2010

Assets

Cash and equivalents	$20,817	$1,606
Accounts receivable, net	7,684	7,780
Prepaid expense	391,423	-

Total current assets	419,924	9,386

Property and equipment, net of accumulated depreciation of $4,674 at September 25, 2011 and December 26, 2010, respectively	-	-

Total assets	$419,924	$9,386

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$194,722	$121,479
Accrued interest	26,639	24,539
Notes payable	11,000	11,000
Notes payable – in default	278,114	284,114
Convertible notes payable – net of unamortized discount of $16,070 and $-0- at September 25, 2011 and December 26, 2010, respectively	23,930	-
Derivative liabilities	45,729	-

Total current liabilities	580,134	441,132

Total liabilities	580,134	441,132

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 29,185,667 and 35,153,667 shares issued and outstanding at September 25, 2011 and December 26, 2010, respectively	67,057	11,538
Additional paid-in capital	1,124,604	303,796
Accumulated deficit	(1,351,871)	(747,080)

Total stockholders’ deficit	(160,210)	(431,746)

Total liabilities and stockholders’ deficit	$419,924	$9,386

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Revenue:
Net revenue	$99,395	$117,117	$290,665	$331,703
Net revenue – related party	14,970	17,601	37,821	53,502

Total net revenue	114,365	134,718	328,486	385,205

Operating expenses:
Professional fees	445,169	13,928	485,224	116,008
Salaries and wages	22,160	47,833	168,442	167,492
General and administrative expenses	114,353	30,938	215,634	70,317

Total operating expenses	581,682	92,699	869,300	353,817

Loss from operations	(467,317)	42,019	(540,814)	31,388

Other expense:
Interest expense	(8,188)	(7,705)	(18,757)	(14,270)
Derivative loss	(45,729)	-	(45,729)	-
Other income	300	-	509	-

Total other expense	(53,617)	(7,705)	(63,977)	(14,270)

Net income (loss)	$(520,934)	$34,314	$(604,791)	$17,118

Net income (loss) per share – basic and fully diluted	$(0.02)	$0.00	$(0.02)	$0.00

Weighted average number of shares outstanding – basic and fully diluted	30,308,260	34,914,445	33,585,799	34,882,652

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statement of Stockholders’ Deficit
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total
Balance at December 26, 2010	35,153,667	$11,538	$303,796	$(747,080)	$(431,746)

Common stock issued for cash	108,000	1,080	25,920	-	27,000
Common stock issued for services	5,444,000	54,439	762,160	-	816,599
Common stock returned to company	(11,520,000)	-	-	-	-
Discount on convertible promissory note	-	-	32,728	-	32,728
Net loss	-	-	-	(604,791)	(604,791)

Balance at September 25, 2011 (unaudited)	29,185,667	$67,057	$1,124,604	$(1,351,871)	$(160,210)

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 25, 2011	September 26, 2010

Cash flows from operating activities

Net income (loss)	$(604,791)	$17,118
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock issued for compensation and amortization of prepaid stock compensation expense	425,177	-
Discount on notes payable	32,727	-
Amortization of debt discount	(16,070)	-
Derivative liability, net of bifurcation	45,729	-
Changes in operating assets and liabilities:
Accounts receivable	96	(13,852)
Rescission agreement payable	-	(116,000)
Accounts payable and accrued liabilities	75,343	10,726

Net cash used by operating activities	(41,789)	(102,008)

Cash flows from investing activities

Net cash used by investing activities	-	-

Cash flows from financing activities

Proceeds from sale of common stock	27,000	35,450
Proceeds from notes payable	40,000	-
Principal payments on notes payable	(6,000)	(28,533)

Net cash provided by financing activities	61,000	6,917

Net increase (decrease) in cash and equivalents	19,211	(95,091)
Cash and equivalents, beginning of period	1,606	105,782

Cash and equivalents, end of period	$20,817	$10,691

Supplemental disclosure of cash flow information

Cash paid for interest	-	-
Cash pad for income taxes	-	-

Schedule of non-cash financing activities

Stock issued for compensation and services	816,600	-

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 25, 2011

Note 1.  Description of Business

American Restaurant Concepts, Inc., a Florida corporation (the “Company”), was incorporated in April 2000.  The Company’s business is focused entirely on the development of the Dick’s Wings franchise.  The franchise is currently comprised of Dick’s Wings & Grill, which are full service restaurants, and Dick’s Wings Express, which are limited service restaurants that focus on take-out orders.  The Company establishes restaurants by entering into franchise agreements with qualified purchaser and generates revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for franchise fees and royalty payments.

At September 25, 2011, the Company had 18 franchised restaurants of which 15 were Dick’s Wings & Grill full service restaurants and three were Dick’s Wings Express limited service restaurants.  Of the 18 franchised restaurants, 15 were located in Florida, two were located in Canada and one was located in Georgia.

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

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 26, 2010 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three- and nine-month periods ended September 25, 2011 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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
September 25, 2011

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

Note 3.  Significant Accounting Policies

Except as set forth below, as of September 25, 2011, the Company’s significant accounting policies and estimates and applicable recent accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010, had not changed materially.

Financial Instruments

The company accounts for its financial instruments in accordance with ASC Topic 825, Financial Instruments, which requires the disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other short-term liabilities in the balance sheet approximate their fair value due to the short-term maturity of these instruments and obligations.  The fair value of related-party transactions is not determinable due to their related-party nature.

Debt Discounts and Deferred Financing Costs

The Company accounts for debt discounts and deferred financing costs in accordance with ASC Topic 470, Debt (“ASC 470”).  Debt discounts and deferred financing costs are amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts and deferred financing costs amounted to $16,657 for the three- and nine-month periods ended September 25, 2011, respectively.  The Company did not incur any amortization of debt discounts and deferred financing costs for the three- and nine-month periods ended September 26, 2010.

Derivative Financial Instruments

The Company records all derivative financial instruments on its balance sheet at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data, judgment and estimates.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 25, 2011

The Company has issued a convertible promissory note and has evaluated the terms and conditions of the conversion features contained in the convertible note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815.  The Company determined that the conversion features contained in the convertible note represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in the convertible note is reflected in the Company’s balance sheet as a liability.  The fair value of the derivative financial instruments in the convertible note was measured at the inception date of the convertible note and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

The Company uses the Black-Scholes pricing model to value the conversion features in the Company’s convertible promissory note.  The Black-Scholes pricing model takes into consideration such factors as the estimated term of the convertible note, the conversion price of the convertible note, the volatility of the price of the Company’s common stock, interest rates, and the probability that the convertible note will be converted to determine the fair value of the securities.  The selection of these criteria requires management’s judgment and may impact the Company’s net income or loss.  The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term.  The Company used its share price history to determine volatility and cannot predict what the price of its shares of common stock will be in the future.  As a result, the volatility value that the Company calculated may differ from the actual volatility of the price of its shares of common stock in the future.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the Company’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date, essentially the exit price.  In accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company determines fair value using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

The levels of fair value hierarchy are:

Level 1:  Quoted prices in active markets for identical assets and liabilities at the measurement date.

Level 2:  Observable inputs other than quoted prices included in Level 1, such as: (i) quoted prices for similar assets and liabilities in active markets, (ii) quoted prices for identical or similar assets and liabilities in markets that are not active, and (iii) other inputs that are observable or can be corroborated by observable market data.

Level 3:  Unobservable inputs for which there is little or no market data available.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 25, 2011

A financial instrument’s level within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement.  However, the determination of what constitutes “observable” requires significant judgment by the Company.  The Company considers observable data to be market data that is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market.  In contrast, the Company considers unobservable data to be data that reflects the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all stock-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value, and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Such amounts have been reduced by the Company’s estimate of forfeitures of all unvested awards.

The Company accounts for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505, Equity (“ASC 505”).  ASC 718 and ASC 505 require that the Company recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

The Company uses the Black-Scholes pricing model to determine the fair value of the stock-based compensation that it grants to employees and non-employees.  The Black-Scholes pricing model takes into consideration such factors as the estimated term of the securities, the conversion or exercise prices of the securities, the volatility of the price of the Company’s common stock, interest rates, and the probability that the securities will be converted or exercised to determine the fair value of the securities.  The selection of these criteria requires management’s judgment and may impact the Company’s net income or loss.  The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term.  The Company used its share price history to determine volatility and cannot predict what the price of its shares of common stock will be in the future.  As a result, the volatility value that the Company calculated may differ from the actual volatility of the price of its shares of common stock in the future.

The Company recognized $425,177 of stock compensation expense during the three- and nine-month periods ended September 25, 2011, respectively.  The Company did not recognize any stock compensation expense during the three- and nine-month periods ended September 26, 2010.

Note 4.  Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net income (loss) for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period.  Diluted net income (loss) per share is calculated by dividing the reported net income (loss) for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise or conversion of all potentially dilutive securities outstanding at the end of the applicable period.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 25, 2011

All of the shares of common stock underlying warrants and convertible promissory notes that were outstanding on September 25, 2011 were excluded from the computation of diluted net loss per share for the three- and nine-month periods ended September 25, 2011 because they are anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the three- and nine-month periods ended September 25, 2011.  The Company did not have any securities outstanding at September 26, 2010 that were exercisable or convertible into shares of the Company’s common stock.  As a result, basic net income per share was equal to diluted net income per share for the three- and nine-month periods ended September 26, 2010.

Note 5.  Derivative Liabilities

As described more fully in Note 3.  Significant Accounting Policies – Derivative Financial Instruments, the Company has issued a convertible promissory note that has conversion features that represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815, and has valued the conversion features in its convertible promissory note under the Black-Scholes pricing model at September 25, 2011.  Under the Black-Scholes pricing model, the Company used the following weighted-average assumptions to determine the fair value of the convertible note: (i) a dividend yield of 0%, (ii) and expected volatility of 108.6%, a risk-free interest rate of 0.89% and a remaining contractual life of 5 years.

The Company’s derivative liabilities were $45,729 at September 25, 2011, resulting in a loss of $45,729 for derivative liabilities during the three- and nine-month periods ended September 25, 2011.  The Company did not have any derivative liabilities at December 26, 2010 and did not incur any gain or loss for derivative liabilities during the three- and nine-month periods ended September 26, 2010.  The derivative loss recognized during the three- and nine-month periods ended September 25, 2011 was due primarily to the initial recognition of a derivative liability in connection with the issuance of the convertible note during 2011.

Note 6.  Fair Value Measurements

As described more fully herein in “Note 3.  Significant Accounting Policies – Derivative Financial Instruments,” the Company has issued a convertible promissory note that has conversion features that represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in the convertible note is reflected in the Company’s balance sheet as a liability.  The fair value of the derivative financial instruments in the convertible note was measured at the inception date of the convertible note and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments were recorded as non-operating, non-cash income or expense at each balance sheet date.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 25, 2011

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 25, 2011 and December 26, 2010:

	Level 1	Level 2	Level 3
Derivative liabilities -- 2011	$-0-	$-0-	$45,729
Derivative liabilities -- 2010	$-0-	$-0-	$-0-

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 25, 2011 and December 26, 2010:

Derivative Liabilities
Balance, December 27, 2009	$-0-
Purchases, sales, issuances and settlements (net)	-0-
Balance, December 26, 2010	-0-
Purchases, sales, issuances and settlements (net)	45,729
Balance, September 25, 2011	$45,729

The Company’s other financial instruments consist of cash and equivalents, accounts receivable, accounts payable and notes payable.  The estimated fair value of the cash and equivalents, accounts receivable and accounts payable approximates their respective carrying amounts due to the short-term nature of these instruments.  The estimated fair value of the notes payable also approximates their respective carrying amounts since their terms are similar to those in the lending market for comparable loans with comparable risks.  None of these instruments are held for trading purposes.

Note 7.  Commitments and Contingencies

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

Effective June 1, 2010, the Company entered into an employment relationship with David Eberle.  The Company agreed to pay Mr. Eberle an annual base salary of $130,000 as well as quarterly bonuses based on agreed upon franchise opening objectives.  The Company also agreed to issue 200,000 shares of its common stock to Mr. Eberle every six months during the first five years of employment.  Mr. Eberle is also eligible to receive up to $15,000 of moving expenses subject to the obligation of Mr. Eberle to return any such reimbursement in the event he chooses to terminate his employment with the Company prior to April 1, 2012.  David Eberle resigned from all positions with the Company effective July 31, 2011.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 25, 2011

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

On June 1, 2011, the Company entered into a new commercial lease for its corporate headquarters located at 12763 Clear Springs Drive, Jacksonville, Florida 32225, which is owned by Michael Rosenberger, the Company’s Chief Executive Officer. The Company leases approximately 1,300 square feet of space under the lease.  The lease provides for a fixed monthly rent payment of $1,100, operates on a month-to-month basis, and may be terminated by either party upon 30 days prior written notice.

Note 8.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at September 25, 2011 and December 26, 2010, respectively, of which 29,185,667 and 35,153,667 shares of common stock were outstanding at September 25, 2011 and December 26, 2010, respectively.

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

In June 2011, the Company issued a total of 444,000 shares of common stock to four consultants under consulting agreements. The shares were valued at the closing price of the Company's common stock on the date the agreements were executed for total consideration of $66,600, all of which was recognized as expense during the three and nine months ended September 25, 2011.

In July 2011, the Company entered into a Securities Agreement and Mutual Release (the “Securities Agreement”) with James Robert Shaw pursuant to which Mr. Shaw agreed to resign as the Company’s Vice President and a member of its board of directors and return 13,520,000 shares (the “Shaw Securities”) of the Company’s common stock to the Company, and the Company agreed to issue 2,000,000 shares of Common Stock to Mr. Shaw.  Under the Securities Agreement, the Company and Mr. Shaw agreed to release each other from any and all claims they may have with respect to the Shaw Securities.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 25, 2011

In July 2011, the Company issued a total of 3,500,000 shares of common stock to three consultants as payment for services to be performed in accordance with the terms of the consultants’ respective consulting agreements. The shares were valued at the closing price of the Company's common stock on the date the agreements were executed for total consideration of $490,000. The Company recognized $133,577 of expense during the three and nine months ended September 25, 2011.

In September 2011, the Company issued 1,500,000 shares of common stock to a consultant as a bonus for services performed under a consulting agreement. The shares were valued at the closing price of the Company's common stock on the date the bonus was approved by the Company's board of directors for total consideration of $225,000, all of which was recognized as expense during the three and nine months ended September 25, 2011.

Note 9.  Stock Options and Warrants

The Company did not issue any stock options exercisable into shares of the Company’s common stock during the three- and nine-month periods ended September 25, 2011, no stock options were exercised during the three- and nine-month periods ended September 25, 2011, and no stock options were outstanding at September 25, 2011 and December 26, 2010.  Warrants exercisable into a total of 216,000 shares of the Company’s common stock were outstanding on September 25, 2011.  No warrants were outstanding at December 26, 2010.  The weighted average exercise price of the warrants outstanding on September 25, 2011 was $0.875 per share.

Note 10.  Promissory Notes

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $313,044 and $295,114 at September 25, 2011 and December 26, 2010, respectively.  Of this amount, $278,114 and $284,114 was in default at September 25, 2011 and December 26, 2010, respectively.  A total of 363,636 shares of common stock were issuable upon conversion of the Company’s outstanding convertible promissory note at September 25, 2011.  The Company did not have any convertible promissory notes outstanding at December 26, 2010.  Accrued interest under the Company’s outstanding promissory notes was $26,639 and $24,539 at September 25, 2011 and December 26, 2010, respectively.

A summary of the promissory notes that were outstanding at September 25, 2011 and December 26, 2010, respectively, is provided below.

In October 2008, the Company entered into a loan agreement with Bank of America, N.A. (“Bank of America”) for an original principal amount of $338,138 pursuant to which the Company consolidated five separate loans that Bank of America had made to the Company prior to that date.   The loan bore interest at a rate of 7% per annum and required equal monthly payments of principal and interest of $6,711 per month until November 3, 2013.  The loan was secured by substantially all of the Company’s assets and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts, Inc. (“Hot Wings Concepts”).  In February 2010, the Company entered into a Forbearance Agreement with Bank of America pursuant to which the Company agreed to pay $50,000 towards the outstanding balance of the loan and make monthly interest payments until November 15, 2010, at which time the entire loan would become due and payable.  In February 2011, the Company entered into a First Amendment to Forbearance Agreement with Bank of America pursuant to which the Company agreed to make monthly payments of interest only until December 3, 2011, at which time the entire loan will become due and payable, and agreed to pay a forbearance extension fee of $5,000.  In June 2011, Bank of America agreed to accept payments of $2,000 per month to be applied towards the outstanding principal until January 8, 2012, at which time the fully balance of the loan must be paid off in full.  The loan is currently in default.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 25, 2011

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000.  The notes bear interest at the rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes.

In May 2011, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company issued a convertible promissory note to Asher Enterprises for an original principal amount of $40,000 in return for aggregate gross cash proceeds of $40,000.  The note bears interest at a rate of 8% per annum and provides for the payment of all principal and interest on February 9, 2012.  The note is convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, subject to adjustment.

Note 11.  Related-Party Transactions

The Company is a party to a franchise agreement with Hot Wings Concepts for the operation of three Dick’s Wings restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is the Company’s Chief Executive Officer, sole member of its board of directors, and the beneficial owner of approximately 68% of the Company’s outstanding common stock.  The terms of the franchise agreement are identical to the franchise agreements that the Company has entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts to pay an initial franchise fee to the Company.  The Company generated revenue of $14,970 and $37,821 from the restaurants operated by Hot Wings Concepts during the three- and nine-month periods ended September 25, 2011, respectively, and generated revenue of $17,602 and $53,502 from the restaurants operated by Hot Wings Concepts during the three- and nine-month periods ended September 26, 2010, respectively.

In June 2007, the Company entered into a license agreement with Moose River Management, Inc. (“Moose River”), which is wholly owned by Michael Rosenberger, pursuant to which the Company licenses the U.S. registered trademarks “Dick’s Wings,” “Dick’s Wings & Grille and design” and “Dick’s Wings Express and design” and the Florida registered trademark “Dick’s Wings and Design.”  The Company paid Moose River $100 as consideration for the license.  The license agreement is for a term of 50 years and can be renewed for an additional term of 50 years.

In October 2008, the Company entered into a loan agreement with Bank of America for an original principal amount of $338,138 pursuant to which the Company consolidated five separate loans that Bank of America had made to the Company prior to that date.   The loan bore interest at a rate of 7% per annum and required equal monthly payments of principal and interest of $6,711 per month until November 3, 2013.  The loan was secured by substantially all of the Company’s assets and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts.  In February 2010, the Company entered into a Forbearance Agreement with Bank of America pursuant to which the Company agreed to pay $50,000 towards the outstanding balance of the loan and make monthly interest payments until November 15, 2010, at which time the entire loan would become due and payable.  In February 2011, the Company entered into a First Amendment to Forbearance Agreement with Bank of America pursuant to which the Company agreed to make monthly payments of interest only until December 3, 2011, at which time the entire loan will become due and payable, and agreed to pay a forbearance extension fee of $5,000.  In June 2011, Bank of America agreed to accept payments of $2,000 per month to be applied towards the outstanding principal until January 8, 2012, at which time the full balance of the loan must be paid off in full.  The loan is currently in default.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 25, 2011

In June 2011, the Company entered into a new commercial lease for its corporate headquarters located at 12763 Clear Springs Drive, Jacksonville, Florida 32225, which is owned by Michael Rosenberger. The Company leases approximately 1,300 square feet of space under the lease.  The lease provides for a fixed monthly rent payment of $1,100, operates on a month-to-month basis, and may be terminated by either party upon 30 days prior written notice.

Note 12.  Subsequent Events

In September 2011, the Company entered into an agreement with a consultant pursuant to which the Company agreed to issue 1,000,000 shares of its common stock to the consultant as payment for services to be performed in accordance with the terms of the agreement.  The shares of common stock are to be issued to the consultant in accordance with the following schedule: (i) 500,000 shares on the effective date of the agreement, (ii) 250,000 shares on the date that is 90 days after the effective date of the agreement, and (iii) 250,000 shares on the date that is 180 days after the effective date of the agreement.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	market acceptance of our restaurants and products;

●	fluctuations in sales and the cost of chicken wings;

●	shortages or interruptions in the availability and delivery of food and other supplies;

●	our ability to identify suitable restaurant sites and successfully open new restaurants;

●	higher-than-anticipated costs associated with the opening of new restaurants or the closing, relocating and remodeling of existing restaurants;

●	our ability to attract and retain qualified franchisees and our franchisees’ ability to execute upon their business plan and timely develop restaurants;

●	our limited control over the activities of our franchisees;

●	projections of our future revenue, results of operations and financial condition;

●	our ability to fund our future growth and implement our business strategy;

●	competition and consolidation in the industry in which we compete;

●	our ability to comply with applicable government regulations;

●	the condition of the securities and capital markets;

●	general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

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

Overview

We are an established and growing owner, operator and franchisor of Dick’s Wings restaurants that was formed in April 2000 to develop the Dick’s Wings franchise.  The franchise is currently comprised of Dick’s Wings & Grill, which are full service restaurants, and Dick’s Wings Express, which are limited service restaurants that focus on take-out orders.  We currently have 18 restaurants of which 15 are Dick’s Wings & Grill full service restaurants and three are Dick’s Wings Express limited service restaurants.  Of our 18 restaurants, 15 are located in Florida, two are located in Canada and one is located in Georgia.

We establish restaurants by entering into franchise agreements with qualified purchasers and generate revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for franchise fees and royalty payments.  We have established our brand through coordinated marketing and operational execution that ensures brand recognition and quality and consistency throughout our franchise. These efforts include marketing programs and advertising campaigns designed to support our restaurants.  Our franchise is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in our restaurants.

Strategy

Our strategy is to continue to grow and develop the Dick’s Wings franchise into a leading nationally and internationally recognized restaurant chain.  To do so, we plan to open franchised restaurants in both new and existing domestic markets and in Canada.  In most of our existing markets, we plan to continue to open new franchise restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. We intend to enter new domestic and Canadian markets by opening several restaurants to quickly build our brand awareness. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees.  We believe that we have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy.  We have developed procedures for identifying new opportunities in both domestic and Canadian markets, determining our expansion strategy in those markets and identifying sites for franchised restaurants.  We intend to open between 45 and 100 restaurants in domestic markets and Canada within the next 12 months.

Outlook

We expect our revenue to increase during the next 12 months as we open additional restaurants and generate additional royalties and franchise fees from our new and existing restaurants.  We intend to reduce our liabilities by retiring our outstanding debt, which will decrease substantially, if not eliminate, the interest that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with significant capital-raising initiatives that we plan to complete during the next 12 months, will provide us with the assets and operating results necessary to grow at an exponential rate for the foreseeable future.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 26, 2010 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in our Notes to Financial Statements included therein, and Note 3 to our Notes to Financial Statements included herein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Notes to Financial Statements contained in our Annual Report on Form 10-K for our fiscal year ended December 26, 2010.

Comparison of the Three-Month Periods Ended September 25, 2011 and September 26, 2010

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue decreased $20,353 to $114,365 for the three months ended September 25, 2011 from $134,718 for the three months ended September 26, 2010.  The decrease of $20,353 was due primarily to a decrease of $22,111 for royalty payments, partially offset by increases in other miscellaneous fees.  Our royalty income was negatively impacted by decreases in sales generated by our franchisees resulting from the temporary cessation of operations at two of our restaurants for remodeling, increased vacancies by anchor tenants in shopping centers in which our restaurants are located (which negatively affected overall traffic to the shopping center), and general adverse economic conditions.  Our franchise fees were negatively impacted by a decrease in the number of new restaurants that we opened and our decision to waive or reduce franchise fees otherwise payable to us by new restaurants that we did open.  We expect revenue to increase during the next 12 months as we open new restaurants in Florida and other regions located across the country and in Canada, and as the economy gradually improves.

Operating Expenses

Operating expenses consist primarily of professional fees, salaries and wages, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $431,241 to $445,169 for the three months ended September 25, 2011 from $13,928 for the three months ended September 26, 2010.  The increase of $431,241 was due primarily to an increase of $425,177 for expense recognized in connection with equity-based compensation paid to service providers and consultants for various services.  We expect to incur increased legal, accounting and technology fees in connection with the general expansion of our business and operations and, as a result of the change in our status from a private company to a fully reporting, publicly-traded company in December 2010, our obligations to comply with the rules and regulations of the Securities and Exchange Commission.  Notwithstanding this, we expect professional fees to decrease over the next 12 months due to a decrease in the amount of expense we expect to recognize in connection with equity-based compensation paid to service providers and consultants for various services.

Salaries and Wages.  Salaries and wages consists of all salaries and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Salaries and wages decreased $25,673 to $22,160 for the three months ended September 25, 2011 from $47,833 for the three months ended September 26, 2010.  The decrease of $25,673 was due to a decrease in the amount of salary and equity-based compensation that we paid to our executive officers during the three months ended September 25, 2011.  We expect employee compensation expense to increase over the next 12 months as we attempt to retain additional executive management personnel and other employees in connection with the growth of our business.

General and Administrative Expenses.  General and administrative expenses consist of bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, office supplies, rent expense, repairs and maintenance, telephone expense, travel and entertainment, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses increased $83,415 to $114,353 for the three months ended September 25, 2011 from $30,938 for the three months ended September 26, 2010.  The increase of $83,415 was due primarily to increases of $58,288 for bad debt expense and $18,234 for bank service charges.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for travel, rent, office supplies, insurance and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest expense increased $483 to $8,188 for the three months ended September 25, 2011 from $7,705 for the three months ended September 26, 2010.  The increase of $483 was due primarily to an increase in the amount of debt obligations that we incurred during 2011 and the amortization of debt discounts thereon.  We expect interest expense to decrease over the next 12 months as we begin to retire our debt obligations.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense that results from changes in the fair value of the derivative instruments contained in the convertible promissory note that were outstanding at September 25, 2011.  We recognized a derivative loss of $45,729 for the three months ended September 25, 2011.  We did not incur a derivative loss or gain for the three months ended September 26, 2010.  The derivative loss that we recognized during the three months ended September 25, 2011 was due primarily to the initial recognition of a derivative liability in connection with the issuance of the convertible note during 2011.  While we expect our outstanding convertible promissory notes to continue to be retired or converted into shares of common stock during the next 12 months, we cannot predict what our future derivative gains or losses will be in the future since such gains and losses will be largely dependent upon the future trading price of our common stock.

Net Income / Loss

We incurred a net loss of $520,934 for the three months ended September 25, 2011 compared to net income of $34,314 for the three months ended September 26, 2010.  The difference of $555,248 was due primarily to a decrease of $20,353 for revenue and increases of $431,241 for professional fees, $83,415 for general and administrative expenses and $45,729 for derivative losses.  This was partially offset by a decrease of $25,673 for salaries and wages.  We expect our net losses to decrease over the next 12 months as we open additional restaurants and begin to generate additional revenue from our new and existing restaurants.  The decreases in net losses that we expect to generate over the next 12 months will be partially offset by greater operating expenses that we will incur in connection with the general growth of our business and operations.

Comparison of the Nine-Month Periods Ended September 25, 2011 and September 26, 2010

Revenue

Revenue decreased $56,719 to $328,486 for the nine months ended September 25, 2011 from $385,205 for the nine months ended September 26, 2010.  The decrease of $56,719 was due primarily to decreases of $30,882 for royalty payments and $25,050 for franchise fees, partially offset by increases in other miscellaneous fees.  Our royalty income was negatively impacted by decreases in sales generated by our franchisees resulting from the temporary cessation of operations at two of our restaurants for remodeling, increased vacancies by anchor tenants in shopping centers in which our restaurants are located (which negatively affected overall traffic to the shopping center), and general adverse economic conditions.  Our franchise fees were negatively impacted by a decrease in the number of new restaurants that we opened and our decision to waive or reduce franchise fees otherwise payable to us by new restaurants that we did open.

Operating Expenses

Professional Fees.  Professional fees increased $369,216 to $485,224 for the nine months ended September 25, 2011 from $116,008 for the nine months ended September 26, 2010.  The increase of $369,216 was due primarily to an increase of $425,177 for expense recognized in connection with equity-based compensation paid to service providers and consultants for various services, partially offset by a decrease of $96,016 for legal, accounting and other professional fees incurred in connection with the completion of our initial public offering of common stock in December 2010.

Salaries and Wages.  Salaries and wages increased $950 to $168,442 for the nine months ended September 25, 2011 from $167,492 for the nine months ended September 26, 2010.  The increase of $950 was due to an increase in the amount of salary and equity-based compensation that we paid to our employees during the nine months ended September 25, 2011.

General and Administrative Expenses.  General and administrative expenses increased $145,317 to $215,634 for the nine months ended September 25, 2011 from $70,317 for the nine months ended September 26, 2010.  The increase of $145,317 was due primarily to increases of $58,288 for bad debt expense, $36,381 for travel expenses incurred in connection with the identification and evaluation of potential restaurant sites in new geographic regions located across the United States and Canada, and $18,757 for bank service charges, as well as increases in several miscellaneous general and administrative expenses.

Interest Expense

Interest expense increased $4,487 to $18,757 for the nine months ended September 25, 2011 from $14,270 for the nine months ended September 26, 2010.  The increase of $4,487 was due primarily to an increase in the amount of debt obligations that we incurred during the nine months ended September 25, 2011 and the amortization of debt discounts thereon.

Derivative Gain / Loss

We recognized a derivative loss of $45,729 for the nine months ended September 25, 2011.  We did not incur a derivative loss or gain for the nine months ended September 26, 2010.  The derivative loss that we recognized during the nine months ended September 25, 2011 was due primarily to the initial recognition of a derivative liability in connection with the issuance of the convertible note during 2011.

Net Loss

We incurred a net loss of $604,791 for the nine months ended September 25, 2011 compared to net income of $17,118 for the nine months ended September 26, 2010.  The difference of $621,909 was due primarily to a decrease of $56,719 for revenue and increases of $369,216 for professional fees, $145,317 for general and administrative expenses, and $45,729 for derivative loss.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $41,789 during the nine months ended September 25, 2011 compared to $102,008 during the nine months ended September 26, 2010.  The decrease of $60,219 for cash used by operating activities was due to increases of $425,177 for stock compensation expense, $116,000 for rescission agreements payable, $64,617 for accounts payable and accrued liabilities, and $45,729 for derivative liability, partially offset by increases of $621,909 for net loss.

We did not have any cash flows from investing activities during the nine months ended September 25, 2011 and September 26, 2010.

Net cash provided by financing activities was $61,000 for the nine months ended September 25, 2011 compared to $6,917 for the nine months ended September 26, 2010.  The $54,083 increase in cash provided by financing activities was due primarily to an increase of $40,000 for proceeds from the issuance of notes payable and a decrease of $22,533 for principal payments on notes payable.

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

Off-Balance Sheet Arrangements

As of September 25, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.	Controls and Procedures.

As of September 25, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 25, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 25, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT CONCEPTS, INC.

Date: November 9, 2011	/s/ Michael Rosenberger
Michael Rosenberger Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended