Form 10-K
period 2011-12-25
AMERICAN RESTAURANT CONCEPTS INC
filed 2012-07-27
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended:	December 25, 2011

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _________ to __________.

Commission File Number:	000-54226

AMERICAN RESTAURANT CONCEPTS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3649554
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12763 Clear Springs Drive Jacksonville, FL	32225
(Address of Principal Executive Offices)	(Zip Code)

(904) 741-5500
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

None	None

Securities registered under Section 12(g) of the Act:

Class A Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes   ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 26, 2011, was $2,132,031.

As of July 20, 2012, 34,316,540 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	market acceptance of our restaurants and products;

●	fluctuations in sales and the cost of chicken wings;

●	shortages or interruptions in the availability and delivery of food and other supplies;

●	our ability to identify suitable restaurant sites and successfully open new restaurants;

●	higher-than-anticipated costs associated with the opening of new restaurants or the closing, relocating and remodeling of existing restaurants;

●	our ability to attract and retain qualified franchisees and our franchisees’ ability to execute upon their business plan and timely develop restaurants;

●	our limited control over the activities of our franchisees;

●	projections of our future revenue, results of operations and financial condition;

●	our ability to fund our future growth and implement our business strategy;

●	competition and consolidation in the restaurant industry;

●	our ability to comply with applicable government regulations;

●	the condition of the securities and capital markets;

●	general economic and business conditions, either nationally or internationally or in the jurisdictions in which we are doing business;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 5.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A.  Risk Factors.”  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 1.  Business.

Overview

We are an established and growing operator and franchisor of Dick’s Wings® restaurants that was formed in April 2000 to develop the Dick’s Wings® franchise.  We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. Our restaurants create a welcoming neighborhood atmosphere that includes a multi-media system, a full bar and an open layout that appeals to families and sports fans alike.  Our flexible service model, which provides our guests with the option of ordering at the counter or table, allows our guests to customize their Dick’s Wings® experience to meet their time demands, service preferences or the experience they are seeking of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving.  Dick’s Wings® restaurants are the place people want to be and where any excuse to get together is a good one.

Current Restaurants

Our franchise is comprised of Dick’s Wings & Grill® restaurants, which are full service restaurants, and Dick’s Wings Express® restaurants, which are limited service restaurants that focus on take-out orders.  As of December 25, 2011, we had 18 restaurants of which 16 were Dick’s Wings & Grill® full service restaurants and two were Dick’s Wings Express® limited service restaurants.  Of our 18 restaurants, 15 were located in Florida, two were located in Canada and one was located in Georgia.  All of our restaurants are owned by franchisees.

Our full service restaurants range in size from 3,200 to 6,000 square feet, with an average size of 4,000 square feet for restaurants that have opened in the last three years.  In contrast, our express restaurants range in size from 1,200 to 1,500 square feet, with an average size of 1,300 square feet for express restaurants that have opened in the last three years.  We anticipate that future full service restaurants will range in size from 3,000 to 5,000 square feet with an average cash investment per restaurant of between $450,000 and $675,000, and that future express restaurants will range in size from 1,200 to 1,500 square feet with an average cash investment per restaurant of between $145,000 and $295,000.  We also offer lower cost conversion packages that provide our franchisees with flexibility to convert existing restaurants into a Dick’s Wings® restaurant.  Because of this, we expect that some of our restaurants may be smaller or larger or cost more or less than our targeted range.

Dick’s Wings® Menu

Our restaurants feature a variety of menu items highlighted by our traditional and boneless Buffalo, New York-style chicken wings spun in one of our signature sauces and seasonings.  Our sauces and seasonings range in heat intensity from sweet to blazing hot and include such flavors as BBQ, Bourbon, Cajun Ranch, Caribbean Gold, Caribbean Jerk, Charlie Chan, Flying Fajita, Garlic Pepper, Gold Rush, Honey BBQ, Honey Mustard, Italian, Jamaican Jerk, Java BBQ, Lemon Pepper, Parmesan Peppercorn, Ragin’ Cajun, Raspberry, Sesame, Smokey Mountain Gold, Sweet-N-Sour, Teriyaki, and Wanna-Tee-Awana.  These sauces and seasonings can be blended together at the request of our customers to create more than 365 flavors.  Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests.  Our chicken wings have been voted “Best Chicken Wings in Northeast Florida” 12 consecutive years by Folioweekly magazine and can be ordered in numbers ranging from 5 to 100 wings.

In addition to traditional and boneless chicken wings, our menu features a wide variety of food items including chicken tenders, buffalo shrimp, nachos, quesadillas, specialty burgers and sandwiches, salads, wraps, and desserts.  We also provide kids meal options for children.  Our full-service restaurants feature a full bar that offers an extensive selection of domestic, imported and craft beers, wine and liquor.  We also introduce new menu items from time to time.  Our goal is to balance the established menu offerings that appeal to our loyal guests with new menu items that increase guest frequency and attract new guests.  All of our menu items are made-to-order and are available for take-out.

Franchisees

Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the scope of the proposed business relationship.  Franchisees are required to execute a standard franchise agreement prior to opening a Dick’s Wings® restaurant.  Our standard franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment based on 5% of sales, and the expenditure of 3% of restaurant sales on advertising.  The initial term of the typical franchise agreement is 10 years with a 10-year renewal option for the franchisee, subject to conditions contained in the franchise agreement.

We also offer area development agreements pursuant to which we grant franchisees the right to open a specified number of Dick’s Wings® restaurants within an exclusive development area in accordance with a specified development schedule.  Our area development agreement establishes the number of restaurants that must be developed in a defined geographic area and the deadlines by which these restaurants must open. Franchisees that enter into an area development agreement typically pay an initial fee determined by multiplying $5,000 by the number of restaurants to be opened in the area. The area development agreement can be terminated by us if, among other reasons, the area developer fails to open restaurants on schedule.

All of our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu established by us, meet applicable quality, service, health and cleanliness standards, and comply with all applicable laws.  We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements.  We have the right to terminate a franchise agreement if the franchisee does not operate and maintain its restaurant in accordance with the requirements of the agreement, including for non-payment of royalties, sale of unauthorized products or bankruptcy.

Location Selection

Our site selection process is integral to the successful execution of our growth strategy.  We have processes for identifying, analyzing and assigning undeveloped markets for our restaurants.  Once a market is assigned, we use a trade area and site selection evaluation process to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas.  Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers and multi-screen movie theaters in the neighborhood, key demographics and population density, drive time and trade area analysis, and other quantitative and qualitative measures.  Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access and parking.  We employ an opportunistic approach to real estate by developing end caps, freestanding units, and conversions in both urban and suburban trade areas.

Restaurant Atmosphere and Layout

Our restaurants create a family-friendly atmosphere that allows our guests the flexibility to customize their dining experience. The inviting and fun environment of our restaurants is created using furnishings that can be easily rearranged to accommodate parties of various sizes.  Our restaurants also feature distinct dining and bar areas with many of the restaurants having patio seating.  We strategically place between 5 and 10 high-definition flat-screen televisions throughout our restaurants to allow for easy viewing.  We tailor the content and volume of our video and audio programming to reflect our guests’ tastes.  We believe the design of our restaurants enhances our guests’ experiences, drives repeat visits and solidifies the broad appeal of our concept.  Our concept has broad appeal because it attracts customers of all ages, the menu offers a variety of items, and our distinctive sauces allow our guests to customize their experience, appealing to many tastes.  We believe that our distinctive concept, combined with our high-quality food, makes Dick’s Wings® appeal to families, children, teenagers and adults of all ages and socio-economic backgrounds.

Branding

We have established our brand through coordinated marketing and operational execution that ensures brand recognition, quality and consistency throughout our concept.  These efforts include marketing programs and advertising to support our restaurants.  We prominently feature our trademark Dick’s Wings® insignias, checkered flags, NASCAR memorabilia, televisions and exterior trade dress at our restaurants and as branding for our marketing and advertising materials.  Our concept is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in our restaurants.

Operations

We believe that operational excellence is critical to our long-term success.  We define operational excellence as an uncompromising attention to the details of our recipes, preparation and cooking procedures, handling procedures, rotation, sanitation, cleanliness and safety.  Our restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service.  We issue detailed operations manuals covering all aspects of our restaurant operations, as well as food and beverage manuals that detail the preparation procedures of our recipes.  Each franchisee is required to furnish us with monthly sales and operating reports that assist us in monitoring the franchisee’s compliance with its franchise agreement.  We make both announced and unannounced inspections of our restaurants to ensure that our practices and procedures are being followed.  We systematically review the performance of our restaurants to ensure that each one meets our standards and conduct meetings with our franchisees to discuss the results of our reviews.  When a restaurant falls below minimum standards, we conduct a thorough analysis to determine the causes and implement marketing and operational plans to improve that restaurant’s performance.  If the restaurant’s performance does not improve to acceptable levels, the restaurant is evaluated for relocation or closing.

An important aspect of our concept is the efficient design, layout and execution of our kitchen operations.  Due to the relatively simple preparation of our menu items, the kitchen consists of fryers, grill and food prep stations that are arranged assembly-line style for maximum productivity.  Given our menu and kitchen design, our kitchens are staffed with hourly employees who require only basic training before reaching full productivity.  We do not require the added expense of an on-site chef. The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing quality food with minimal wait times.

Training

Our training program is available to all of our franchisees and their staff.  Before a restaurant opens for business, each franchisee must attend and successfully complete our training program. The training program is conducted in Jacksonville, Florida, and lasts for between two and four weeks, unless we determine that additional training is needed.  During our training programs, we describe our philosophies, administration, marketing, general manager tasks, operations by position, food preparation, set up and closing procedures, cleaning and sanitation, as well as information about food borne illnesses and employee hygiene.  We also utilize operation simulations.  We offer customized instruction as needed and offer additional or refresher training courses from time to time.  Our franchisees are certified in comprehensive state-approved food safety and sanitation courses, such as ServSafe, developed by the National Restaurant Association Educational Foundation.

Marketing and Advertising

We develop marketing programs designed to differentiate our Dick’s Wings® restaurants from the restaurants of our competitors and showcase our food and brand in a fun atmosphere.  These efforts include marketing campaigns and advertising to support our restaurants.  The primary goal of these efforts is to build brand awareness throughout the areas where we have restaurants located.  Our marketing and advertising campaigns are also designed to: (i) drive positive same-store sales through additional visits by our existing guests and visits by new guests, (ii) increase margins, (iii) increase average order size, and (iv) support strong restaurant openings.  Given our strategy to be a neighborhood destination, community marketing is a key to driving sales and developing brand awareness in each market.  Our restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with these activities.

Local advertising is developed and implemented by regional advertising cooperatives.  If a co-operative is established in a particular area, each franchisee in that area automatically becomes a member of the cooperative.  System-wide campaigns and promotions are developed and implemented with input from the Dick’s Wings® National Advertising Advisory Board.  This volunteer franchisee board is elected by franchisees annually and meets regularly to review marketing strategies, provide input on advertising messages and vendor co-op programs, and discuss marketing objectives.  We implement periodic promotions as appropriate to maintain and increase our sales and profits, and strengthen our brands.  We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Twitter®, as appropriate, to attract and retain customers.

Suppliers and Distributors

We strive to maintain high quality standards.  Our systems are designed to protect our food supply throughout the preparation process.  We provide detailed specifications to suppliers for our food ingredients, products and supplies.  To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, we negotiate prices based on system-wide usage for franchised restaurants.  We have arranged for our franchisees to purchase food, supplies and paper goods from Florida Food Service, Inc., and purchase soda beverages from Coca-Cola.  We negotiate directly with independent suppliers for our supply of food and paper products.  We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants.  We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

Information Technology

Our restaurants utilize a point-of-sale cash register system. The point-of-sale system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back office system that provides support for inventory, payroll, accounts payable, cash management, and management reporting functions. The system also helps dispatch and monitor delivery activities in the store.  We intend to implement technology-enabled business solutions targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness.  These solutions will be designed to be used across all of our restaurants.  Our strategy is to fully integrate the systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence.

Intellectual Property

We license the rights to the U.S. registered trademarks “Dick’s Wings,” “Dick’s Wings & Grill” and design, and “Dick’s Wings Express” and design, and the Florida registered trademark “Dick’s Wings” and design from Moose River Management, Inc., a company that is owned by Michael Rosenberger, our Chief Executive Officer.  The license is exclusive and has a term of 50 years, with a right to renew for an additional 50 years.

Competition

The restaurant industry is intensely competitive.  We compete with Buffalo Wild Wings, Wings ‘N More, Wingstop, Hooters, The Wings Stop, Wings ‘n Things, and other restaurants offering chicken wings as one of their primary food offerings.  We also compete with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts.  We compete with other restaurants and retail establishments on the basis of the taste, quality and price of food offered, guest service, ambience, location and overall dining experience.  We also compete with other restaurant and retail establishments for site locations and employees to work in our restaurants.

Many of our direct and indirect competitors are well-established national, regional or local chains that have been in business longer than we have, have greater consumer awareness, and often have substantially greater capital, marketing and human resources than we do.  Due to the continuing difficult operating environment for casual dining restaurants, coupled with continuing pressure on consumer spending for restaurant occasions in general, we expect that our larger chain restaurant competitors will continue to allocate a growing amount of resources to their national media advertising and discounting programs in order to protect their respective market shares.  Notwithstanding this, we believe that our attractive price-value relationship, the atmosphere of our restaurant, our focus on our guests, and the quality and distinctive flavor of our food differentiates us from our competitors.

Government Regulation

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning and building requirements.  Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities.  Our franchisees' licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by our franchisees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of employees or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing and inventory control.  In order to reduce this risk, we have implemented policies, procedures and training to ensure compliance with these regulations.  Restaurant employees are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations.

We and our franchisees are also subject to laws governing our relationship with employees.  Our failure or the failure of our franchisees to comply with international, federal, state and local employment laws and regulations may subject us to losses and harm our brands.  These laws and regulations govern such matters as wage and hour requirements, workers’ compensation insurance, unemployment and other taxes, working and safety conditions, and citizenship and immigration status.  Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to minimum wages, overtime, rest breaks, paid leaves of absence and mandated health benefits may also impact our performance.  In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements, and payments to employees who receive gratuities may divert financial and management resources and adversely affect our operations.  The losses that may be incurred as a result of any violation of such governmental regulations by us or our franchisees are difficult to quantify.

We and our franchisees are also subject to licensing and regulation by state and local departments relating to alcoholic beverages, health, sanitation, and fire and safety standards.  Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.  We and our franchisees may also be subject in certain states to “dram-shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  In addition, we and our franchisees are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship.  In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

Employees

As of July 20, 2012, we had a total of two employees, both of whom were full-time employees.  We also utilize the services of several consultants.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

Item 1A.  Risk Factors

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this report before purchasing our common stock.  The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to us, our industry and our stock.   In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Associated With Our Business

We have a history of losses and the report of our independent accountants issued in connection with the audit of our financial statements contained a qualification raising a substantial doubt about our ability to continue as a going concern.

We incurred net losses to common shareholders of approximately $1.65 million and $221,000 for the years ended December 25, 2011 and December 26, 2010, respectively, and had an accumulated deficit of approximately $2.66 million at December 25, 2011.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 25, 2011 contained a qualification raising a substantial doubt about our ability to continue as a going concern.  We can provide no assurance regarding when, if ever, we will become profitable.  As a result, we may continue to generate losses for the foreseeable future.

We will need to raise additional funds in the future to cover our debt obligations and operating expenses, which funds may not be available or, if available, may not be available on acceptable terms.

We have debt obligations of approximately $290,000 that are currently in default.  A summary of the material terms of these debt obligations is set forth under Note 7. Promissory Notes to our audited financial statements beginning on page F-1 of this report.  Our inability to satisfy these obligations upon demand by the lenders thereof may subject us to costly litigation and adversely affect our business, financial condition and results of operations.

We believe that our current cash resources will not be sufficient to sustain our current operations for the next 12 months.  As a result, we will need to raise additional funds during the next 12 months.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, execute upon our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated events.  This may adversely affect our business, financial condition and results of operations.

Fluctuations in chicken wing prices could impact our operating income.

A primary food product used by our restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change the cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Our franchisees currently purchase our chicken wings at market price. If a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. If there is a significant rise in the price of chicken wings and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenue for our franchisees.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, terrorist attacks, natural disasters such as floods, drought and hurricanes, pandemics, the inability of our vendors to obtain credit in a tightened credit market, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control, could adversely affect the availability, quality and cost of items our franchisees buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our franchisees’ costs and limit the availability of products critical to our restaurant operations.

If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

To successfully expand our business, we must open new Dick’s Wings® restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings. Similar delays may occur in the future. Delays in opening new restaurants could hurt our ability to meet our growth objectives, which may negatively affect our results of operations.  We cannot guarantee that we or our franchisees will be able to achieve our expansion goals.  Further, any restaurants that new franchisees open may not achieve operating results similar or better than our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control.  These factors include:

●	negotiating acceptable lease or purchase terms for new restaurants;

●	cost effective and timely planning, design and build-out of restaurants;

●	creating guest awareness of our restaurants in new markets;

●	competition in new and existing markets;

●	inclement weather, natural disasters, and other calamities; and

●	general economic conditions.

We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our growth.

We require that all proposed restaurant sites meet our site selection criteria. We may make errors in selecting these criteria or applying these criteria to a particular site, or there may be an insignificant number of new restaurant sites meeting these criteria that would enable us to achieve our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria and the supply of sites may be limited in some markets. Further, we may be precluded from acquiring an otherwise suitable site due to an exclusivity restriction held by another tenant. As a result of these factors, our costs to obtain and lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs. Our inability to obtain suitable restaurant sites at reasonable costs may negatively affect our growth.

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating and remodeling of existing restaurants, which may adversely affect our results of operations.

Our revenue and expenses can be impacted significantly by the location, number, and timing of the opening of new restaurants and the closing, relocating, and remodeling of existing restaurants.  We incur substantial pre-opening expenses each time we open a new restaurant and incur other expenses when we close, relocate, or remodel existing restaurants.  These expenses are generally higher when we open restaurants in new markets, but the costs of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated.  An increase in such expenses could have an adverse effect on our results of operations.

Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

Our expansion plans depend on opening restaurants in new domestic and international markets where we and our franchisees may have little or no operating experience. We may not be successful in operating our restaurants in new markets on a profitable basis. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the people residing in the new markets, as well as our ability to generate market awareness of the Dick’s Wings® brand. Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, if they do at all, thereby affecting their profitability.

New restaurants added to our existing markets may take sales from existing restaurants.

We and our franchisees intend to open new restaurants in our existing markets, which may reduce sales performance and guest visits for existing restaurants in those markets. In addition, new restaurants added in existing markets may not achieve sales and operating performance at the same level as established restaurants in the market.

We are dependent on our franchisees and their success.

Currently, all of our restaurants are franchised.  Our performance depends upon: (i) our ability to attract and retain qualified franchisees, (ii) our franchisees’ ability to execute upon our concept and capitalize upon our brand recognition and marketing, and (iii) our franchisees’ ability to timely develop restaurants and operate them profitably. We may not be able to recruit franchisees who have the business ability or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

Our franchisees may take actions that could harm our business.

Our franchisees are independent contractors; they are not our employees.  We provide training and support to our franchisees, but the quality of franchised restaurant operations may be diminished if our franchisees do not operate restaurants in a manner consistent with our standards and requirements, or if they do not hire and train qualified managers and other restaurant personnel.  If our franchisees do not adequately manage their restaurants, our image and reputation, and the image and reputation of other franchisees, may suffer materially and franchise-wide sales could significantly decline.  In addition, we may also face potential claims and liabilities due to the acts of our franchisees based on agency or vicarious liability theories.

We could face liability from our franchisees.

A franchisee or government agency may bring legal action against us based on our franchisee/franchisor relationships.  Various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise.  If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties.  Expensive litigation with our franchisees or government agencies may adversely affect both our profits and our important relations with our franchisees.

Economic conditions could have a material adverse impact on our franchisees’ landlords or other tenants in retail centers in which we or our franchisees are located.

Our franchisees’ landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition, other tenants at retail centers in which we or our franchisees are located or have executed leases may fail to open or may cease operations.  If our franchisees’ landlords fail to satisfy required co-tenancies, such failures may result in us or our franchisees terminating leases or delaying openings in these locations.  Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants.  All of these factors could have a material adverse impact on our operations.

We may be unable to compete effectively in the restaurant industry.

The restaurant industry is intensely competitive.  We compete primarily with regional and local sports bars, casual dining and quick casual establishments, and to a lesser extent, quick service wing-based take-out concepts.  In addition, independent owners of local or regional establishments may enter the wing-based restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants.  Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food.  We also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

Our success depends substantially on the value of our brand and our reputation for offering guests an unparalleled guest experience.

We believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that guests enjoy in our restaurants. We believe we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brand could significantly reduce its value. If consumers perceive or experience a reduction in food quality, service or ambiance, or in any way believe we failed to deliver a consistently positive experience, our brand value could suffer.

Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

We utilize menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities, and other key operating costs.  If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be harmed.

Our quarterly operating results may fluctuate due to increases and decreases in sales, food costs, and other factors.

Our quarterly operating results may fluctuate significantly because of a variety of factors, including:

●	increases or decreases in same-store sales;

●	fluctuations in food costs, particularly chicken wings;

●	the timing of new restaurant openings, which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

●	the profitability of our restaurants, particularly in new markets;

●	potential distraction or unusual expenses associated with our expansion into international markets;

●	our ability to operate effectively in new markets in which we or our franchisees have limited operating experience;

●	labor availability and costs for hourly and management personnel;

●	changes in competitive factors;

●	disruptions in the type and delivery of supplies;

●	general economic conditions, consumer confidence, and fluctuations in discretionary spending;

●	increases or decreases in labor costs or other variable expenses; and

●	the impact of inclement weather, natural disasters, and other calamities.

As a result of the factors discussed above, our quarterly and annual operating results may fluctuate significantly.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.  These fluctuations may cause future operating results to fall below the expectations of securities analysts and shareholders.  In that event, the price of our common stock would likely decrease.

We or our franchisees may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

The restaurant industry is subject to various federal, state, and local government regulations, including those relating to the sale of food and alcoholic beverages.  The failure of our franchisees to obtain and maintain these licenses, permits and approvals, including food, liquor and gaming licenses, could adversely affect our operating results.  Difficulties in obtaining, or the failure to obtain, the required licenses and approvals by our franchisees could delay or result in our decision to cancel the opening of new restaurants.  Local authorities may revoke, suspend, or deny the renewal of our franchisees’  food and liquor licenses if they determine that our conduct violates applicable regulations.

Unfavorable publicity could harm our business.

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity), or other concerns.  Negative publicity from traditional media or on-line social network postings may also result from actual or alleged incidents or events taking place in our restaurants.  Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand.  Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

The sale of alcoholic beverages at our restaurants subjects us and our franchisees to additional regulations and potential liability.

Because our restaurants sell alcoholic beverages, we and our franchisees are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located.  Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.  Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.  If we or our franchisees fail to comply with federal, state or local regulations, our franchisees’ licenses may be revoked and they may be forced to terminate the sale of alcoholic beverages at one or more of their restaurants.

In certain states we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.  Further, growing movements to change laws relating to alcohol may result in a decline in alcohol consumption at our restaurants or increase the number of dram shop claims made against us, either of which may negatively impact operations or result in the loss of liquor licenses.

Changes in employment laws or regulation could harm our performance.

Various federal and state labor laws govern the relationship between us and our employees and the relationships between our franchisees and their employees, and affect operating costs.  These laws include minimum wage requirements, overtime pay, healthcare reform, unemployment tax rates, workers’ compensation rates, citizenship requirements, union membership and sales taxes.  A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, changing regulations from the National Labor Relations Board and increased employee litigation including claims relating to the Fair Labor Standards Act.

The Americans with Disabilities Act is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment.  Although our restaurants are designed to be accessible to the disabled, we and our franchisees could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

Changes in consumer preferences or discretionary consumer spending could harm our performance.

Our success depends, in part, upon the continued popularity of our Buffalo, New York-style chicken wings, our boneless chicken wings, our other food and beverage items, and the appeal of sports bars and casual dining restaurants generally.  We also depend on trends toward consumers eating away from home.  Shifts in these consumer preferences could negatively affect our future profitability.  Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including items featured on our menu.  Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business.  In addition, in the future, we will be required to disclose calorie counts for all food items on our menus due to federal regulations. This may have an adverse effect on consumers’ eating habits.  Other federal regulations could follow this pattern.  In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence.  A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time.  If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected.  We have positioned our restaurants as a place where people can gather together.   Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease.  A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our restaurants.  The impact of a health pandemic might be disproportionately greater on us than on other companies that depend less on the gathering of people together for the sale or use of their products and services.

The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

We may seek to selectively acquire existing restaurants from our franchisees or other restaurants.  To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing.  Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

●	risks associated with entering into markets or conducting operations where we have no or limited prior experience;

●	the potential loss of key personnel;

●	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;

●	potential unknown liabilities;

●	difficulties integrating operations, technologies, services and personnel; and

●	disruption of our ongoing business, including diversion of management’s attention from other business concerns.

Future acquisitions of existing restaurants from our franchisees or other acquisitions, which may be accomplished through a cash purchase transaction, the issuance of our equity securities or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

We may be subject to increased labor and insurance costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime, and tip credits.  As federal and state minimum wage rates increase, we and our franchisees may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase labor costs.  This, in turn, could lead us and our franchisees to increase prices, which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.  In addition, the current premiums that we and our franchisees pay for various types of insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing costs.  The dollar amount of claims that we and our franchisees actually experience under workers’ compensation and general liability insurance, which carry high per-claim deductibles, may also increase at any time, thereby further increasing costs.  Also, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses. The occurrence of any of these events could negatively impact our business.

Our current insurance may not provide adequate levels of coverage against claims.

We and our franchisees currently maintain insurance customary for businesses of our size and type.  However, there are types of losses we and our franchisees may incur that cannot be insured against or that and our franchisees we believe are not economically reasonable to insure, such as losses due to natural disasters.  Such damages could have a material adverse effect on our business and results of operations.

We may not be able to protect our trademarks, service marks or trade secrets.

We place considerable value on our trademarks, service marks and trade secrets. We actively enforce and defend our marks and if violations are identified, take appropriate action to preserve and protect our marks.  We attempt to protect our sauce recipes as trade secrets by, among other things, requiring confidentiality agreements with our sauce suppliers and executive officers.  However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our sauce recipes.  We also cannot be sure that: (i) our marks are valuable, (ii) using our marks does not, or will not, violate the marks of other persons, (iii) the registrations of our marks would be upheld if challenged, or (iv) we would not be prevented from using our marks in areas of the country where others might have already established rights to them. Any of these uncertainties could have an adverse effect on us and our expansion strategy.

We are dependent on Michael Rosenberger, and the loss of Mr. Rosenberger may prevent us from successfully executing upon our business plan in a timely manner.

Our success depends largely upon the continued services of Michael Rosenberger, who is our sole executive officer.   Mr. Rosenberger may terminate his employment with us at any time without penalty.   We do not maintain key person life insurance policies on Mr. Rosenberger.   The loss of Mr. Rosenberger could seriously harm our business, financial condition or results of operations.   In such an event we may be unable to recruit personnel to replace Mr. Rosenberger in a timely manner, or at all, on acceptable terms.

We and our franchisees may not be able to attract and retain qualified employees to operate our restaurants.

Our success and the success of our restaurants depends upon the ability of us and our franchisees to attract, motivate, develop and retain a sufficient number of qualified restaurant employees, including restaurant managers, and hourly employees.  The inability to recruit, develop and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants.  This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us and our franchisees to pay higher wages, harm our profitability.

Our business may be harmed by any disruption to our computer hardware, software and Internet applications.

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations, and various other processes and procedures.  Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems.  The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations.  Significant capital investments might be required to remediate any problems.

Our computer and communications hardware is protected through physical and software safeguards.  However, it remains vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events.  If we fail to maintain the necessary computer capacity and data to support our accounting and billing departments and our collaborators’ and licensees’ discovery, research, and development activities, including our associated computational needs, we could experience a loss of or delay in revenues.  In addition, any sustained disruption in Internet access provided by other companies could harm our operating results and financial condition.

Risks Related to Our Stock

Future sales of our common stock may cause our stock price to decline.

As of July 20, 2012, there were 34,316,540 shares of our common stock outstanding.  Of this amount, 9,432,540 shares were freely tradable without restriction, unless the shares are purchased by our affiliates.  The remaining 24,884,000 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act.  None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We intend to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to shareholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility.  If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing shareholders will be reduced.  These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The stock market has experienced significant price and volume fluctuations that have particularly affected the market price of the stock of many companies and that often have been unrelated or disproportionate to the operating performance of these companies.  Market fluctuations such as these may seriously harm the market price of our common stock.  Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities.  If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.

We identified material weaknesses in our internal control over financial reporting during the assessment of our internal controls that we performed in connection with the preparation of the audited financial statements included in this report.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting.  During the preparation of our audited financial statements for the year ended December 25, 2011, we identified control deficiencies that have been classified as material weaknesses in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 25, 2011.

The standards that must be met for management to assess the internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing the activities necessary to make future assessments of our internal control over financial reporting and completing the implementation of any necessary improvements.  Future assessments may require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.  If we are unable to assess our internal control over financial reporting as effective in the future, investors may lose confidence in us and our stock may be negatively impacted.

We are not required to obtain an attestation report on our assessment of our internal control over financial reporting from an independent registered public accounting firm, which may cause investors to lose confidence in us and cause our stock to be negatively impacted.

Under rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are not required to obtain from our independent registered public accounting firm an attestation report on our assessment of our internal control over financial reporting.  If we do not voluntarily seek to obtain an unqualified attestation report on our assessment from our independent registered public accounting firm, or if we seek to obtain such a report but our independent registered public accounting firm is unable to provide one to us, investors may lose confidence in us and our stock may be negatively impacted.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and, without voluntary compliance with such provisions, will not receive the benefits and protections they were enacted to provide.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002.  These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the use of an audit committee financial expert and the adoption of a code of ethics.

Our board of directors currently consists of Michael Rosenberger, who is our Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Rosenberger is not an “independent director” as such term is defined by any of the national securities exchanges or inter-dealer quotation systems.  Our board of directors has not created a separately-designated standing audit committee, and Mr. Rosenberger does not qualify as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.  Unless we voluntarily elect to fully comply with all of these rules, we will not receive the benefits and protections they were enacted to provide.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenue and operating expenses.  We expect to continue to incur increases in operating expenses in the future as we continue to develop new menu items, hire additional personnel and comply with state and federal laws applicable to our business and SEC reporting requirements.  If our results of operations do not meet the expectations of our shareholders or the investment community, the price of our common stock may decline.

Our shares of common stock are not listed for trading on a national securities exchange or the Nasdaq Stock Market.

Our common stock currently trades on the OTC Pink Sheets and is not listed for trading on any national securities exchange or the Nasdaq Stock Market (“NASDAQ”).  Investments in securities trading on the OTC Pink Sheets are generally less liquid than investments in securities trading on a national securities exchange or the NASDAQ.  The failure of our shares to be approved for trading on a national securities exchange or the NASDAQ may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.  We intend to use any cash generated from our operations for reinvestment in the growth of our business.  Any determination to pay dividends in the future will be made by our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors deemed relevant by our board of directors.  Accordingly, realization of a gain on shareholders’ investments will depend on the appreciation of the price of our common stock.  We can provide no assurance that our common stock will appreciate in value or even maintain the price at which shareholders purchased their shares.

Michael Rosenberger controls our management and operations, which may prevent us from taking actions that may be favorable to you.

As of July 20, 2012, Michael Rosenberger beneficially owned approximately 59% of our outstanding common stock.  Mr. Rosenberger has the ability to exert substantial influence over any matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  In addition, he can dictate the management of our business and affairs.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Item 2. Properties.

Our corporate headquarters is located at 12763 Clear Springs Drive, Jacksonville, Florida 32225, which is owned by Michael Rosenberger, our Chief Executive Officer.  We believe that our corporate headquarters is adequate to support our operations for the next 12 months.

Item 3.  Legal Proceedings.

We are not currently a party to any material legal proceedings.

PART II

Item 4.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC Pink Sheets under the symbol “ANPZ.”  The first reported trade of our common stock occurred on December 30, 2010. The following table sets forth the range of high and low bid quotations for shares of our common stock for the periods indicated.  The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal Year Ended December 25, 2011	High	Low
Quarter ended March 27, 2011	$0.51	$0.20
Quarter ended June 26, 2011	$0.35	$0.15
Quarter ended September 25, 2011	$0.25	$0.15
Quarter ended December 25, 2011	$0.25	$0.05

The last reported trading price of our common stock as reported on the OTC Pink Sheets on July 20, 2012 was $0.0045 per share.

Holders

As of July 20, 2012, the number of shareholders of record of our common stock was 38.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to finance the growth of our business.

Transfer Agent

The transfer agent for our common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Recent Sales of Unregistered Securities

During our fiscal quarter ended December 25, 2011, we sold the following securities without registration under the Securities Act:

In September 2011, we issued 400,000 shares of common stock to an employee as a bonus for services performed.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In September 2011, we entered into an agreement with a consultant pursuant to which we agreed to issue 1,000,000 shares of our common stock to the consultant as payment for services to be performed in accordance with the terms of the agreement.  The shares of common stock are to be issued to the consultant in accordance with the following schedule: (i) 500,000 shares on the effective date of the agreement, (ii) 250,000 shares on the date that is 90 days after the effective date of the agreement, and (iii) 250,000 shares on the date that is 180 days after the effective date of the agreement.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In November 2011, Asher Enterprises, Inc. (“Asher Enterprises”) converted $10,000 of the principal amount of the convertible promissory note that we issued to it in May 2011 into 227,273 shares of our common stock, and in December 2011, Asher Enterprises converted an additional $15,000 of the principal amount of the note into 681,818 shares of our common stock.  These securities were issued to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.  A summary of the terms of the convertible promissory note issued to Asher Enterprises is provided herein under Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

Item 5.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under “Item 1A. Risk Factors” and elsewhere in this report.  The following should be read in conjunction with our audited financial statements beginning on page F-1 of this report.

Overview

We are an established and growing operator and franchisor of Dick’s Wings® restaurants that was formed in April 2000 to develop the Dick’s Wings® franchise.  The franchise is currently comprised of Dick’s Wings & Grill®, which are full service restaurants, and Dick’s Wings Express®, which are limited service restaurants that focus on take-out orders.  We currently have 18 restaurants of which 15 are Dick’s Wings & Grill® full service restaurants and three are Dick’s Wings Express® limited service restaurants.  Of our 18 restaurants, 15 are located in Florida, two are located in Canada and one is located in Georgia.

We establish restaurants by entering into franchise agreements with qualified parties and generate revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings® product line in exchange for franchise fees and royalty payments.  We have established our brand through coordinated marketing and operational execution that ensures brand recognition and quality and consistency throughout our franchise. These efforts include marketing programs and advertising campaigns designed to support our restaurants.  Our franchise is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in our restaurants.

Strategy

Our strategy is to continue to grow and develop the Dick’s Wings® franchise into a leading nationally and internationally recognized restaurant chain.  To do so, we plan to open franchised restaurants in both new and existing domestic markets and in Canada.  In most of our existing markets, we plan to continue to open new franchise restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. We intend to enter new domestic and Canadian markets by opening several restaurants to quickly build our brand awareness. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees.  We believe that we have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy.  We have developed procedures for identifying new opportunities in both domestic and Canadian markets, determining our expansion strategy in those markets and identifying sites for franchised restaurants.  We intend to open between 5 and 10 new restaurants in domestic markets and Canada within the next 12 months.

Financial Results and Outlook

We achieved revenue of $433,627 for the year ended December 25, 2011 compared to $369,672 for the year ended December 26, 2010, representing an increase of more than 17%.  Net cash used by operating activities decreased almost 40% from $116,926 for the year ended December 26, 2010 to $70,606 for the year ended December 25, 2011.  In addition, total cash used by operating, investing and financing activities decreased from $104,176 to $1,606, representing a decrease of more than 98%.

We expect our revenue to increase substantially during the next 12 months as we open additional restaurants and generate additional royalties and franchise fees from our new and existing restaurants.  We intend to reduce our liabilities by retiring our outstanding debt, which will decrease substantially, if not eliminate, the interest expense that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with capital-raising initiatives that we plan to complete during the next 12 months, will provide us with the assets and operating results necessary to grow at an exponential rate for the foreseeable future.

Critical Accounting Policies

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our financial statements and accompanying notes, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors that we believe to be reasonable under the circumstances.  Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties.  For a more complete discussion of our accounting policies and procedures, see our audited financial statements beginning on page F-1 of this report.

Revenue Recognition

Our revenue consists primarily of royalty payments, franchise fees and area development fees that we receive from our franchisees.  We generate revenue by entering into franchise agreements with parties to build and operate restaurants using the Dick’s Wings® brand within a defined geographical area.  The agreements have 10-year terms and can be renewed for one additional 10-year term.  We provide the use of our Dick’s Wings® trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for franchise fees, development fees and royalties of 5% of a restaurant’s sales.

Franchisees are required to operate their restaurants in compliance with their franchise agreements which includes adherence to operating and quality control procedures established by us.  We do not provide loans, leases, or guarantees to franchisees or the franchisees’ employees and vendors.  If a franchisee becomes financially distressed, we do not provide financial assistance.  If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right, but not the obligation, to acquire the assets of the franchisee at fair value as determined by an independent appraiser.  Franchisees generally remit royalty payments weekly for the prior week’s sales.  Franchise and area development fees are paid upon the signing of the related agreements.

We recognize our royalties and fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectability is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.   Royalties are accrued as earned and are calculated each period based on restaurant sales.  Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by us have been performed.  Area development fees are dependent upon the number of restaurants in the territory, as are our obligations under the area development agreement.  Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all stock-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value, and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Such amounts have been reduced by our estimate of forfeitures of all unvested awards.

We account for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505, Equity (“ASC 505”).  ASC 718 and ASC 505 require that we recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

We use the Black-Scholes pricing model to determine the fair value of the stock-based compensation that we grant to employees and non-employees.  The Black-Scholes pricing model takes into consideration such factors as the estimated term of the securities, the conversion or exercise prices of the securities, the volatility of the price of our common stock, interest rates, and the probability that the securities will be converted or exercised to determine the fair value of the securities.  The selection of these criteria requires management's judgment and may impact our net income or loss.  The computation of volatility is intended to produce a volatility value that is representative of our expectations about the future volatility of the price of our common stock over an expected term.  We used our share price history to determine volatility and cannot predict what the price of our shares of common stock will be in the future.  As a result, the volatility value that we calculated may differ from the actual volatility of the price of our shares of common stock in the future.

Derivative Financial Instruments

We record all derivative financial instruments on our balance sheet at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data, judgment and estimates.

We have issued a convertible promissory note and have evaluated the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815.  We determined that the conversion features contained in the note represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in the note is reflected in our balance sheet as a liability.  The fair value of the derivative financial instruments in the note was measured at the inception date of the note and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

We use the binomial lattice valuation model to value the conversion features in our convertible promissory note.  The binomial lattice valuation model values the embedded derivatives based on a probability-weighted discounted cash flow model.  This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its right to convert the note, (iv) the holder exercises its right to convert the note, and (v) we default on the note.  We used the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, the price of our common stock and specific terms of the note, such as the interest rate and conversion price, that will be in effect when they occur.  Based on the analysis of these factors, we used the model to develop a set of potential scenarios.  Probabilities of each scenario occurring during the remaining term of the note are determined based on management’s projections.  These probabilities were used to create a cash flow projection over the term of the note and determine the probability that the projected cash flow will be achieved.  A discounted weighted-average cash flow for each scenario was then calculated and compared to the discounted cash flow of the note without the compound embedded derivative in order to determine a value for the compound embedded derivative.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).   ASU 2011-05 amends Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements.   The guidance will become effective for our fiscal year ending December 30, 2012.  We believe that the guidance will not have a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”).  ASU 2011-08 amends ASC Topic 350, Intangibles – Goodwill and Other, to simplify how an entity tests goodwill for impairment.  The guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test.   The guidance became effective for our fiscal year ending December 25, 2011.  We believe that the guidance will not have a material impact on our financial statements.

Comparison of the Years Ended December 25, 2011 and December 26, 2010

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue increased $63,955 to $433,627 for the year ended December 25, 2011 from $369,672 for the year ended December 26, 2010.  The increase of $63,955 was due primarily to an increase of $76,411 for royalty payments, partially offset by a decrease of $16,866 for franchise fees.  Our royalty payments were positively impacted by increased sales in our restaurants.  Our franchise fees were negatively impacted by a decrease in the number of new restaurants that we opened and our decision to waive or reduce franchise fees otherwise payable to us by new restaurants that we did open.  We expect revenue to increase during the next 12 months as we open new restaurants in Florida and other regions located across the country and in Canada, and as the economy gradually improves.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $1,143,947 to $1,326,158 for the year ended December 25, 2011 from $182,211 for the year ended December 26, 2010.  The increase of $1,143,947 was due primarily to an increase of $1,139,100 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to consultants for various services.  We expect to incur increased legal, accounting and technology fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission.  Notwithstanding this, we expect professional fees to decrease over the next 12 months due to a decrease in the amount of expense we expect to recognize in connection with non-cash, equity-based compensation paid to service providers and consultants for various services.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Salaries and wages decreased $16,902 to $226,885 for the year ended December 25, 2011 from $243,787 for the year ended December 26, 2010.  The decrease of $16,902 was due primarily to a decrease in the amount of salary and equity-based compensation that we paid to David Eberle after he resigned in July 2011.  We expect employee compensation expense to increase over the next 12 months as we attempt to retain additional executive management personnel and other employees in connection with the growth of our business.

General and Administrative Expenses.  General and administrative expenses consist of bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, office supplies, rent expense, repairs and maintenance, telephone expense, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses increased $149,419 to $290,054 for the year ended December 25, 2011 from $140,635 for the year ended December 26, 2010.  The increase of $149,419 was due primarily to increases of $80,774 for bad debt expense, $45,858 for travel expenses, and $19,627 for bank service charges.  We expect other general and administrative expenses to increase over the next 12 months as we continue to incur expenses for travel, rent, office supplies, insurance and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest expense increased $20,182 to $44,055 for the year ended December 25, 2011 from $23,873 for the year ended December 26, 2010.  The increase of $20,182 was due primarily to an increase in the amount of debt obligations that we incurred during 2011 and the amortization of debt discount thereon.  We expect interest expense to decrease over the next 12 months as we begin to retire our debt obligations.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense that results from changes in the fair value of the derivative instruments contained in the Asher Enterprises convertible promissory note that was outstanding at December 25, 2011.  We recognized a derivative loss of $3,698 for the year ended December 25, 2011.  We did not incur a derivative loss or gain for the year ended December 26, 2010.  The derivative loss that we recognized during the year ended December 25, 2011 was due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the convertible note during 2011.  Asher Enterprises converted the remaining balance of the convertible promissory note in January 2012.  As a result, we expect any derivative gains and losses that we recognize during 2012 to be immaterial in amount.

Other Loss

Other loss consists of loss we incurred for judgments in legal proceedings.  We incurred a loss of $197,116 during the year ended December 25, 2011.  We did not incur any losses during the year ended December 26, 2010.  The loss that we recognized during the year ended December 25, 2011 was due to a judgment that was rendered against us in November 2011 in the case entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc.  A summary of this legal proceeding and the judgment thereon is set forth under Note 12. Judgment in Legal Proceedings in our audited financial statements beginning on page F-1 of this report.  We do not expect to incur any additional losses during the foreseeable future.

Net Loss

We incurred a net loss of $1,651,970 during the year ended December 25, 2011 compared to a net loss of $220,834 during the year ended December 26, 2010.  The increase in net loss of $1,431,136 was due primarily to increases of $1,139,100 for non-cash stock compensation expense, $149,419 for general and administrative expenses, $20,182 for interest expense and $194,747 for other losses.  This was partially offset by an increase of $63,955 for revenue and a decrease of $16,902 for employee compensation expense.  We expect our net losses to decrease over the next 12 months as we open additional restaurants and begin to generate additional revenue from our new and existing restaurants.  The decreases in net losses will be partially offset by greater operating expenses that we will incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $70,606 during the year ended December 25, 2011 compared to $116,926 during the year ended December 26, 2010.  The decrease of $46,320 for cash used by operating activities was due to increases of $1,139,100 for stock compensation expense, $197,116 for loss on judgments in legal proceedings and $70,477 for accounts payable and accrued liabilities, partially offset by an increase of $1,431,136 for net loss.

We did not have any cash flows from investing activities during the years ended December 25, 2011 and December 26, 2010.

Net cash provided by financing activities was $69,000 during the year ended December 25, 2011 compared to $12,750 for the year ended December 26, 2010.  The $56,250 increase in cash provided by financing activities was due to increases of $40,000 for proceeds from the issuance of notes payable and a decrease of $44,000 for principal payments on notes payable, partially offset by a decrease of $27,750 for proceeds from the sale of common stock.

Our primary sources of capital over the past 12 months are set forth below.

During the months of February and March 2011, we completed a private offering of 338,000 shares of common stock, Class A warrants exercisable into 338,000 shares of common stock and Class B warrants exercisable into 338,000 shares of common stock for aggregate gross proceeds of $35,000.  Each warrant gives the holder the right to purchase one share of our common stock.  The Class A warrants had an exercise price of $0.50 per share, were exercisable during the period commencing on the date of grant and ending December 31, 2011, and expired at the end of the exercise period.  The Class B warrants have an exercise price of $1.25 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.

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

On January 6, 2012, we issued a promissory note to The Carl Collins Trust for an original principal amount of $50,000 in return for aggregate gross cash proceeds of $50,000.  The note bears interest in an amount equal to $5,000 and provides for the payment of all principal and interest on March 6, 2012.  The note is secured by: (i) all royalties payable to us by our franchisees that accrued prior to December 2, 2011 but had not been paid to us by January 6, 2012, and (ii) 1,000,000 shares of our common stock owned by, and held in the name of, Raymond H. Oliver.

To date, our capital needs have been met primarily through the receipt of proceeds received from the issuance of promissory notes and the sale of our equity securities, as well as internally generated cash flows from our operations.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the sale of our notes and securities and our internally generated cash flows to pay virtually all of the costs and expenses that we have incurred.  These costs and expenses have been comprised of our operating expenses, which have consisted of the marketing and advertising expenses, professional fees, employee compensation expense, and general and administrative expenses discussed above.

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

Off-Balance Sheet Arrangements

As of December 25, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 6.  Financial Statements and Supplementary Data.

Our audited financial statements at and for each of the years ended December 25, 2011 and December 26, 2010, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

Item 7.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 7A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet management’s objectives.

As of December 25, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 25, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Internal control over financial reporting includes policies and procedures that:

1.            pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.            provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3.            provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design safeguards to reduce, though not eliminate, this risk.

Our management used the framework set forth in the report entitled, “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 25, 2011 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that a material weakness existed in the following areas as of December 25, 2011:

1.             During the audit of our financial statements as of and for the years ended December 25, 2011 and December 26, 2010, our independent registered public accounting firm suggested adjusting journal entries that were made by us in connection with the preparation of our audited financial statements and that resulted in a restatement of our audited financial statements for the year ended December 26, 2010.  The SEC has stated that the delivery of adjusting journal entries by an independent registered public accounting firm to a company during the course of an audit creates a presumption that a material weakness in internal controls exists.

2.             Michael Rosenberger constitutes all of our executive officers and also constitutes all of the members of our board of directors.  As a result, there are no independent directors monitoring the actions of our senior management.  One of the responsibilities of a company’s board of directors is to act as an independent source for monitoring the actions of a company’s senior management.  The lack of independent directors on our board of directors constitutes a material weakness in our internal controls.

 We are actively seeking to remediate these material weaknesses in the following manner:

1.             We intend to hire a new Chief Financial Officer.  The addition of a new Chief Financial Officer will assist us in preparing financial statements that will not require adjusting journal entries to be made by us at the suggestion of our independent registered public accounting firm.

2.             We are currently seeking independent directors to join our board of directors.  The addition of such board members will provide us with independent directors who can monitor the actions of our top management.  Our efforts to do so have been hindered substantially by the fact that we do not have a directors and officers insurance policy in place.  Because such policies are very expensive, we believe it is in our best interest to forego the purchase of such a policy and instead focus the use of our limited financial resources on our development and growth.  Notwithstanding the foregoing, we will continue seeking independent directors to join our board of directors.

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at December 25, 2011 and December 26, 2010 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 25, 2011 and December 26, 2010 in conformity with GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 7B.  Other Information.

(1)           The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers” of Form 8-K in connection with the employment agreement that we entered into with Michael Rosenberger on January 1, 2012.

On January 1, 2012, we entered into a new employment agreement with Michael Rosenberger pursuant to which Mr. Rosenberger will continue to serve as our Chief Executive Officer, Chief Financial Officer and Secretary.  The agreement is for a term of two years.  We agreed to pay Mr. Rosenberger an annual base salary of $150,000 during the term of the agreement.  In the event Mr. Rosenberger terminates his employment with the Company, or the Company terminates Mr. Rosenberger’s employment without Cause (as such term is defined in the agreement), the Company is required to continue paying Mr. Rosenberger his salary for the remainder of the term.

 The foregoing description of the employment agreement does not purport to be complete and is qualified in its entirety by the terms of the employment agreement filed as Exhibit 10.10 to this report and incorporated by reference herein.

(2)           The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01 — Entry into a Material Definitive Agreement” and “Item 2.03 — Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K in connection with the issuance of a promissory note in the amount of $50,000 on January 6, 2012.

On January 6, 2012, we issued a promissory note to The Carl Collins Trust for an original principal amount of $50,000 in return for aggregate gross cash proceeds of $50,000.  The note bears interest in an amount equal to $5,000 and provides for the payment of all principal and interest on March 6, 2012.  The note is secured by: (i) all royalties payable to us by our franchisees that accrued prior to December 2, 2011 but had not been paid to us by January 6, 2012, and (ii) 1,000,000 shares of our common stock issued to Raymond H. Oliver.  The note contains standard and customary provisions regarding events of default by us, the occurrence of any of which could obligate us to immediately pay the full amount of principal and accrued interest.

The foregoing description of the promissory note does not purport to be complete and is qualified in its entirety by the terms of the promissory note filed as Exhibit 10.11 to this report and incorporated by reference herein.

PART III

Item 8.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Michael Rosenberger	58	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board

Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications or skills in the following areas are most important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) restaurant and franchising industry experience; (iv) corporate restructuring and performance enhancement; (v) corporate finance; and (vi) experience as a board member of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for these board members below.  The principal occupation and business experience, for at least the past five years, of our current directors are as follows:

Michael Rosenberger has been our President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of our board of directors since our formation in April 2000.  He has been President and sole member of the Board of Directors of Moose River Management, Inc. (“Moose River”), the licensor of our trademarks, since its formation in January 2007.  From 1997 to date, Mr. Rosenberger has been the President and sole member of the Board of Directors of Hot Wings Concepts, Inc. (“Hot Wings Concepts”), a franchisee of two Dick’s Wings® restaurants located in Jacksonville, Florida.

As a result of these and other professional experiences, our board of directors possesses particular knowledge and experience in management, operations and finance that strengthen the board’s qualifications, skills and experience.

Executive Officers

Each of our executive officers serves as a member of our board of directors and is described above.

Board of Directors

Michael Rosenberger constitutes all of the members of our board of directors.  He will serve until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.  We do not currently have any committees of our board of directors.

Shareholder Communications

We have not implemented any formal procedures for shareholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at American Restaurant Concepts, Inc., 12763 Clear Springs Drive, Jacksonville, FL 32225.  In general, all shareholder communication delivered to the corporate secretary for forwarding to the Board of Directors or specified members of the Board of Directors will be forwarded in accordance with the shareholder’s instructions.  However, the corporate secretary reserves the right to not forward to members of the Board of Directors any abusive, threatening or otherwise inappropriate materials.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions.  Accordingly, our full Board of Directors acts as our audit committee.  In addition, we do not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, serving on our board of directors.  We currently have a small number of employees and have generated only a small amount of revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. A copy of our Code of Business Conduct and Ethics is available on our corporate website at www.dickswingsandgrill.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 25, 2011 with the following exceptions: (i) Michael Rosenberger failed to file a Form 3 on a timely basis to disclose his status as a reporting person, and failed to file a Form 4 on a timely basis to disclose dispositions of shares of our common stock, (ii) James Shaw failed to file a Form 3 to disclose his status as a reporting person, and failed to file a Form 4 to disclose the return of shares of our common stock to us for cancellation, and (iii) David Eberle failed to file a Form 3 to disclose his status as a reporting person and a Form 4 to disclose the receipt of shares of our common stock.

Item 9.  Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal years ended December 25, 2011 and December 26, 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Total ($)
Michael Rosenberger President, Chief Executive Officer, Chief Financial Officer and Secretary	2011 2010	100,000 111,530	-0- -0-	-0- -0-	100,000 111,530
David Eberle (2) Former Executive Officer	2011 2010	75,833 75,833	-0- -0-	40,000 50,000	115,833 125,833
James Shaw (3) Former Vice President	2011 2010	-0- -0-	-0- 12,000	-0- -0-	-0- 12,000

 (1) Represents the grant date fair value of the award, calculated in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718.  A summary of the assumptions made in the valuation of these awards is provided herein under “Item 5.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in our notes to consolidated financial statements beginning on page F-7 of this report.

(2) Mr. Eberle resigned from all positions with us effective July 31, 2011.

(3) Mr. Shaw resigned from all positions with us effective August 15, 2011.

Narrative Disclosure of Executive Compensation

We are currently a party to an employment agreement with Michael Rosenberger.  In connection therewith, Mr. Rosenberger is entitled to receive an annual base salary of $150,000.  We were formerly a party to an employment arrangement with David Eberle.  In connection therewith, Mr. Eberle was entitled to receive an annual base salary of $130,000.  A summary of the material terms of Mr. Rosenberger’s employment agreement and Mr. Eberle’s employment arrangement is provided below.

Employment Agreements and Arrangements

Effective January 1, 2010, we entered into an Amended and Restated Employment, Non-Disclosure and Non-Competition Agreement with Michael Rosenberger to continue serving as our Chief Executive Officer and to devote a minimum of 1,500 hours per year to our business.  The agreement was for a term of two years.  We agreed to pay Mr. Rosenberger an annual base salary of $100,000 during the term of the agreement.  In the event we terminated Mr. Rosenberger’s employment without Cause (as such term is defined in the agreement), we were required to continue paying Mr. Rosenberger his salary for the remainder of the term.  This agreement expired by its terms on December 31, 2011.

On January 1, 2012, we entered into a new employment agreement with Michael Rosenberger pursuant to which Mr. Rosenberger will continue to serve as our Chief Executive Officer, Chief Financial Officer and Secretary.  The agreement is for a term of two years.  We agreed to pay Mr. Rosenberger an annual base salary of $150,000 during the term of the agreement.  In the event Mr. Rosenberger terminates his employment with the Company, or the Company terminates Mr. Rosenberger’s employment without Cause (as such term is defined in the agreement), the Company is required to continue paying Mr. Rosenberger his salary for the remainder of the term.

Effective June 1, 2010, we hired David Eberle.  We agreed to pay Mr. Eberle an annual base salary of $130,000 as well as quarterly bonuses based on agreed upon franchise opening objectives.  We also agreed to issue 200,000 shares of our common stock to Mr. Eberle every six months during the first five years of employment.  Mr. Eberle was also eligible to receive up to $15,000 of moving expenses subject to the obligation that he return any such reimbursement in the event he chose to terminate his employment with us prior to April 1, 2012.  David Eberle resigned from all positions with us effective July 31, 2011.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors.  We did not have any non-employee directors on our board of directors during 2011 and, thus, did not pay any director compensation to any non-employee directors during 2011.  We intend to add non-employee directors to our board of directors in the future.  In the event we do so, we intend to provide them with remuneration that may consist of one or more of the following: an annual retainer, a fee paid for each board meeting attended, an annual grant of equity compensation and reimbursement for reasonable travel expenses incurred to attend meetings of our board of directors.  We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The named executive officers did not have any stock options or warrants, restricted stock awards or equity incentive plan awards outstanding as of the end of our fiscal year ended December 25, 2011.

Item 10.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of July 20, 2012, certain information with respect to the beneficial ownership of each of our executive officers and directors and by each person or group who is known to our management to be the beneficial owner of more than 5% of our common stock.  This table is based upon information supplied by our officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC.  Where information regarding shareholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of July 20, 2012 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 12763 Clear Springs Drive, Jacksonville, FL 32225.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)
Michael Rosenberger	20,103,000	58.6%
David Eberle	400,000	1.2%
James Shaw	2,390,000	7.0%
All officers and directors as a group (3 persons)	22,893,000	66.7%

 (1) This table has been prepared based on 34,316,540 shares of our common stock outstanding on July 20, 2012.

Equity Compensation Plan Information

The following table sets forth information regarding the number of options, warrants, rights and similar securities that were outstanding at December 25, 2011 under equity compensation plans that have not been approved by our shareholders.  None of our securities were outstanding at December 25, 2011 under plans that have been approved by our shareholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	N/A	-0-
Equity compensation plans not approved by security holders:
2011 Stock Incentive Plan	-0-	N/A	500,000
Total	-0-	N/A	500,000

Stock Compensation Plans

In August 2011, we adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan.  Under the plan, 7,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, us under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of July 20, 2012, 500,000 shares of our common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, we filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 7,500,000 shares of common stock available for issuance under the plan.

Change in Control Transactions

On January 27, 2012, Michael Rosenberger entered into a Stock Sell-Buy Agreement (as amended by those certain addendums dated March 7, 2012, May 1, 2012, May 4, 2012, and May 15, 2012, the “Buy-Sell Agreement”) with Seenu G. Kasturi pursuant to which Mr. Rosenberger agreed to sell 15,530,000 shares of our common stock in exchange for $500,000.  Pursuant to the terms of the Buy-Sell Agreement, the transaction will close on the day immediately following the day this Annual Report on Form 10-K is filed with the SEC.

On July 20, 2012, the 15,530,000 shares being sold in the transaction represented approximately 45.3% of the outstanding shares of our common stock.  Pursuant to the terms of the Buy-Sell Agreement, beginning on the date that is six months after the closing of the transaction, Mr. Kasturi will have the right to request that Mr. Rosenberger resign from all officer and director positions held with us.  No individuals are designated in the Buy-Sell Agreement to fill these vacancies, and no individuals have yet been designated by Mr. Kasturi to fill these vacancies, if and when they occur.

In the event the transaction closes, the sale of the 15,530,000 shares of common stock by Mr. Rosenberger to Mr. Kasturi could be deemed to result in a change in control of us.  In addition, in the event the transaction closes and a period of six months passes, a change of control will occur if Mr. Kasturi requests that Mr. Rosenberger resign from all officer and director positions with us and appoints other individuals to fill those vacancies.

Item 11.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We are a party to a franchise agreement with Hot Wings Concepts for the operation of two Dick’s Wings® restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is our Chief Executive Officer, Chairman of our board of directors and the beneficial owner of approximately 59% of our outstanding common stock.  The terms of the franchise agreement are identical to the franchise agreements that we have entered into with unrelated franchisees, except that we did not require Hot Wings Concepts to pay an initial franchise fee to us.  We generated revenue of $52,681 and $71,130 from the restaurants operated by Hot Wings Concepts during the years ended December 25, 2011 and December 26, 2010, respectively.

In June 2007, we entered into a license agreement with Moose River Management, Inc. (“Moose River”), which is wholly owned by Michael Rosenberger, pursuant to which we license the U.S. registered trademarks “Dick’s Wings,” “Dick’s Wings & Grill” and design, and “Dick’s Wings Express” and design, and the Florida registered trademark “Dick’s Wings” and design.  We paid Moose River $100 as consideration for the license.  The license agreement is for a term of 50 years and can be renewed for an additional term of 50 years.

In April 2008, we entered into a commercial lease for its corporate headquarters located at 14476 Duval Place, #103, Jacksonville, Florida pursuant to which we leased approximately 1,800 square feet of space.  The lease provided for a fixed monthly rent payment of $1,449 and $1,787 during the years ended December 26, 2010 and December 25, 2011, respectively.  The lease expired on March 31, 2011, at which time it converted automatically into a month-to-month lease.  On May 31, 2011, we terminated the lease.

In October 2008, we entered into a loan agreement with Bank of America for an original principal amount of $338,138 pursuant to which we consolidated five separate loans that Bank of America had made to us prior to that date.   The loan bore interest at a rate of 7% per annum and required equal monthly payments of principal and interest of $6,711 per month until November 3, 2013.  The loan was secured by substantially all of our assets and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts.  In February 2010, we entered into a Forbearance Agreement with Bank of America pursuant to which we agreed to pay $50,000 towards the outstanding balance of the loan and make monthly interest payments until November 15, 2010, at which time the entire loan would become due and payable.  In February 2011, we entered into a First Amendment to Forbearance Agreement with Bank of America pursuant to which we agreed to make monthly payments of interest only until December 3, 2011, at which time the entire loan will become due and payable, and agreed to pay a forbearance extension fee of $5,000.  In June 2011, Bank of America agreed to accept payments of $2,000 per month to be applied towards the outstanding principal until January 8, 2012, at which time the full balance of the loan must be paid off in full.  The loan is currently in default.

In June 2011, we entered into a new commercial lease for our corporate headquarters located at 12763 Clear Springs Drive, Jacksonville, Florida 32225, which is owned by Michael Rosenberger.  We leased approximately 1,300 square feet of space under the lease.  The lease provided for a fixed monthly rent payment of $1,100 and operated on a month-to-month basis.  On September 25, 2011, we terminated the lease.

We are a party to an employment agreement with Michael Rosenberger and were formerly a party to an employment arrangement with David Eberle.  A description of the employment agreement and employment arrangement is set forth herein under “Item 9.  Executive Compensation” of this report.

Director Independence

Michael Rosenberger, our Chief Executive Officer, Chief Financial Officer and Secretary, constitutes all of the members of our board of directors.  He will serve until the next annual meeting of shareholders or until his successor is duly elected and qualified.  Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  Mr. Rosenberger does not qualify as an “independent director” under these rules.  Our board of directors has not created separately-designated standing committees and Mr. Rosenberger is not “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 12.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by M&K CPAS, PLLC (“M&K CPAS”) for the audit of our financial statements for our fiscal years ended December 25, 2011 and December 26, 2010, and W. T. Uniack & Co., CPAs P.C. (“Uniack & Co.”), our predecessor independent accounting firm, for the audit of our financial statements for our fiscal year ended December 26, 2010, and fees billed for other services rendered by M&K CPAS and Uniack & Co. during such years.

	2011	2010

Audit Fees:	$12,500	$21,000
Audit-Related Fees:	---	---
Tax Fees:	---	---
All Other Fees:	---	---

Total:	$12,500	$21,000

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of our interim financial statements included in our quarterly reports and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees consists of fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.  These services include assistance regarding federal and state tax compliance and filings.

All Other Fees consist of fees billed for products and services provided by our principal accountant, other than those services described above.

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2011 and 2010, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

Item 13.  Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
3.1
Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1, File No. 333-161792, initially filed with the SEC on September 8, 2009, as amended (the “Registration Statement”))

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement)

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.1	Form of Franchise Agreement between the Company and its franchisees (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.2	Trademark License Agreement, dated July 16, 2007, between the Company and Moose River Management, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3
Amended and Restated Employment, Non-Disclosure and Non-Competition Agreement, dated January 1, 2010, between the Company and Michael Rosenberger (incorporated by reference to Exhibit 10.3 to the Registration Statement)

10.4	Loan Agreement, dated October 28, 2008, between the Company and Bank of America (incorporated by reference to Exhibit 10.4 to the Registration Statement)

10.5	Forbearance Agreement, dated February 22, 2010, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registration Statement)

10.6	First Amendment to Forbearance Agreement, dated February 3, 2011, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registration Statement)

10.7
Securities Agreement and Mutual Release, dated July 26, 2011, between the Company and James Robert Shaw (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 1, 2011)

10.8
Securities Purchase Agreement, dated May 6, 2011, between the Company and Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 10, 2011)

10.9
Convertible Promissory Note, dated May 6, 2011, between the Company and Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 10, 2011)

10.10	Employment Agreement, dated January 1, 2012, between the Company and Michael Rosenberger

10.11	Promissory Note, dated January 6, 2012, between the Company, Raymond H. Oliver and The Carl Collins Trust

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESTAURANT CONCEPTS, INC.

Date: July 27, 2012	By:	/s/ Michael Rosenberger
Michael Rosenberger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Rosenberger	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board (Principal Executive Officer and Principal Financial and Accounting Officer)	July 27, 2012
Michael Rosenberger

American Restaurant Concepts, Inc.
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Restaurant Concepts, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of American Restaurant Concepts, Inc. (the “Company”) as of December 25, 2011 and December 26, 2010, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Restaurant Concepts, Inc. as of December 25, 2011 and December 26, 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit, recurring losses, and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 2 to the financial statements for further information regarding this uncertainty.

As discussed in Note 11 to the financial statements, the Company has restated its financial statements as of and for the year ended December 26, 2010 for matters related to accounts receivable, accounts payable and accrued expenses, settlement agreement payable, notes payable, Class A common stock, additional paid-in capital, and net income.

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
July 27, 2012

American Restaurant Concepts, Inc.
Balance Sheets

	December 25, 2011	December 26, 2010
		(Restated)
Assets

Cash and equivalents	$-	$1,606
Accounts receivable, net	2,156	5,958

Total current assets	2,156	7,564

Property and equipment, net of accumulated depreciation of $4,674 at December 25, 2011 and December 26, 2010, respectively	-	-

Total assets	$2,156	$7,564

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$273,034	$129,243
Accrued interest	49,475	24,539
Settlement agreement payable	407,116	210,000
Notes payable	-	11,000
Notes payable – in default	290,664	285,664
Convertible notes payable – net of unamortized discount of $2,023 and $-0- at December 25, 2011 and December 26, 2010, respectively	12,977	-
Derivative liabilities	9,443	-

Total current liabilities	1,042,709	660,446

Total liabilities	1,042,709	660,446

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 33,494,758 and 35,153,667 shares issued and outstanding at December 25, 2011 and December 26, 2010, respectively	334,948	351,537
Additional paid-in capital	1,165,685	(52,203)
Stock subscriptions payable	120,000	57,000
Accumulated deficit	(2,661,186)	(1,009,216)

Total stockholders’ deficit	(1,040,553)	(652,882)

Total liabilities and stockholders’ deficit	$2,156	$7,564

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Operations

	For the Year Ended
	December 25, 2011	December 26, 2010
		(Restated)
Revenue:
Net revenue	$380,946	$298,542
Net revenue – related party	52,681	71,130

Total net revenue	433,627	369,672

Operating expenses:
Professional fees	1,326,158	182,211
Employee compensation expense	226,885	243,787
General and administrative expenses	290,054	140,635

Total operating expenses	1,843,097	566,633

Loss from operations	(1,409,470)	(196,961)

Other expense:
Interest expense	(44,055)	(23,873)
Derivative loss	(3,698)	-
Other loss	(194,747)	-

Total other expense	(242,500)	(23,873)

Net loss	$(1,651,970)	$(220,834)

Net loss per share – basic and fully diluted	$(0.05)	$(0.01)

Weighted average number of shares outstanding – basic and fully diluted	32,923,728	34,940,448

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statement of Stockholders’ Deficit

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 27, 2009	34,866,667	$348,667	$(105,083)	$-	$(788,382)	$(544,798)

Common stock issued for cash	287,000	2,870	52,880	7,000	-	62,750
Common stock issued for services	-	-	-	50,000	-	50,000
Net loss	-	-	-	-	(220,834)	(220,834)

Balance at December 26, 2010 (Restated)	35,153,667	351,537	(52,203)	57,000	(1,009,216)	(652,882)

Common stock issued for cash	108,000	1,080	10,920	23,000	-	35,000
Common stock issued for services	8,844,000	88,440	1,060,660	40,000	-	1,189,100
Common stock issued upon conversion of promissory notes	909,091	9,091	15,909	-	-	25,000
Common stock returned to company	(11,520,000)	(115,200)	115,200	-	-	-
Settlement of derivative liability	-	-	15,199	-	-	15,199
Net loss	-	-	-	-	(1,651,970)	(1,651,970)

Balance at December 25, 2011	33,494,758	$334,948	$1,165,685	$120,000	$(2,661,186)	$(1,040,553)

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Cash Flows

	For the Years Ended
	December 25, 2011	December 26, 2010
		(Restated)
Cash flows from operating activities

Net loss	$(1,651,970)	$(220,834)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for compensation and amortization of stock compensation expense	1,189,100	50,000
Loss on legal judgment	197,116	-
Amortization of debt discount	18,921	-
Change in fair value of derivative liability	3,698	-
Changes in operating assets and liabilities:
Accounts receivable	3,802	(4,342)
Settlement agreement payable	-	(40,000)
Accounts payable and accrued liabilities	168,727	98,250

Net cash used by operating activities	(70,606)	(116,926)

Cash flows from investing activities

Net cash used by investing activities	-	-

Cash flows from financing activities

Proceeds from sale of common stock	35,000	62,750
Proceeds from issuance of convertible notes payable	40,000	-
Principal payments on notes payable	(6,000)	(50,000)

Net cash provided by financing activities	69,000	12,750

Net decrease in cash and equivalents	(1,606)	(104,176)
Cash and equivalents, beginning of period	1,606	105,782

Cash and equivalents, end of period	$-	$1,606

Supplemental disclosure of cash flow information

Cash paid for interest	-	-
Cash paid for income taxes	-	-

Schedule of non-cash financing activities

Settlement of derivative liability	15,199	-
Stock issued upon conversion of notes payable	25,000	-
Stock returned to company	115,200	-
Discount on convertible note payable	20,944	-

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

Note 1. Description of Business

American Restaurant Concepts, Inc., a Florida corporation (the “Company”), was incorporated in April 2000. The Company’s business is focused entirely on the development of the Dick’s Wings® franchise. The franchise is currently comprised of Dick’s Wings & Grill®, which are full service restaurants, and Dick’s Wings Express®, which are limited service restaurants that focus on take-out orders. The Company establishes restaurants by entering into franchise agreements with qualified parties and generates revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings® product line in exchange for franchise fees and royalty payments.

At December 25, 2011, the Company had 18 franchised restaurants of which 16 were Dick’s Wings & Grill® full service restaurants and two were Dick’s Wings Express® limited service restaurants. Of the 18 franchised restaurants, 15 were located in Florida, two were located in Canada and one was located in Georgia. All of the Company’s restaurants are owned and operated by franchisees.

Note 2. Significant Accounting Policies

This summary of significant accounting policies is provided to assist the reader in understanding the Company’s financial statements. The financial statements and notes thereto are representations of the Company’s management. The Company’s management is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the financial statements.

Going Concern

The Company’s financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

Fiscal Year

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 25, 2011 and December 26, 2010 comprised 52 weeks. The Company’s next 53-week year will occur in 2012.

Revenue Recognition

The Company’s revenue consists primarily of royalty payments, franchise fees and area development fees that it receives from its franchisees. The Company generates revenue by entering into franchise agreements with parties to build and operate restaurants using the Dick’s Wings® brand within a defined geographical area. The agreements have 10-year terms and can be renewed for one additional 10-year term. The Company provides the use of its Dick’s Wings® trademarks, system, training, preopening assistance and restaurant operating assistance in exchange for franchise fees, development fees and royalties of 5% of a restaurant’s sales.

Franchisees are required to operate their restaurants in compliance with their franchise agreements which includes adherence to operating and quality control procedures established by the Company. The Company does not provide loans, leases, or guarantees to franchisees or the franchisees’ employees and vendors. If a franchisee becomes financially distressed, the Company does not provide financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and the Company elects to terminate the franchise agreement, the Company has the right, but not the obligation, to acquire the assets of the franchisee at fair value as determined by an independent appraiser. Franchisees generally remit royalty payments weekly for the prior week’s sales. Franchise and area development fees are paid upon the signing of the related agreements.

The Company recognizes its royalties and fees as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectability is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Royalties are accrued as earned and are calculated each period based on restaurant sales. Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by the Company have been performed. Area development fees are dependent upon the number of restaurants in the territory, as are the Company’s obligations under the area development agreement. Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods.

The Company generated revenue of $433,627 and $369,672 during the years ended December 25, 2011 and December 26, 2010, respectively.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents in accordance with ASC Topic 305, Cash and Cash Equivalents. The Company did not have any cash equivalents as of December 25, 2011 and December 26, 2010, respectively.

Accounts Receivable

Accounts receivable consists primarily of contractually-determined receivables primarily for franchise fees and royalties from the Company’s franchisees. Accounts receivable, net of the allowance for doubtful accounts, represents the estimated net realizable value of the Company’s accounts receivable. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables and current economic conditions, and are written off when they are deemed uncollectible, all in accordance with ASC Topic 310, Receivables. The Company had accounts receivable, net of the allowance for doubtful accounts, of $2,156 and $5,958 for the years ended December 25, 2011 and December 26, 2010, respectively.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization, in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Depreciation and amortization are calculated using the straight-line basis over the estimated useful lives of the related assets. The cost of major improvements to the Company’s property and equipment are capitalized. The cost of maintenance and repairs that do not improve or extend the life of the applicable assets are expensed as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in the period realized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company had property and equipment of $4,674 and accumulated depreciation of $4,674 at December 25, 2011 and December 26, 2010.

Long-Lived Assets

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets. The Company did not have any long-lived assets at December 25, 2011 or December 26, 2010.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

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

Debt Discounts and Deferred Financing Costs

The Company accounts for debt discounts and deferred financing costs in accordance with ASC Topic 470, Debt (“ASC 470”). Debt discounts and deferred financing costs are amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts and deferred financing costs amounted to $18,921 for the year ended December 25, 2011. The Company did not incur any amortization of debt discounts and deferred financing costs for the year ended December 26, 2010.

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

The Company has issued a convertible promissory note and has evaluated the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the note represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the note is reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments in the note was measured at the inception date of the note and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

The Company uses the binomial lattice valuation model to value the conversion features in the Company’s convertible promissory note. The binomial lattice valuation model values the embedded derivatives based on a probability-weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its right to convert the note, (iv) the holder exercises its right to convert the note, and (v) the Company defaults on the note. The Company used the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, the price of its common stock and specific terms of the note, such as the interest rate and conversion price, that will be in effect when they occur. Based on the analysis of these factors, the Company used the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the note are determined based on management’s projections. These probabilities were used to create a cash flow projection over the term of the note and determine the probability that the projected cash flow will be achieved. A discounted weighted-average cash flow for each scenario was then calculated and compared to the discounted cash flow of the note without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

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

The Company recognized stock compensation expense of $1,189,100 and $50,000 during the years ended December 25, 2011 and December 26, 2010, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized in the future.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

Net deferred tax assets consisted of the following components at December 25, 2011 and December 26, 2010, respectively:

	December 25, 2011		December 26, 2010
Deferred tax assets:
Net operating loss carryforwards		$352,194		$256,745

Deferred tax liabilities		---		---

Valuation allowance		(352,194)		(256,745)

Net deferred tax asset	$	---	$	---

The Company had net operating loss carry-forwards of approximately $924,395 and $673,871 at December 25, 2011 and December 26, 2010, respectively, that may be offset against future taxable income from the years 2019 through 2029. No tax benefit has been reported in the December 25, 2011 and December 26, 2010 financial statements because the potential tax benefit is offset by a valuation allowance of the same amount. The Company had no uncertain tax positions at December 25, 2011 and December 26, 2010.

Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. Subsequent ownership changes could further affect the limitation in future years. These annual limitation provisions may result in the expiration of certain net operating losses and credits before utilization.

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends ASC Topic 220, Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. The guidance will become effective for the Company’s fiscal year ending December 30, 2012. The Company believes that the guidance will not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”). ASU 2011-08 amends ASC Topic 350, Intangibles – Goodwill and Other, to simplify how an entity tests goodwill for impairment. The guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. The guidance became effective for the Company’s fiscal year ending December 25, 2011. The Company believes that the guidance will not have a material impact on the Company’s financial statements.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

Note 3. Net Loss Per Share

The Company calculates basic and diluted loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net loss per share is calculated by dividing the reported net loss for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise or conversion of all potentially dilutive securities outstanding at the end of the applicable period.

All of the shares of common stock underlying the warrants and convertible promissory note that were outstanding at December 25, 2011 and December 26, 2010 were excluded from the computation of diluted net loss per share for the years ended December 25, 2011 and December 26, 2010, respectively, because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the years ended December 25, 2011 and December 26, 2010.

Note 4. Derivative Liabilities

As described more fully in Note 2. Significant Accounting Policies – Derivative Financial Instruments, the Company has issued a convertible promissory note that has conversion features that represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815, and has valued the conversion features in its convertible promissory note under the binomial lattice valuation model.

The Company’s derivative liabilities were $9,443 at December 25, 2011, resulting in a loss of $3,698 for derivative liabilities during the year ended December 25, 2011. The Company did not have any derivative liabilities at December 26, 2010 and did not incur any gain or loss for derivative liabilities during the year ended December 26, 2010. The derivative loss recognized during the year ended December 25, 2011 was due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the convertible promissory note in May 2011.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 25, 2011 and December 26, 2010, respectively:

Total Derivative Liability
Balance, December 27, 2009	$-0-

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	-0-
Changes in fair market value of derivative liabilities	-0-

Balance, December 26, 2010	$-0-

Increase in derivative value due to issuances of convertible promissory notes	20,944
Promissory notes converted during period	(15,199)
Changes in fair market value of derivative liabilities	3,698

Balance, December 25, 2011	$9,443

Key assumptions used to value the convertible promissory note issued during the year ended December 25, 2011 were: (i) the conversion amounts determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, (ii) the projected volatility curve for each valuation period based on the historical volatility of comparable companies, (iii) an event of default would occur 10% of the time, increasing 1% per month to a maximum of 20%, (iv) the holder would redeem the note based on the availability of alternative financing, increasing 2% per month to a maximum of 10%, and (v) the holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.

Note 5. Fair Value Measurements

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 25, 2011 and December 26, 2010:

	Level 1	Level 2	Level 3
Derivative liabilities -- 2011	$-0-	$-0-	$9,443
Derivative liabilities -- 2010	$-0-	$-0-	$-0-

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 25, 2011 and December 26, 2010:

Derivative Liabilities
Balance, December 27, 2009	$-0-

Purchases, sales, issuances and settlements (net)	-0-

Balance, December 26, 2010	-0-

Purchases, sales, issuances and settlements (net)	9,443

Balance, December 25, 2011	$9,443

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

Note 6.  Commitments and Contingencies

Employment Agreements & Arrangements

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

Effective June 1, 2010, the Company hired David Eberle.  The Company agreed to pay Mr. Eberle an annual base salary of $130,000 as well as quarterly bonuses based on agreed upon franchise opening objectives.  The Company also agreed to issue 200,000 shares of its common stock to Mr. Eberle every six months during the first five years of employment.  Mr. Eberle was also eligible to receive up to $15,000 of moving expenses subject to the obligation that he return any such reimbursement in the event he chose to terminate his employment with the Company prior to April 1, 2012.  David Eberle resigned from all positions with the Company effective July 31, 2011.

Operating Leases

In April 2008, the Company entered into a commercial lease for its corporate headquarters located at 14476 Duval Place, #103, Jacksonville, Florida pursuant to which the Company leased approximately 1,800 square feet of space.  The lease provided for a fixed monthly rent payment of $1,787 and $1,449 during the years ended December 25, 2011 and December 26, 2010, respectively.  The lease expired on March 31, 2011, at which time it converted automatically into a month-to-month lease.  On May 31, 2011, the Company terminated the lease.

On June 1, 2011, the Company entered into a new commercial lease for its corporate headquarters located at 12763 Clear Springs Drive, Jacksonville, Florida 32225, which is owned by Michael Rosenberger, the Company’s Chief Executive Officer. The Company leased approximately 1,300 square feet of space under the lease.  The lease provided for a fixed monthly rent payment of $1,100 and operated on a month-to-month basis.  On September 25, 2011, the Company terminated the lease.

Note 7.  Promissory Notes

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $303,641 and $296,664 at December 25, 2011 and December 26, 2010, respectively.  Of this amount, $303,641 and $285,664 was in default at December 25, 2011 and December 26, 2010, respectively.  A total of 546,742 shares of common stock were issuable upon conversion of the Company’s outstanding convertible promissory note at December 25, 2011.  The Company did not have any convertible promissory notes outstanding at December 26, 2010.  Accrued interest under the Company’s outstanding promissory notes was $49,475 and $24,539 at December 25, 2011 and December 26, 2010, respectively.

A summary of the terms of the promissory notes that were outstanding at December 25, 2011 and December 26, 2010, respectively, is provided below.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

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

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000.  The notes bear interest at the rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes.  The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term.  These notes are currently in default.

In May 2011, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company issued a convertible promissory note to Asher Enterprises for an original principal amount of $40,000 in return for aggregate gross cash proceeds of $40,000.  The note bears interest at a rate of 8% per annum and provides for the payment of all principal and interest on February 9, 2012.  The note is convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, subject to adjustment.  In November 2011, Asher Enterprises converted $10,000 of the principal amount of the note into 227,273 shares of the Company’s common stock.  In December 2011, Asher Enterprises converted an additional $15,000 of the principal amount of the note into 681,818 shares of common stock.  No gain or loss was recognized in connection with either conversion because they were made in accordance with the terms of the note.  At December 25, 2011, the note had a remaining principal balance of $15,000.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $303,641 and $296,664 at December 25, 2011 and December 26, 2010, respectively, as follows:

	December 25, 2011	December 26, 2010

Notes payable	$-0-	$11,000

Notes payable – in default	290,664	285,664

Convertible notes payable	15,000	-0-
Less: unamortized discount	(2,023)	-0-
Total	12,977	-0-

Total notes payable, net	$303,641	$296,664

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

Note 8.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at December 25, 2011 and December 26, 2010, respectively, of which 33,494,758 and 35,153,667 shares of common stock were outstanding at December 25, 2011 and December 26, 2010, respectively.

During the months of July through November 2010, the Company completed a private offering of 355,000 shares of common stock for aggregate gross proceeds of $62,750. As of December 25, 2011 and December 26, 2010, a total of 287,000 shares had been issued. The remaining 68,000 shares were valued at $7,000 and recorded in stock subscriptions payable in 2010.

In December 2010, David Eberle earned 200,000 shares of common stock in accordance with the terms of his employment arrangement with the Company. As of December 25, 2011, none of the shares had been issued to Mr. Eberle. The shares were valued at the closing price of the Company’s common stock on the date the shares were earned for total consideration of $50,000, all of which was recognized as expense during the year ended December 26, 2010 and recorded in stock subscriptions payable.

During the months of February and March 2011, the Company completed a private offering of 338,000 shares of common stock, Class A warrants exercisable into 338,000 shares of common stock and Class B warrants exercisable into 338,000 shares of common stock for aggregate gross proceeds of $35,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant.  Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants have an exercise price of $0.50 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2011, and expire at the end of the exercise period. The Class B warrants have an exercise price of $1.25 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period. As of December 25, 2011, a total of 108,000 shares had been issued. The remaining 230,000 shares were valued at $23,000 and recorded in stock subscriptions payable in 2011.

In June 2011, David Eberle earned 200,000 shares of common stock in accordance with the terms of his employment arrangement with the Company. As of December 25, 2011, none of the shares had been issued to Mr. Eberle. The shares were valued at the closing price of the Company’s common stock on the date the shares were earned  for total consideration of $40,000, all of which was recognized as expense during the year ended December 25, 2011 and recorded in stock subscriptions payable.

In June 2011, the Company issued a total of 444,000 shares of common stock to four consultants.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $66,600, all of which was recognized as expense during the year ended December 25, 2011.

In July 2011, the Company entered into a Securities Agreement and Mutual Release (the “Securities Agreement”) with James Robert Shaw pursuant to which Mr. Shaw agreed to resign as the Company’s Vice President and a member of its board of directors and return 13,520,000 shares (the “Shaw Securities”) of the Company’s common stock to the Company, all of which were cancelled by the Company, and the Company agreed to issue 2,000,000 new shares of common stock to Mr. Shaw.  Under the Securities Agreement, the Company and Mr. Shaw agreed to release each other from any and all claims they may have with respect to the Shaw Securities.  The Company did not incur any expense in connection with this transaction.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

In July 2011, the Company issued a total of 3,500,000 shares of common stock to three consultants as payment for services to be performed in accordance with the terms of the consultants’ respective consulting agreements.  The shares were valued at the closing price of the Company’s common stock on the date the agreements were executed for total consideration of $525,000, all of which was recognized as expense during the year ended December 25, 2011.

In September 2011, the Company issued 1,500,000 shares of common stock to a consultant as a bonus for services performed under a consulting agreement.  The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $225,000, all of which was recognized as expense during the year ended December 25, 2011.

In September 2011, the Company issued 400,000 shares of common stock to an employee as a bonus for services performed.  The shares were valued at the closing price of the Company’s common stock on the date the bonus was approved by the Company’s board of directors for total consideration of $60,000, all of which was recognized as expense during the year ended December 25, 2011.

In September 2011, the Company entered into an agreement with a consultant pursuant to which the Company agreed to issue 1,000,000 shares of its common stock to the consultant as payment for services to be performed in accordance with the terms of the agreement.  The shares of common stock are to be issued to the consultant in accordance with the following schedule: (i) 500,000 shares on the effective date of the agreement, (ii) 250,000 shares on the date that is 90 days after the effective date of the agreement, and (iii) 250,000 shares on the date that is 180 days after the effective date of the agreement.  The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $150,000, of which $112,500 was recognized as expense during the year ended December 25, 2011.

In November 2011, Asher Enterprises converted $10,000 of the principal amount of the note into 227,273 shares of the Company’s common stock.  The Company did not recognize any gain or loss in connection with the partial conversion of the note.

In December 2011, the Company issued 2,000,000 shares of common stock to a consultant as payment for services to be performed under a consulting agreement.  The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $160,000, all of which was recognized as expense during the year ended December 25, 2011.

In December 2011, Asher Enterprises converted an additional $15,000 of the principal amount of the note into 681,818 shares of common stock.  The Company did not recognize any gain or loss in connection with the partial conversion of the note.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

Note 9.  Stock Options and Warrants

The Company did not issue any stock options exercisable into shares of the Company’s common stock during the years ended December 25, 2011 and December 26, 2010, no stock options were outstanding or exercised during the years ended December 25, 2011 and December 26, 2010, and no stock options were outstanding at December 25, 2011 and December 26, 2010.  Warrants exercisable into a total of 676,000 shares of the Company’s common stock were outstanding on December 25, 2011.  No warrants were issued, outstanding or exercised during the year ended December 26, 2010, and no warrants were outstanding at December 26, 2010.  The weighted average exercise price of the warrants outstanding on December 25, 2011 was $0.875 per share.  A description of the warrants outstanding on December 25, 2011 is set forth above under Note 8. Capital Stock.

Note 10.  Related-Party Transactions

The Company is a party to a franchise agreement with Hot Wings Concepts for the operation of two Dick’s Wings® restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is the Company’s Chief Executive Officer, sole member of its board of directors, and the beneficial owner of approximately 60% of the Company’s outstanding common stock.  The terms of the franchise agreement are identical to the franchise agreements that the Company has entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts to pay an initial franchise fee to the Company.  The Company generated revenue of $52,681 and $71,130 from the restaurants operated by Hot Wings Concepts during the years ended December 25, 2011 and December 26, 2010, respectively.

In June 2007, the Company entered into a license agreement with Moose River Management, Inc. (“Moose River”), which is wholly owned by Michael Rosenberger, pursuant to which the Company licenses the U.S. registered trademarks “Dick’s Wings,” “Dick’s Wings & Grill” and design, and “Dick’s Wings Express” and design, and the Florida registered trademark “Dick’s Wings” and design.  The Company paid Moose River $100 as consideration for the license.  The license agreement is for a term of 50 years and can be renewed for an additional term of 50 years.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

In June 2011, the Company entered into a new commercial lease for its corporate headquarters located at 12763 Clear Springs Drive, Jacksonville, Florida 32225, which is owned by Michael Rosenberger, the Company’s Chief Executive Officer.  The Company leased approximately 1,300 square feet of space under the lease.  The lease provided for a fixed monthly rent payment of $1,100 and operated on a month-to-month basis.  On September 25, 2011, the Company terminated the lease.

The Company entered into an employment agreement with Michael Rosenberger and an employment arrangement with David Eberle.  A description of the agreement and arrangement is set forth herein under “Note 6.  Commitments and Contingencies – Employment Agreements and Arrangements.”

Note 11.  Correction of Errors

The Company has restated its previously issued December 26, 2010 financial statements for matters related to the following accounts: accounts receivable, accounts payable and accrued expenses, settlement agreement payable, notes payable, Class A common stock, additional paid-in capital, net revenue, net revenue – related party, professional fees, employee compensation expense, general and administrative expenses, interest expense, other income, income, provision for income tax expense and net income.  In addition, accumulated deficit at December 26, 2010 was increased by $262,134. The accompanying financial statements for the year ended December 26, 2010 have been restated to reflect the corrections in accordance with ASC Topic 250, Accounting Change and Error Corrections.  The following is a summary of the restatements for the year ended December 26, 2010:

Decrease in net revenue	$1,892
Decrease in net revenue – related party	496
Increase in professional fees	2
Increase in employee compensation expense	55,558
Increase in general and administrative expenses	6,327
Decrease in interest expense	(12,141)
Decrease in other income	210,000

Subtotal	262,134

Income tax effect of restatement	(15,736)

Total decrease in 2010 net income	$246,398

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

The effect of the restatements on the Company’s previously issued financial statements for its fiscal year ended December 26, 2010 is as follows:

Balance Sheet as of December 26, 2010

	Previously Reported	Increase / (Decrease)	Restated
Assets:
Cash and equivalents	$1,606	$-	$1,606
Accounts receivable, net	7,780	(1,822)	5,958
Total current assets	9,386	(1,822)	7,564

Property and equipment, net	-	-	-
Total assets	$9,386	$(1,822)	$7,564

Liabilities and stockholders’ deficit:
Accounts payable and accrued expenses	$121,479	$7,764	$129,243
Accrued interest	24,539	-	24,539
Settlement agreement payable	-	210,000	210,000
Notes payable	11,000	-	11,000
Notes payable – in default	284,114	1,550	285,664
Total current liabilities	441,132	219,314	660,446

Total liabilities	441,132	219,314	660,446

Stockholders’ deficit:
Class A common stock	11,538	339,999	351,537
Additional paid-in capital	303,796	(355,999)	(52,203)
Stock subscriptions payable	-	57,000	57,000
Accumulated deficit	(747,080)	(262,136)	(1,009,216)
Total stockholders’ deficit	(431,746)	(221,136)	(652,882)

Total liabilities and stockholders’ deficit	$9,386	$(1,822)	$7,564

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

Statement of Operations for the Fiscal Year Ended December 26, 2010

	Previously Reported	Increase / (Decrease)	Restated
Revenue:
Net revenue	$300,434	$(1,892)	$298,542
Net revenue – related party	71,626	(496)	71,130
Total net revenue	372,060	(2,388)	369,672

Operating expenses:
Professional fees	182,209	2	182,211
Employee compensation expense	188,229	55,558	243,787
General and administrative expenses	134,308	6,327	140,635
Total operating expenses	504,746	61,887	566,633

Loss from operations	(132,686)	(64,275)	(196,961)

Other expense:
Interest expense	(36,014)	12,141	(23,873)
Other income	210,000	(210,000)	-
Total other expense	173,986	(197,859)	(23,873)

Income / (loss) before taxes	$41,300	$(262,134)	$(220,834)

Provision for income taxes	(15,736)	15,736	-

Net income / (loss)	$25,566	$(246,398)	$(220,834)

Note 12.  Judgment in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court, in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty. The parties had previously entered into a settlement agreement in 2010 resulting in the Company recording a settlement agreement payable of $210,000 as of December 26, 2010.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011, all of which was recorded in settlement agreement payable as of December 25, 2011.

Note 13.  Subsequent Events

On January 1, 2012, the Company entered into a new employment agreement with Michael Rosenberger pursuant to which Mr. Rosenberger will continue to serve as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary.  The agreement is for a term of two years.  The Company agreed to pay Mr. Rosenberger an annual base salary of $150,000 during the term of the agreement.  In the event Mr. Rosenberger terminates his employment with the Company, or the Company terminates Mr. Rosenberger’s employment without Cause (as such term is defined in the agreement), the Company is required to continue paying Mr. Rosenberger his salary for the remainder of the term.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 25, 2011 and December 26, 2010

On January 6, 2012, the Company issued a promissory note to The Carl Collins Trust for an original principal amount of $50,000 in return for aggregate gross cash proceeds of $50,000.  The note bears interest in an amount equal to $5,000 and provides for the payment of all principal and interest on March 6, 2012.  The note is secured by: (i) all royalties payable to the Company by its franchisees that accrued prior to December 2, 2011, but had not been paid to the Company by January 6, 2012, and (ii) 1,000,000 shares of the Company’s common stock that had been issued to Raymond H. Oliver.  The note is currently in default.

On January 9, 2012, Asher Enterprises converted the remaining $15,000 of the principal amount of the convertible promissory note along with $1,600 of interest into shares of the Company’s common stock.  The Company issued a total of 821,782 shares of common stock in full payment of the remaining principal and interest on the note.

On March 16, 2012, the Company dismissed W. T. Uniack & Co., CPAs P.C. as its independent registered public accounting firm and engaged M&K CPAS, PLLC to serve as its new independent registered public accounting firm.

There have been no additional significant subsequent events through the date these financial statements were issued.

EXHIBIT INDEX

Exhibit	Exhibit Description

10.10	Employment Agreement, dated January 1, 2012, between the Company and Michael Rosenberger

10.11	Promissory Note, dated January 6, 2012, between the Company, Raymond H. Oliver and The Carl Collins Trust

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended