Form 10-Q
period 2012-03-25
AMERICAN RESTAURANT CONCEPTS INC
filed 2012-08-29
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 25, 2012

or

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

Yes ☐ No ☒

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 34,316,540 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on August 27, 2012.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Restaurant Concepts, Inc.
Balance Sheets
	March 25,	December 25,
	2012	2011
	(Unaudited)

Assets

Cash and equivalents	$1,296	$-
Accounts receivable, net	10,297	2,156

Total current assets	11,593	2,156

Property and equipment, net of accumulated depreciation of
$4,674 at March 25, 2012 and December 25, 2011, respectively	-	-

Total assets	$11,593	$2,156

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$273,034	$273,034
Accrued interest	62,079	49,475
Settlement agreement payable	407,116	407,116
Notes payable – in default	340,664	290,664
Convertible notes payable – net of unamortized discount of $-0- and
$2,023 at March 25, 2012 and December 25, 2011, respectively	-	12,977
Derivative liabilities	-	9,443

Total current liabilities	1,082,893	1,042,709

Total liabilities	1,082,893	1,042,709

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized,
34,316,540 and 33,494,758 shares issued and outstanding at
March 25, 2012 and December 25, 2011, respectively	343,166	334,948
Additional paid-in capital	1,221,378	1,165,685
Stock subscriptions payable	120,000	120,000
Accumulated deficit	(2,755,844)	(2,661,186)

Total stockholders' deficit	(1,071,300)	(1,040,553)

Total liabilities and stockholders’ deficit	$11,593	$2,156

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended
	March 25, 2012	March 27, 2011

Revenue:
Net revenue	$83,836	$91,458
Net revenue – related party	14,247	14,167

Total net revenue	98,083	105,625

Operating expenses:
Professional fees	97,946	18,122
Employee compensation expense	56,080	70,050
General and administrative expenses	22,120	23,392

Total operating expenses	176,146	111,564

Loss from operations	(78,063)	(5,939)

Other expense:
Interest expense	(16,227)	(4,999)
Derivative loss	(368)	-

Total other expense	(16,595)	(4,999)

Net loss	$(94,658)	$(10,938)

Net loss per share – basic and fully diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding – basic and fully diluted	34,181,081	35,187,469

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statement of Stockholders’ Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 25, 2011	33,494,758	$334,948	$1,165,685	$120,000	$(2,661,186)	$(1,040,553)

Amortization of stock compensation expense	-	-	37,500	-	-	37,500
Common stock issued upon conversion
of promissory notes	821,782	8,218	8,382	-	-	16,600
Settlement of derivative liability	-	-	9,811	-	-	9,811
Net loss	-	-	-	-	(94,658)	(94,658)

Balance at March 25, 2012	34,316,540	$343,166	$1,221,378	$120,000	$(2,755,844)	$(1,071,300)

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 25, 2012	March 27, 2011

Cash flows from operating activities

Net loss	$(94,658)	$(10,938)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for compensation and amortization of stock compensation expense	37,500	-
Amortization of debt discount	3,623	-
Change in fair value of derivative liability	368	-
Changes in operating assets and liabilities:
Accounts receivable	(8,141)	(8,285)
Accounts payable and accrued liabilities	12,604	4,999

Net cash used by operating activities	(48,704)	(14,224)

Cash flows from investing activities

Net cash used by investing activities	-	-

Cash flows from financing activities

Proceeds from sale of common stock	-	27,000
Proceeds from issuance of notes payable	50,000	-

Net cash provided by financing activities	50,000	27,000

Net decrease in cash and equivalents	1,296	12,776
Cash and equivalents, beginning of period	-	1,606

Cash and equivalents, end of period	$1,296	$14,382

Supplemental disclosure of cash flow information

Cash paid for interest	-	-
Cash paid for income taxes	-	-

Schedule of non-cash financing activities

Settlement of derivative liability	9,811	-
Stock issued upon conversion of notes payable	15,000	-

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements
March 25, 2012
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

At March 25, 2012, the Company had 18 franchised restaurants of which 16 were Dick’s Wings & Grill® full service restaurants and two were Dick’s Wings Express® limited service restaurants.  Of the 18 franchised restaurants, 15 were located in Florida, two were located in Canada and one was located in Georgia.  All of the Company’s restaurants are owned and operated by franchisees.

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

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 25, 2011 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three-month period ended March 25, 2012 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Certain amounts in the financial statements for 2011 have been reclassified to conform to the 2012 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

American Restaurant Concepts, Inc.
Notes to Financial Statements
March 25, 2012

As of March 25, 2012, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011, had not changed materially.

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

All of the shares of common stock underlying the warrants that were outstanding at March 25, 2012 and March 27, 2011 were excluded from the computation of diluted net loss per share for the three-month periods ended March 25, 2012 and March 27, 2011, respectively, because they were anti-dilutive.  As a result, basic net loss per share was equal to diluted net loss per share for the three-month periods ended March 25, 2012 and March 27, 2011, respectively.

Note 4.  Derivative Liabilities

The Company issued a convertible promissory note in May 2011 that has conversion features that represent freestanding derivative instruments that meet the requirements for liability classification under ASC Topic 815, Derivatives and Hedging (“ASC 815”), and has valued the conversion features in its convertible promissory note under the binomial lattice valuation model.

The Company recognized a loss of $368 for derivative liabilities during the three-month period ended March 25, 2012.  The Company did not recognize any gain or loss for derivative liabilities during the three-month period ended March 27, 2011.  The derivative loss recognized during the three-month period ended March 25, 2012 was due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the convertible promissory note.

American Restaurant Concepts, Inc.
Notes to Financial Statements
March 25, 2012

The following is a summary of changes in the fair market value of the derivative liability during the three-month period ended March 25, 2012 and the year ended December 25, 2011, respectively:

Total Derivative Liability
Balance, December 26, 2010	$-0-

Increase in derivative value due to issuances of convertible promissory notes	20,944
Promissory notes converted during period	(15,199)
Changes in fair market value of derivative liabilities	3,698

Balance, December 25, 2011	$9,443

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	(9,811)
Changes in fair market value of derivative liabilities	368

Balance, March 25, 2012	$-0-

Key assumptions used to value the convertible promissory note issued during the three-month period ended March 25, 2012 and the year ended December 25, 2011, respectively, were: (i) the conversion amounts determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, (ii) the projected volatility curve for each valuation period based on the historical volatility of comparable companies, (iii) an event of default would occur 10% of the time, increasing 1% per month to a maximum of 20%, (iv) the holder would redeem the note based on the availability of alternative financing, increasing 2% per month to a maximum of 10%, and (v) the holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
March 25, 2012

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 25, 2012 and December 25, 2011:

	Level 1	Level 2	Level 3
Derivative liabilities -- 2012	$-0-	$-0-	$-0-
Derivative liabilities -- 2011	$-0-	$-0-	$9,443

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of March 25, 2012 and December 25, 2011:

Derivative Liabilities
Balance, December 26, 2010	$-0-
Purchases, sales, issuances and settlements (net)	9,443
Balance, December 25, 2011	9,443
Purchases, sales, issuances and settlements (net)	(9,443)
Balance, March 25, 2012	$-0-

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
March 25, 2012

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

Operating Leases

In April 2008, the Company entered into a commercial lease for its corporate headquarters located at 14476 Duval Place, #103, Jacksonville, Florida pursuant to which the Company leased approximately 1,800 square feet of space.  The lease provided for a fixed monthly rent payment of $1,787 during the year ended December 25, 2011.  The lease expired on March 31, 2011, at which time it converted automatically into a month-to-month lease.  On May 31, 2011, the Company terminated the lease.

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

Note 7.  Promissory Notes

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $340,664 and $303,641 at March 25, 2012 and December 25, 2011, respectively, of which $340,664 and $290,664 was in default on those dates.  A total of 546,742 shares of common stock were issuable upon conversion of the Company’s outstanding convertible promissory note at December 25, 2011.  The Company did not have any convertible promissory notes outstanding on March 25, 2012.  Accrued interest under the Company’s outstanding promissory notes was $62,079 and $49,475 at March 25, 2012 and December 25, 2011, respectively.

A summary of the terms of the promissory notes that were outstanding at March 25, 2012 and December 25, 2011, respectively, is provided below.

American Restaurant Concepts, Inc.
Notes to Financial Statements
March 25, 2012

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

In May 2011, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company issued a convertible promissory note to Asher Enterprises for an original principal amount of $40,000 in return for aggregate gross cash proceeds of $40,000.  The note bears interest at a rate of 8% per annum and provides for the payment of all principal and interest on February 9, 2012.  The note is convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, subject to adjustment.  In November 2011, Asher Enterprises converted $10,000 of the principal amount of the note into 227,273 shares of the Company’s common stock.  In December 2011, Asher Enterprises converted an additional $15,000 of the principal amount of the note into 681,818 shares of common stock.  In January 2012, Asher Enterprises converted the remaining $15,000 of the principal amount of the note along with $1,600 of accrued interest into a total of 821,782 shares of common stock in full payment of the remaining principal and interest on the note.  No gain or loss was recognized in connection with any of the conversions because they were made in accordance with the terms of the note.

In January 2012, the Company issued a promissory note to The Carl Collins Trust for an original principal amount of $50,000 in return for aggregate gross cash proceeds of $50,000.  The note bears interest in an amount equal to $5,000 and provides for the payment of all principal and interest on March 6, 2012.  The note is secured by: (i) all royalties payable to the Company by its franchisees that accrued prior to December 2, 2011, but had not been paid to the Company by January 6, 2012, and (ii) 1,000,000 shares of the Company’s common stock that had been issued to Raymond H. Oliver.  The note is currently in default.

American Restaurant Concepts, Inc.
Notes to Financial Statements
March 25, 2012

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $340,664 and $303,641 at March 25, 2012 and December 25, 2011, respectively, as follows:

	March 25,	December 25,
	2012	2011

Notes payable – in default	340,664	290,664

Convertible notes payable	-0-	15,000
Less: unamortized discount	-0-	(2,023)
Total	-0-	12,977

Total notes payable, net	$340,664	$303,641

Note 8.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at March 25, 2012 and December 25, 2011, respectively, of which 34,316,540 and 33,494,758 shares of common stock were outstanding at March 25, 2012 and December 25, 2011, respectively.

In January 2012, Asher Enterprises converted the remaining $15,000 of the principal amount of the note along with $1,600 of accrued interest into a total of 821,782 shares of common stock in full payment of the remaining principal and interest on the note.  The Company did not recognize any gain or loss in connection with the conversion of the principal and interest on the note because the conversion was made in accordance with the terms of the note.

Note 9.  Stock Options and Warrants

The Company did not issue any stock options exercisable into shares of the Company’s common stock during the three-month period ended March 25, 2012, no stock options were outstanding or exercised during the three-month period ended March 25, 2012, and no stock options were outstanding at March 25, 2012.  Warrants exercisable into a total of 338,000 shares of the Company’s common stock were outstanding on March 25, 2012, all of which were fully vested.  No warrants were exercised during the three-month period ended March 25, 2012.  The weighted average exercise price of the warrants outstanding on March 25, 2012 was $1.25 per share.

American Restaurant Concepts, Inc.
Notes to Financial Statements
March 25, 2012

Note 10.  Related-Party Transactions

The Company is a party to a franchise agreement with Hot Wings Concepts for the operation of two Dick’s Wings® restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is the Company’s Chief Executive Officer, sole member of its board of directors, and the beneficial owner of approximately 58% of the Company’s outstanding common stock.  The terms of the franchise agreement are identical to the franchise agreements that the Company has entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts to pay an initial franchise fee to the Company.  The Company generated revenue of $14,247 and $14,167 from the restaurants operated by Hot Wings Concepts during the three-month periods ended March 25, 2012 and March 27, 2011, respectively.

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

The Company is a party to an employment agreement with Michael Rosenberger and was a party to an employment arrangement with David Eberle.  A description of the agreement and arrangement is set forth herein under “Note 6.  Commitments and Contingencies – Employment Agreements and Arrangements.”

American Restaurant Concepts, Inc.
Notes to Financial Statements
March 25, 2012

Note 11.  Change in Control Transaction

On January 27, 2012, Michael Rosenberger, the Chief Executive Officer of the Company, entered into a Stock Sell-Buy Agreement (as amended by that certain addendum dated March 7, 2012, the “Change-in-Control Agreement”) with Seenu G. Kasturi pursuant to which Mr. Rosenberger agreed to sell 15,530,000 shares of the Company’s common stock in exchange for $500,000 (the “Transaction”).  Pursuant to the terms of the Change-in-Control Agreement, the Transaction is expected to close on May 7, 2012.

On March 25, 2012, the Shares represented approximately 45.3% of the Company’s outstanding shares of Common Stock.  As a result, the sale of the Shares by Mr. Rosenberger to Mr. Kasturi could be deemed to result in a change in control of the Company on the date the Transaction closes.

In addition, pursuant to the terms of the Change-in-Control Agreement, beginning on the date that is six months after the date the Transaction closes, Mr. Kasturi has the right to request that Mr. Rosenberger resign from all officer and director positions that he holds with the Company.  No individuals are designated in the Change-in-Control Agreement to fill these vacancies, and no individuals have yet been designated by Mr. Kasturi to fill these vacancies, if and when they occur.  In the event Mr. Kasturi requests that Mr. Rosenberger resign from all officer and director positions with the Company and appoints other individuals to fill those vacancies, a change in control of the Company will occur.

Note 12.  Judgment in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court, in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty.  The parties had previously entered into a settlement agreement in 2010 resulting in the Company recording a settlement agreement payable of $210,000 as of December 26, 2010.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000.  These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011.  This loss was reflected in settlement agreement payable at March 25, 2012 and December 25, 2011, respectively.

Note 13.  Subsequent Events

On May 1, 2012, May 4, 2012, May 15, 2012 and August 14, 2012, Mr. Rosenberger and Mr. Kasturi entered into addendums to the Change-in-Control Agreement pursuant to which Mr. Rosenberger agreed to extend the closing date of the Transaction in exchange for an undertaking by Mr. Kasturi to pay certain operating expenses on behalf of the Company that are expected to be approximately $66,000 in amount.  The Transaction is expected to close the day after the later to occur of the following: (i) the date the Company’s Quarterly Report on Form 10-Q for its first fiscal quarter ended March 25, 2012 is completed and filed with the SEC, (ii) the date the Company’s Quarterly Report on Form 10-Q for its second fiscal quarter ended June 24, 2012 is completed and filed with the SEC, and (iii) the date the Common Stock is relisted on the Over-the-Counter Bulletin Board.

American Restaurant Concepts, Inc.
Notes to Financial Statements
March 25, 2012

The Shares represented approximately 45.3% of the outstanding shares of Common Stock on the date these financial statements were issued.  As a result, the sale of the Shares by Mr. Rosenberger to Mr. Kasturi could be deemed to result in a change in control of the Company on the date the Transaction closes.

In addition, pursuant to the terms of the Change-in-Control Agreement, beginning on the date that is six months after the date the Transaction closes, Mr. Kasturi has the right to request that Mr. Rosenberger resign from all officer and director positions that he holds with the Company.  No individuals are designated in the Change-in-Control Agreement to fill these vacancies, and no individuals have yet been designated by Mr. Kasturi to fill these vacancies, if and when they occur.  In the event Mr. Kasturi requests that Mr. Rosenberger resign from all officer and director positions with the Company and appoints other individuals to fill those vacancies, a change in control of the Company will occur.

There have been no additional significant subsequent events through the date these financial statements were issued.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenue and costs, and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 25, 2011.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 25, 2011 and elsewhere in this report.  The following should be read in conjunction with our financial statements beginning on page 1 of this report.

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

Strategy

Our strategy is to continue to grow and develop the Dick’s Wings® franchise into a leading nationally and internationally recognized restaurant chain.  To do so, we plan to open franchised restaurants in both new and existing domestic markets and in Canada.  In most of our existing markets, we plan to continue to open new franchise restaurants until the market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies.  We have also developed procedures for identifying new opportunities in both domestic and Canadian markets, determining our expansion strategy in those markets and identifying sites for franchised restaurants.  We intend to enter new domestic and Canadian markets by opening several restaurants to quickly build our brand awareness, and plan to grow our franchise system through the development of new restaurants by existing and new franchisees.  We also intend to acquire interests in other restaurants.  This will provide us with the option of converting the acquired restaurants to Dick’s Wings® restaurants or diversifying our brand to include not only the Dick’s Wings® brand, but the brands of other successful restaurant chains.  We believe that we have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy.

Outlook

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

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 25, 2011 under the caption “Item 5.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in our Notes to Financial Statements included therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 25, 2011 under the caption “Item 5.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 25, 2012 and March 27, 2011

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue decreased $7,542 to $98,083 for the three-month period ended March 25, 2012 from $105,625 for the three-month period ended March 27, 2011.  The decrease of $7,542 was due to a decrease of $13,375 for royalty payments, partially offset by an increase of $5,833 for other income.  Our franchise fees were negatively impacted by our decision to temporarily close two of our restaurants for remodeling and our decision to waive or reduce franchise fees otherwise payable to us by a new restaurant that we opened.  We expect revenue to increase during the next 12 months as we reopen the two restaurants being remodeled, as we open new restaurants and acquire interests in restaurants located in Florida and other regions of the United States and Canada, and as the economy gradually improves.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $79,824 to $97,946 for the three-month period ended March 25, 2012 from $18,122 for the three-month period ended March 27, 2011.  The increase of $79,824 was due primarily to an increase of $37,500 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to consultants for various services along with increases in fees paid to technology consultants in connection with the development of our new website.  We expect to incur increased legal, accounting and technology fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Notwithstanding this, we expect professional fees to decrease over the next 12 months due to a decrease in the amount of expense we expect to recognize in connection with non-cash, equity-based compensation paid to service providers and consultants for various services.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense decreased $13,970 to $56,080 for the three-month period ended March 25, 2012 from $70,050 for the three-month period ended March 27, 2011.  The decrease of $13,970 was due primarily to a decrease in the amount of salary and equity-based compensation that we paid to David Eberle after he resigned in July 2011.  We expect employee compensation expense to increase over the next 12 months as we attempt to retain additional executive management personnel and other employees in connection with the growth of our business.

General and Administrative Expenses.  General and administrative expenses consist of bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, office supplies, rent expense, repairs and maintenance, telephone expense, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses decreased $1,272 to $22,120 for the three-month period ended March 25, 2012 from $23,392 for the three-month period ended March 27, 2011.  The decrease of $1,272 was due primarily to a decrease of $2,766 for travel expenses, partially offset by increases in other miscellaneous general and administrative expenses.  We expect general and administrative expenses to increase over the next 12 months as we continue to incur expenses for travel, rent, office supplies, insurance and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest expense increased $11,228 to $16,227 for the three-month period ended March 25, 2012 from $4,999 for the three-month period ended March 27, 2011.  The increase of $11,228 was due primarily to an increase in the amount of debt obligations that we incurred during 2011 and the amortization of debt discount thereon.  We expect interest expense to decrease over the next 12 months as we continue to retire our debt obligations.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense that results from changes in the fair value of the derivative instruments contained in the convertible promissory note that we issued to Asher Enterprises, Inc. (“Asher Enterprises”) during 2011.  We recognized a derivative loss of $368 during the three-month period ended March 25, 2012.  We did not incur a derivative loss or gain during the three-month period ended March 27, 2011.  The derivative loss that we recognized during the three-month period ended March 27, 2011 was due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the note during 2011.  Asher Enterprises converted the remaining balance of the note into shares of our common stock in January 2012.  As a result, we do not expect to recognize any further derivative gains or losses for the foreseeable future.

Net Loss

We incurred a net loss of $94,658 for the three-month period ended March 25, 2012 compared to a net loss of $10,938 for the three-month period ended March 27, 2011.  The increase of $83,720 was due primarily to increases of $79,824 for professional fees and $11,228 for interest expense, and a decrease of $7,542 for revenue.  This was partially offset by a decrease of $13,970 for employee compensation expense.  We expect our net losses to decrease over the next 12 months as we open additional restaurants and begin to generate additional revenue from our new and existing restaurants.  The decreases in net losses will be partially offset by greater operating expenses that we will incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $48,704 during the three-month period ended March 25, 2012 compared to $14,224 during the three-month period ended March 27, 2011.  The increase of $34,480 for cash used by operating activities was due primarily to an increase of $83,720 for net loss, partially offset by increases of $37,500 for stock compensation expense and $7,605 for accounts payable and accrued liabilities.

We did not have any cash flows from investing activities during the three-month periods ended March 25, 2012 and March 27, 2011.

Net cash provided by financing activities was $50,000 during the three-month period ended March 25, 2012 compared to $27,000 during the three-month period ended March 27, 2011.  The $23,000 increase in cash provided by financing activities was due to an increase of $50,000 for proceeds from the issuance of notes payable, partially offset by a decrease of $27,000 for proceeds from the sale of common stock.

Our primary sources of capital over the past 18 months are set forth below.

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

To date, our capital needs have been met primarily through the receipt of proceeds received from the issuance of promissory notes and the sale of our equity securities, as well as internally generated cash flows from our operations.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the issuance of the notes and securities and our internally generated cash flows to pay virtually all of the costs and expenses that we have incurred.  These costs and expenses have been comprised of our operating expenses, which have consisted of the professional fees, employee compensation expense, and general and administrative expenses described above.

We believe that our current cash resources will not be sufficient to sustain our operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through internally generated cash flows from operating activities and proceeds from the issuance of debt and equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of March 25, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.           Controls and Procedures.

As of March 25, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 25, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 25, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

During our fiscal quarter ended March 25, 2012, we defaulted upon the following senior securities:

On January 6, 2012, we issued a promissory note to The Carl Collins Trust for an original principal amount of $50,000 in return for aggregate gross cash proceeds of $50,000.  The note bears interest in an amount equal to $5,000 and provides for the payment of all principal and interest on March 6, 2012.  The note is secured by: (i) all royalties payable to us by our franchisees that accrued prior to December 2, 2011 but had not been paid to us by January 6, 2012, and (ii) 1,000,000 shares of our common stock owned by, and held in the name of, Raymond H. Oliver.  On March 6, 2012, we defaulted on the re-payment of the principal and interest due under this note.   On the date this report was filed with the SEC, we owed a total of $55,000 in unpaid principal and interest under the note.

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

AMERICAN RESTAURANT CONCEPTS, INC.

Date: August 29, 2012	/s/ Michael Rosenberger
Michael Rosenberger
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*
Pursuant to Rule 406T of Regulation S-T, these XBRL (Extensible Business Reporting Language) interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.