Form 10-Q
period 2012-06-24
AMERICAN RESTAURANT CONCEPTS INC
filed 2012-09-12
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 24, 2012

or

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 34,316,540 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on September 10, 2012.

	TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at June 24, 2012 (unaudited) and December 25, 2011	1

	Statements of Operations for the three- and six-month periods ended June 24, 2012 and June 26, 2011 (unaudited)	2

	Statement of Stockholders’ Deficit for the six-month period ended June 24, 2012 (unaudited)	3

	Statements of Cash Flows for the six-month periods ended June 24, 2012 and June 26, 2011 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4.	Controls and Procedures	21

	PART II – OTHER INFORMATION

Item 6.	Exhibits	22

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Restaurant Concepts, Inc.
Balance Sheets

	June 24,	December 25,
	2012	2011
	(Unaudited)

Assets

Cash and equivalents	$6,477	$-
Accounts receivable, net	19,801	2,156

Total current assets	26,278	2,156

Property and equipment, net of accumulated depreciation of
$4,674 at June 24, 2012 and December 25, 2011, respectively	-	-

Total assets	$26,278	$2,156

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$273,034	$273,034
Accrued interest	71,337	49,475
Settlement agreement payable	407,116	407,116
Notes payable – in default	340,664	290,664
Convertible notes payable – net of unamortized discount of $-0- and
$2,023 at June 24, 2012 and December 25, 2011, respectively	-	12,977
Derivative liabilities	-	9,443

Total current liabilities	1,092,151	1,042,709

Total liabilities	1,092,151	1,042,709

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized,
34,316,540 and 33,494,758 shares issued and outstanding at
June 24, 2012 and December 25, 2011, respectively	343,166	334,948
Additional paid-in capital	1,221,378	1,165,685
Stock subscriptions payable	120,000	120,000
Accumulated deficit	(2,750,417)	(2,661,186)

Total stockholders’ deficit	(1,065,873)	(1,040,553)

Total liabilities and stockholders’ deficit	$26,278	$2,156

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011

Revenue:
Net revenue	$93,586	$91,919	$177,422	$183,377
Net revenue – related party	12,808	11,352	27,055	25,519

Total net revenue	106,394	103,271	204,477	208,896

Operating expenses:
Professional fees	16,732	20,549	114,678	38,671
Employee compensation expense	62,240	84,232	118,320	154,282
General and administrative expenses	12,738	76,977	34,858	100,369

Total operating expenses	91,710	181,758	267,856	293,322

Income / (loss) from operations	14,684	(78,487)	(63,379)	(84,426)

Other expense:
Interest expense	(9,258)	(5,570)	(25,485)	(10,569)
Derivative loss	-	-	(368)	-
Other income	-	209	-	209

Total other expense	(9,258)	(5,361)	(25,853)	(10,360)

Net income / (loss)	$5,426	$(83,848)	$(89,232)	$(94,786)

Net income / (loss) per share – basic and fully diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding – basic and fully diluted	34,316,540	35,261,667	34,248,811	35,224,568

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statement of Stockholders’ Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 25, 2011	33,494,758	$334,948	$1,165,685	$120,000	$(2,661,186)	$(1,040,553)

Amortization of stock compensation expense	-	-	37,500	-	-	37,500
Common stock issued upon conversion
of promissory notes	821,782	8,218	8,382	-	-	16,600
Settlement of derivative liability	-	-	9,811	-	-	9,811
Net loss	-	-	-	-	(89,232)	(89,232)

Balance at June 24, 2012	34,316,540	$343,166	$1,221,378	$120,000	$(2,750,417)	$(1,065,873)

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 24, 2012	June 26, 2011

Cash flows from operating activities

Net loss	$(89,232)	$(94,786)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for compensation and amortization
of stock compensation expense	37,500	-
Amortization of debt discount	2,023	-
Change in fair value of derivative liability	368	-
Changes in operating assets and liabilities:
Accounts receivable	(17,645)	(14,505)
Accounts payable and accrued liabilities	23,463	54,863

Net cash used by operating activities	(43,523)	(54,428)

Cash flows from investing activities

Net cash used by investing activities	-	-

Cash flows from financing activities

Proceeds from sale of common stock	-	27,000
Proceeds from issuance of notes payable	50,000	40,000

Net cash provided by financing activities	50,000	67,000

Net increase in cash and equivalents	6,477	12,572
Cash and equivalents, beginning of period	-	1,606

Cash and equivalents, end of period	$6,477	$14,178

Supplemental disclosure of cash flow information

Cash paid for interest	-	4,649
Cash paid for income taxes	-	-

Schedule of non-cash financing activities

Settlement of derivative liability	9,811	-
Stock issued upon conversion of notes payable	$16,600	-

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements
June 24, 2012

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

At June 24, 2012, the Company had 18 franchised restaurants of which 16 were Dick’s Wings & Grill® full service restaurants and two were Dick’s Wings Express® limited service restaurants.  Of the 18 franchised restaurants, 15 were located in Florida, two were located in Canada and one was located in Georgia.  All of the Company’s restaurants are owned and operated by franchisees.

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

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 25, 2011 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three- and six-month periods ended June 24, 2012 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
June 24, 2012

As of June 24, 2012, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011, had not changed materially.

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

Note 3.  Net Income / (Loss) Per Share

The Company calculates basic and diluted net income / (loss) per share in accordance with ASC Topic 260, Earnings per Share.  Basic net income / (loss) per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net income / (loss) for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period.  Diluted net income / (loss) per share is calculated by dividing the reported net income / (loss) for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period as adjusted to give effect to the exercise or conversion of all potentially dilutive securities outstanding at the end of the applicable period.

All of the shares of common stock underlying convertible securities that were outstanding at June 24, 2012 were excluded from the computation of diluted net income per share for the three-month period ended June 24, 2012 because the exercise price was greater than the average market price of the Company’s common stock during that period.  As a result, basic net income per share was equal to diluted net income per share for the three-month period ended June 24, 2012.

All of the shares of common stock underlying convertible securities that were outstanding at June 24, 2012 and June 26, 2011 were excluded from the computation of diluted net loss per share for the six-month period ended June 24, 2012 and the three- and six-month periods ended June 26, 2011, respectively, because they were anti-dilutive.  As a result, basic net loss per share was equal to diluted net loss per share for the six-month period ended June 24, 2012 and the three- and six-month periods ended June 26, 2011, respectively.

Note 4.  Derivative Liabilities

The Company issued a convertible promissory note that had conversion features that represented freestanding derivative instruments that meet the requirements for liability classification under ASC Topic 815, Derivatives and Hedging (“ASC 815”), and valued the conversion features in its convertible promissory note under the binomial lattice valuation model.

American Restaurant Concepts, Inc.
Notes to Financial Statements
June 24, 2012

The Company recognized a loss of $368 for derivative liabilities during the six-month period ended June 24, 2012.  The Company did not recognize any gain or loss for derivative liabilities during the three-month periods ended June 24, 2012 or June 26, 2011, and did not recognize any gain or loss for derivative liabilities during the six-month period ended June 26, 2011.  The derivative loss during the six-month period ended June 24, 2012 was due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the convertible promissory note.

The following is a summary of changes in the fair market value of the derivative liability during the six-month period ended June 24, 2012 and the year ended December 25, 2011, respectively:

Total Derivative Liability
Balance, December 26, 2010	$-0-

Increase in derivative value due to issuances of convertible promissory notes	20,944
Promissory notes converted during period	(15,199)
Changes in fair market value of derivative liabilities	3,698

Balance, December 25, 2011	$9,443

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	(9,811)
Changes in fair market value of derivative liabilities	368

Balance, June 24, 2012	$-0-

Key assumptions used to value the convertible promissory note during the six-month period ended June 24, 2012 and the year ended December 25, 2011, respectively, were: (i) the conversion amounts determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, (ii) the projected volatility curve for each valuation period based on the historical volatility of comparable companies, (iii) an event of default would occur 10% of the time, increasing 1% per month to a maximum of 20%, (iv) the holder would redeem the note based on the availability of alternative financing, increasing 2% per month to a maximum of 10%, and (v) the holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.

Note 5.  Fair Value Measurements

The Company issued a convertible promissory note that had conversion features that represented freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in the convertible note is reflected in the Company’s balance sheet as a liability.  The fair value of the derivative financial instruments in the convertible note was measured at the inception date of the convertible note and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments were recorded as non-operating, non-cash income or expense at each balance sheet date.

American Restaurant Concepts, Inc.
Notes to Financial Statements
June 24, 2012

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 24, 2012 and December 25, 2011:

	Level 1	Level 2	Level 3
Derivative liabilities -- 2012	$-0-	$-0-	$-0-
Derivative liabilities -- 2011	$-0-	$-0-	$9,443

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 24, 2012 and December 25, 2011:

Derivative Liabilities
Balance, December 26, 2010	$-0-

Purchases, sales, issuances and settlements (net)	9,443

Balance, December 25, 2011	9,443

Purchases, sales, issuances and settlements (net)	(9,443)

Balance, June 24, 2012	$-0-

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
June 24, 2012

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

Note 7.  Promissory Notes

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $340,664 and $303,641 at June 24, 2012 and December 25, 2011, respectively, of which $340,664 and $290,664 was in default on those dates.  A total of 546,742 shares of common stock were issuable upon conversion of the Company’s outstanding convertible promissory note at December 25, 2011.  The Company did not have any convertible promissory notes outstanding on June 24, 2012.  Accrued interest under the Company’s outstanding promissory notes was $71,336 and $49,475 at June 24, 2012 and December 25, 2011, respectively.

American Restaurant Concepts, Inc.
Notes to Financial Statements
June 24, 2012

A summary of the terms of the promissory notes that were outstanding at June 24, 2012 and December 25, 2011, respectively, is provided below.

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

In 2011, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company issued a convertible promissory note to Asher Enterprises for an original principal amount of $40,000 in return for aggregate gross cash proceeds of $40,000.  The note bears interest at a rate of 8% per annum and provides for the payment of all principal and interest on February 9, 2012.  The note is convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, subject to adjustment.  In November 2011, Asher Enterprises converted $10,000 of the principal amount of the note into 227,273 shares of the Company’s common stock.  In December 2011, Asher Enterprises converted an additional $15,000 of the principal amount of the note into 681,818 shares of common stock.  In January 2012, Asher Enterprises converted the remaining $15,000 of the principal amount of the note along with $1,600 of accrued interest into a total of 821,782 shares of common stock in full payment of the remaining principal and interest on the note.  No gain or loss was recognized in connection with any of the conversions because they were made in accordance with the terms of the note.

American Restaurant Concepts, Inc.
Notes to Financial Statements
June 24, 2012

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

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $340,664 and $303,641 at June 24, 2012 and December 25, 2011, respectively, as follows:

	June 24,	December 25,
	2012	2011

Notes payable – in default	340,664	290,664

Convertible notes payable	-0-	15,000
Less: unamortized discount	-0-	(2,023)
Total	-0-	12,977

Total notes payable, net	$340,664	$303,641

Note 8.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at June 24, 2012 and December 25, 2011, respectively, of which 34,316,540 and 33,494,758 shares of common stock were outstanding at June 24, 2012 and December 25, 2011, respectively.

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

Note 9.  Stock Options and Warrants

The Company did not issue any stock options exercisable into shares of the Company’s common stock during the three- and six-month periods ended June 24, 2012, no stock options were outstanding or exercised during the three- and six-month periods ended June 24, 2012, and no stock options were outstanding at June 24, 2012.  Warrants exercisable into a total of 338,000 shares of the Company’s common stock were outstanding on June 24, 2012, all of which were fully vested.  No warrants were exercised during the three- and six-month periods ended June 24, 2012.  The weighted average exercise price of the warrants outstanding on June 24, 2012 was $1.25 per share.

American Restaurant Concepts, Inc.
Notes to Financial Statements
June 24, 2012

Note 10.  Related-Party Transactions

The Company is a party to a franchise agreement with Hot Wings Concepts, Inc. for the operation of two Dick’s Wings® restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is the Company’s Chief Executive Officer, sole member of its board of directors, and the beneficial owner of approximately 58% of the Company’s outstanding common stock.  The terms of the franchise agreement are identical to the franchise agreements that the Company has entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts to pay an initial franchise fee to the Company.  The Company generated revenue of $12,808 and $27,055 from the restaurants operated by Hot Wings Concepts during the three- and six-month periods ended June 24, 2012, respectively, and generated revenue of $11,352 and $25,519 from the restaurants operated by Hot Wings Concepts during the three- and six-month periods ended June 26, 2011, respectively.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
June 24, 2012

The Company is a party to an employment agreement with Michael Rosenberger and was a party to an employment arrangement with David Eberle.  A description of the agreement and arrangement is set forth herein under “Note 6.  Commitments and Contingencies – Employment Agreements and Arrangements.”

Note 11.  Change in Control Transaction

On January 27, 2012, Michael Rosenberger, the Chief Executive Officer of the Company, entered into a Stock Sell-Buy Agreement (as amended by those certain addendums dated March 7, 2012, May 1, 2012, May 4, 2012, May 15, 2012,  the “Change-in-Control Agreement”) with Seenu G. Kasturi pursuant to which Mr. Rosenberger agreed to sell 15,530,000 shares of the Company’s common stock in exchange for $500,000 (the “Transaction”).  Pursuant to the terms of the Change-in-Control Agreement, the Transaction was expected to close on May 14, 2012.  As of June 24, 2012, the Transaction had not yet closed.

On June 24, 2012, the Shares represented approximately 45.3% of the Company’s outstanding shares of Common Stock.  As a result, the sale of the Shares by Mr. Rosenberger to Mr. Kasturi could be deemed to result in a change in control of the Company on the date the Transaction closes.

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

Note 12.  Judgment in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court, in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty.  The parties had previously entered into a settlement agreement in 2010 resulting in the Company recording a settlement agreement payable of $210,000 as of December 26, 2010.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000.  These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011.  This loss was reflected in settlement agreement payable at June 24, 2012 and December 25, 2011, respectively.

American Restaurant Concepts, Inc.
Notes to Financial Statements
June 24, 2012

Note 13.  Subsequent Events

On August 14, 2012, Mr. Rosenberger and Mr. Kasturi entered into an addendum to the Change-in-Control Agreement pursuant to which Mr. Rosenberger agreed to extend the closing date of the Transaction in exchange for an undertaking by Mr. Kasturi to pay certain operating expenses on behalf of the Company that are expected to be approximately $66,000 in amount.  The Transaction is expected to close the day after the later to occur of the following: (i) the date the Company’s Quarterly Report on Form 10-Q for its first fiscal quarter ended March 25, 2012 is completed and filed with the SEC, (ii) the date the Company’s Quarterly Report on Form 10-Q for its second fiscal quarter ended June 24, 2012 is completed and filed with the SEC, and (iii) the date the Common Stock is relisted on the Over-the-Counter Bulletin Board.

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

Financial Results and Outlook

We generated net revenue of $106,394 for the three months ended June 24, 2012 compared to $103,271 for the three months ended June 26, 2011, an increase of $3,123.  Operating expenses decreased almost 50% to $91,710 for the three months ended June 24, 2012 from $181,758 for the three months ended June 26, 2011.  In addition, net cash used by operating activities decreased more than 20% to $43,523 for the three months ended June 24, 2012 from $54,428 for the three months ended June 26, 2011.  As a result, we achieved net income of $5,426 for the three months ended June 24, 2012 compared to a net loss of $(83,848) for the three months ended June 26, 2011.

We expect our revenue to increase during the next 12 months as we open additional restaurants and generate additional royalties and franchise fees from our new and existing restaurants.  We intend to reduce our liabilities by retiring our outstanding debt, which will decrease, if not eliminate, the interest expense that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with capital-raising initiatives that we plan to complete during the next 12 months, will provide us with the assets and operating results necessary to grow at an exponential rate for the foreseeable future.

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

Comparison of the Three-Month Periods Ended June 24, 2012 and June 26, 2011

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue increased $3,123 to $106,394 for the three-month period ended June 24, 2012 from $103,271 for the three-month period ended June 26, 2011.  The increase of $3,123 was due to an increase in other income.  Our franchise fees were positively impacted by our decision to open a new restaurant in St. Augustine, Florida, but were negatively impacted by our decision to temporarily close two of our restaurants for remodeling and our decision to waive or reduce franchise fees otherwise payable to us by other restaurants that had opened in 2011.   We expect revenue to increase during the next 12 months as we begin generating revenue from the two restaurants that were being remodeled, as we open new restaurants in Florida and other regions of the United States, as we acquire interests in other restaurants located across the country, and as the economy gradually improves.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $3,817 to $16,732 for the three-month period ended June 24, 2012 from $20,549 for the three-month period ended June 26, 2011.  The decrease of $3,817 was due primarily to a decrease in legal and accounting fees.  We expect professional fees to increase over the next 12 months as we incur increased legal, accounting and technology fees in connection with the general growth of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense decreased $21,992 to $62,240 for the three-month period ended June 24, 2012 from $84,232 for the three-month period ended June 26, 2011.  The decrease of $21,992 was due primarily to a decrease in the amount of salary and equity-based compensation that we paid to David Eberle after he resigned in July 2011.  We expect employee compensation expense to increase over the next 12 months as we attempt to retain additional executive management personnel and other employees in connection with the growth of our business.

General and Administrative Expenses.  General and administrative expenses consist of bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, marketing and advertising expenses, office supplies, rent expense, repairs and maintenance, telephone expense, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses decreased $64,239 to $12,738 for the three-month period ended June 24, 2012 from $76,977 for the three-month period ended June 26, 2011.  The decrease of $64,239 was due primarily to decreases of $31,377 for marketing and advertising expenses and $27,684 for travel expenses.  We expect general and administrative expenses to increase over the next 12 months as we continue to incur expenses for marketing and advertising, travel, rent, office supplies, insurance and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest expense increased $3,688 to $9,258 for the three-month period ended June 24, 2012 from $5,570 for the three-month period ended June 26, 2011.  The increase of $3,688 was due primarily to an increase in the amount of debt obligations that we incurred during 2011 and the amortization of debt discount thereon.  We expect interest expense to decrease over the next 12 months as we continue to retire our debt obligations.

Net Income / (Loss)

We achieved net income of $5,426 for the three-month period ended June 24, 2012 compared to a net loss of $83,848 for the three-month period ended June 26, 2011.  The difference of $89,274 was due primarily to decreases of $64,239 for general and administrative expenses and $21,992 for employee compensation expense.  We expect revenue to increase during the next 12 months as we open new restaurants and begin to generate additional revenue from our new and existing restaurants.  The increase in revenue will be partially offset by greater operating expenses that we expect incur in connection with the general growth of our business and operations.  As the projected growth in our revenue outpaces the projected growth in our operating expenses, we expect to generate an increasing amount of net income during the next 12 months.

Comparison of the Six-Month Periods Ended June 24, 2012 and June 26, 2011

Revenue

Revenue decreased $4,419 to $204,477 for the six-month period ended June 24, 2012 from $208,896 for the six-month period ended June 26, 2011.  The decrease of $4,419 was due to a decrease in royalty income, partially offset by an increase in other income.

Operating Expenses

Professional Fees.  Professional fees increased $76,007 to $114,678 for the six-month period ended June 24, 2012 from $38,671 for the six-month period ended June 26, 2011.  The increase of $76,007 was due primarily to an increase of $37,500 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to consultants for various services along with increases in fees paid to technology consultants in connection with the development of our new website.

Employee Compensation Expense.  Employee compensation expense decreased $35,962 to $118,320 for the six-month period ended June 24, 2012 from $154,282 for the six-month period ended June 26, 2011.  The decrease of $35,962 was due primarily to a decrease in the amount of salary and equity-based compensation that we paid to David Eberle after he resigned in July 2011.

General and Administrative Expenses.  General and administrative expenses decreased $65,511 to $34,858 for the six-month period ended June 24, 2012 from $100,369 for the six-month period ended June 26, 2011.  The decrease of $65,511 was due primarily to decreases of $31,454 for travel expenses, $6,834 for rent expense and $5,029 for marketing and advertising expenses.

Interest Expense

Interest expense increased $14,916 to $25,485 for the six-month period ended June 24, 2012 from $10,569 for the six-month period ended June 26, 2011.  The increase of $14,916 was due primarily to an increase in the amount of debt obligations that we incurred during 2011 and the amortization of debt discount thereon.

Derivative Gain / (Loss)

Derivative gain / (loss) consists of the non-operating, non-cash income or expense that results from changes in the fair value of the derivative instruments contained in the convertible promissory note that we issued to Asher Enterprises, Inc. (“Asher Enterprises”).  We recognized a derivative loss of $368 during the six-month period ended June 24, 2012.  We did not incur a derivative loss or gain during the six-month period ended June 26, 2011.  The derivative loss that we recognized during the six-month period ended June 24, 2012 was due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the note.  Asher Enterprises converted the remaining balance of the note into shares of our common stock in January 2012.  As a result, we do not expect to recognize any further derivative gains or losses for the foreseeable future.

Net Loss

We incurred a net loss of $89,232 for the six-month period ended June 24, 2012 compared to a net loss of $94,786 for the six-month period ended June 26, 2011.  The decrease of $5,554 was due primarily to decreases of $65,511 for general and administrative expenses and $35,962 for employee compensation expense.  This was partially offset by increases of $76,007 for professional fees and $14,916 for interest expense.

Liquidity and Capital Resources

During the last 12 months, we have funded our operations primarily through internally generated cash flows from our operations and the use of short-term debt.

Net cash used by operating activities was $43,523 during the six-month period ended June 24, 2012 compared to $54,428 during the six-month period ended June 26, 2011.  The decrease of $10,905 for cash used by operating activities was due primarily to increases of $37,500 for stock compensation expense and $2,023 for amortization of debt discount, and a decrease of $5,554 for net loss.  This was partially offset by a decrease of $33,000 for accounts payable and accrued liabilities.

We did not have any cash flows from investing activities during the six-month periods ended June 24, 2012 and June 26, 2011.

Net cash provided by financing activities was $50,000 during the six-month period ended June 24, 2012 compared to $67,000 during the six-month period ended June 26, 2011.  The $17,000 decrease in cash provided by financing activities was due to a decrease of $27,000 for proceeds from the sale of common stock, partially offset by an increase of $10,000 for proceeds from the issuance of notes payable.

Our primary sources of capital over the past 12 months are set forth below.

On January 6, 2012, we issued a promissory note to The Carl Collins Trust for an original principal amount of $50,000 in return for aggregate gross cash proceeds of $50,000.  The note bore interest in an amount equal to $5,000 and provided for the payment of all principal and interest on March 6, 2012.  The note is secured by: (i) all royalties payable to us by our franchisees that accrued prior to December 2, 2011 but had not been paid to us by January 6, 2012, and (ii) 1,000,000 shares of our common stock issued to Raymond H. Oliver.

To date, our capital needs have been met primarily through the receipt of proceeds received from the issuance of promissory notes and the sale of our equity securities, as well as internally generated cash flows from our operations.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the issuance of the notes and securities and our internally generated cash flows to pay virtually all of the costs and expenses that we have incurred.  These costs and expenses have been comprised primarily of our operating expenses, which have consisted of the professional fees, employee compensation expense, and general and administrative expenses described above.

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

Off-Balance Sheet Arrangements

As of June 24, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of June 24, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 24, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 24, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN RESTAURANT CONCEPTS, INC.

Date: September 12, 2012	/s/ Michael Rosenberger
Michael Rosenberger
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended