Form 10-Q
period 2012-09-30
AMERICAN RESTAURANT CONCEPTS INC
filed 2012-10-15
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2012

or

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 37,208,540 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on October 12, 2012.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Restaurant Concepts, Inc.
Balance Sheets

	September 30,	December 25,
	2012	2011
	(Unaudited)

Assets

Cash and equivalents	$50,840	$-
Accounts receivable, net	33,106	2,156

Total current assets	83,946	2,156

Property and equipment, net of accumulated depreciation of $4,674 at September 30, 2012 and December 25, 2011, respectively	-	-

Total assets	$83,946	$2,156

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$273,033	$273,034
Accrued interest	81,423	49,475
Settlement agreement payable	407,116	407,116
Notes payable – in default	340,664	290,664
Convertible notes payable – net of unamortized discount of $-0- and $2,023 at September 30, 2012 and December 25, 2011, respectively	-	12,977
Derivative liabilities	-	9,443

Total current liabilities	1,102,236	1,042,709

Total liabilities	1,102,236	1,042,709

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 37,208,540 and 33,494,758 shares issued and outstanding at September 30, 2012 and December 25, 2011, respectively	372,086	334,948
Additional paid-in capital	1,229,424	1,165,685
Stock subscriptions payable	90,000	120,000
Accumulated deficit	(2,709,800)	(2,661,186)

Total stockholders’ deficit	(1,018,290)	(1,040,553)

Total liabilities and stockholders’ deficit	$83,946	$2,156

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011

Revenue:
Net revenue	$144,030	$99,395	$321,452	$290,665
Net revenue – related party	16,497	14,970	43,525	37,821

Total net revenue	160,527	114,365	364,977	328,486

Operating expenses:
Professional fees	20,528	445,169	135,343	485,224
Employee compensation expense	63,393	22,160	182,613	168,442
General and administrative expenses	24,145	114,353	59,696	215,634

Total operating expenses	108,066	581,682	377,652	869,300

Income / (loss) from operations	52,461	(467,317)	(12,675)	(540,814)

Other expense:
Interest expense	(10,086)	(8,188)	(35,571)	(18,757)
Derivative loss	-	(45,729)	(368)	(45,729)
Other income	-	300	-	509

Total other expense	(10,086)	(53,617)	(35,939)	(63,977)

Net income / (loss)	$42,375	$(520,934)	$(48,614)	$(604,791)

Net income / (loss) per share – basic and fully diluted	$0.00	$(0.02)	$(0.00)	$(0.02)

Weighted average number of shares outstanding – basic and fully diluted	36,471,071	30,308,260	35,026,602	33,585,799

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statement of Stockholders’ Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 25, 2011	33,494,758	$334,948	$1,165,685	$120,000	$(2,661,186)	$(1,040,553)

Common stock issued for services	2,594,000	25,940	(18,974)	-	-	6,966
Amortization of stock compensation expense	-	-	37,500	-	-	37,500
Common stock issued upon conversion of promissory notes	821,782	8,218	8,382	-	-	16,600
Common stock issued for stock subscriptions payable	298,000	2,980	27,020	(30,000)	-	-
Settlement of derivative liability	-	-	9,811	-	-	9,811
Net loss	-	-	-	-	(48,614)	(48,614)

Balance at September 30, 2012	37,208,540	$372,086	$1,229,424	$90,000	$(2,709,800)	$(1,018,290)

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30, 2012	September 25, 2011

Cash flows from operating activities

Net loss	$(48,614)	$(604,791)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for compensation and amortization of stock compensation expense	44,466	425,177
Discount on notes payable	-	32,727
Amortization of debt discount	2,023	(16,070)
Change in fair value of derivative liability	368	45,729
Changes in operating assets and liabilities:
Accounts receivable	(30,950)	96
Accounts payable and accrued liabilities	33,547	75,343

Net cash used by operating activities	840	(41,789)

Cash flows from investing activities

Net cash used by investing activities	-	-

Cash flows from financing activities

Proceeds from sale of common stock	-	27,000
Proceeds from issuance of notes payable	50,000	40,000
Payments on notes payable	-	(6,000)

Net cash provided by financing activities	50,000	61,000

Net increase in cash and equivalents	50,840	19,211
Cash and equivalents, beginning of period	-	1,606

Cash and equivalents, end of period	$50,840	$20,817

Supplemental disclosure of cash flow information

Cash paid for interest	-	-
Cash paid for income taxes	-	-

Schedule of non-cash financing activities

Settlement of derivative liability	9,811	-
Stock issued upon conversion of notes payable	16,600	-
Stock issued for stock subscription payable	30,000	-

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements
September 30, 2012

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

At September 30, 2012, the Company had 16 franchised restaurants of which 14 were Dick’s Wings & Grill® full service restaurants and two were Dick’s Wings Express® limited service restaurants.  Of the 16 franchised restaurants, 15 were located in Florida and one was located in Georgia.  All of the Company’s restaurants are owned and operated by franchisees.

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

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 25, 2011 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
September 30, 2012

As of September 30, 2012, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011, had not changed materially.

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

All of the shares of common stock underlying convertible securities that were outstanding at September 30, 2012 were excluded from the computation of diluted net income per share for the three-month period ended September 30, 2012 because the exercise price was greater than the average market price of the Company’s common stock during that period.  As a result, basic net income per share was equal to diluted net income per share for the three-month period ended September 30, 2012.

All of the shares of common stock underlying convertible securities that were outstanding at September 30, 2012 and September 25, 2011 were excluded from the computation of diluted net loss per share for the nine-month period ended September 30, 2012 and the three- and nine-month periods ended September 25, 2011, respectively, because they were anti-dilutive.  As a result, basic net loss per share was equal to diluted net loss per share for the nine-month period ended September 30, 2012 and the three- and nine-month periods ended September 25, 2011, respectively.

Note 4.  Derivative Liabilities

The Company issued a convertible promissory note that had conversion features that represented freestanding derivative instruments that meet the requirements for liability classification under ASC Topic 815, Derivatives and Hedging (“ASC 815”), and valued the conversion features in its convertible promissory note under the binomial lattice valuation model.

American Restaurant Concepts, Inc.
Notes to Financial Statements
September 30, 2012

The Company recognized a loss of $368 for derivative liabilities during the nine-month period ended September 30, 2012, and losses of $45,729 for derivative liabilities during the three- and nine-month periods ended September 25, 2011.  The Company did not recognize any gain or loss for derivative liabilities during the three-month period ended September 30, 2012.  The derivative losses incurred during the nine-month period ended September 30, 2012 and the three- and nine-month periods ended September 25, 2011 were due primarily to mark to market changes in the value of the derivative liability.

The following is a summary of changes in the fair market value of the derivative liability during the nine-month period ended September 30, 2012 and the year ended December 25, 2011, respectively:

Total Derivative Liability
Balance, December 26, 2010	$-0-

Increase in derivative value due to issuances of convertible promissory notes	20,944
Promissory notes converted during period	(15,199)
Changes in fair market value of derivative liabilities	3,698

Balance, December 25, 2011	$9,443

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	(9,811)
Changes in fair market value of derivative liabilities	368

Balance, September 30, 2012	$-0-

Key assumptions used to value the convertible promissory note during the nine-month period ended September 30, 2012 and the year ended December 25, 2011, respectively, were: (i) the conversion amounts determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, (ii) the projected volatility curve for each valuation period based on the historical volatility of comparable companies, (iii) an event of default would occur 10% of the time, increasing 1% per month to a maximum of 20%, (iv) the holder would redeem the note based on the availability of alternative financing, increasing 2% per month to a maximum of 10%, and (v) the holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
September 30, 2012

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2012 and December 25, 2011:

	Level 1	Level 2	Level 3
Derivative liabilities -- 2012	$-0-	$-0-	$-0-
Derivative liabilities -- 2011	$-0-	$-0-	$9,443

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 30, 2012 and December 25, 2011:

Derivative Liabilities
Balance, December 26, 2010	$-0-

Purchases, sales, issuances and settlements (net)	9,443

Balance, December 25, 2011	9,443

Purchases, sales, issuances and settlements (net)	(9,443)

Balance, September 30, 2012	$-0-

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
September 30, 2012

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

Note 7.  Promissory Notes

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $340,664 and $303,641 at September 30, 2012 and December 25, 2011, respectively, of which $340,664 and $290,664 was in default on those dates.  A total of 546,742 shares of common stock were issuable upon conversion of the Company’s outstanding convertible promissory note at December 25, 2011.  The Company did not have any convertible promissory notes outstanding at September 30, 2012.  Accrued interest under the Company’s outstanding promissory notes was $81,423 and $49,475 at September 30, 2012 and December 25, 2011, respectively.

American Restaurant Concepts, Inc.
Notes to Financial Statements
September 30, 2012

A summary of the terms of the promissory notes that were outstanding at September 30, 2012 and December 25, 2011, respectively, is provided below.

In October 2008, the Company entered into a loan agreement with Bank of America, N.A. (“Bank of America”) for an original principal amount of $338,138 pursuant to which the Company consolidated five separate loans that Bank of America had made to the Company prior to that date.   The loan bore interest at a rate of 7% per annum and required equal monthly payments of principal and interest of $6,711 per month until November 3, 2013.  The loan was secured by substantially all of the Company’s assets and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts, Inc. (“Hot Wings Concepts”).  In February 2010, the Company entered into a Forbearance Agreement with Bank of America pursuant to which the Company agreed to pay $50,000 towards the outstanding balance of the loan and make monthly interest payments until November 15, 2010, at which time the entire loan would become due and payable.  In February 2011, the Company entered into a First Amendment to Forbearance Agreement with Bank of America pursuant to which the Company agreed to make monthly payments of interest only until December 3, 2011, at which time the entire loan would become due and payable, and agreed to pay a forbearance extension fee of $5,000.  In June 2011, Bank of America agreed to accept payments of $2,000 per month to be applied towards the outstanding principal until January 8, 2012, at which time the full balance of the loan was required to be paid off in full.  The loan is currently in default.

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

In 2011, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company issued a convertible promissory note to Asher Enterprises for an original principal amount of $40,000 in return for aggregate gross cash proceeds of $40,000.  The note bore interest at a rate of 8% per annum and provided for the payment of all principal and interest on February 9, 2012.  The note was convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, subject to adjustment.  In November 2011, Asher Enterprises converted $10,000 of the principal amount of the note into 227,273 shares of the Company’s common stock.  In December 2011, Asher Enterprises converted an additional $15,000 of the principal amount of the note into 681,818 shares of common stock.  In January 2012, Asher Enterprises converted the remaining $15,000 of the principal amount of the note along with $1,600 of accrued interest into a total of 821,782 shares of common stock in full payment of the remaining principal and interest on the note.  No gain or loss was recognized in connection with any of the conversions because they were made in accordance with the terms of the note.

American Restaurant Concepts, Inc.
Notes to Financial Statements
September 30, 2012

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

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $340,664 and $303,641 at September 30, 2012 and December 25, 2011, respectively, as follows:

	September 30,	December 25,
	2012	2011

Notes payable – in default	340,664	290,664

Convertible notes payable	-0-	15,000
Less: unamortized discount	-0-	(2,023)
Total	-0-	12,977

Total notes payable, net	$340,664	$303,641

Note 8.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at September 30, 2012 and December 25, 2011, respectively, of which 37,208,540 and 33,494,758 shares of common stock were outstanding at September 30, 2012 and December 25, 2011, respectively.

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

In July 2012, the Company issued a total of 2,500,000 shares of common stock to three consultants as payment for services.  The shares were valued at the closing price of the Company’s common stock on the date the issuances were approved by the Company’s board of directors for total consideration of $11,250.  The Company recognized $6,543 of expense during the three and nine months ended September 30, 2012.

In July 2012, the Company issued a total of 298,000 shares of common stock to four individuals for stock subscriptions payable.  The Company did not recognize any gain or loss in connection with the issuance of the shares because the shares were issued in accordance with the terms of the previously recorded stock subscriptions payable.

American Restaurant Concepts, Inc.
Notes to Financial Statements
September 30, 2012

Note 9.  Stock Options and Warrants

The Company did not issue any stock options exercisable into shares of the Company’s common stock during the three- and nine-month periods ended September 30, 2012, no stock options were outstanding or exercised during the three- and nine-month periods ended September 30, 2012, and no stock options were outstanding at September 30, 2012.  Warrants exercisable into a total of 338,000 shares of the Company’s common stock were outstanding at September 30, 2012, all of which were fully vested.  No warrants were issued or exercised during the three- and nine-month periods ended September 30, 2012.  The weighted average exercise price of the warrants outstanding on September 30, 2012 was $1.25 per share.

Note 10.  Related-Party Transactions

The Company is a party to a franchise agreement with Hot Wings Concepts, Inc. for the operation of two Dick’s Wings® restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is the Company’s Chief Executive Officer, sole member of its board of directors, and the beneficial owner of approximately 54% of the Company’s outstanding common stock.  The terms of the franchise agreement are identical to the franchise agreements that the Company has entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts to pay an initial franchise fee to the Company.  The Company generated revenue of $16,497 and $43,525 from the restaurants operated by Hot Wings Concepts during the three- and nine-month periods ended September 30, 2012, respectively, and generated revenue of $14,970 and $37,821 from the restaurants operated by Hot Wings Concepts during the three- and nine-month periods ended September 25, 2011, respectively.

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

In October 2008, the Company entered into a loan agreement with Bank of America for an original principal amount of $338,138 pursuant to which the Company consolidated five separate loans that Bank of America had made to the Company prior to that date.   The loan bore interest at a rate of 7% per annum and required equal monthly payments of principal and interest of $6,711 per month until November 3, 2013.  The loan was secured by substantially all of the Company’s assets and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts.  In February 2010, the Company entered into a Forbearance Agreement with Bank of America pursuant to which the Company agreed to pay $50,000 towards the outstanding balance of the loan and make monthly interest payments until November 15, 2010, at which time the entire loan would become due and payable.  In February 2011, the Company entered into a First Amendment to Forbearance Agreement with Bank of America pursuant to which the Company agreed to make monthly payments of interest only until December 3, 2011, at which time the entire loan would become due and payable, and agreed to pay a forbearance extension fee of $5,000.  In June 2011, Bank of America agreed to accept payments of $2,000 per month to be applied towards the outstanding principal until January 8, 2012, at which time the full balance of the loan must be paid off in full.  The loan is currently in default.

American Restaurant Concepts, Inc.
Notes to Financial Statements
September 30, 2012

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

Note 11.  Change in Control Transaction

On January 27, 2012, Michael Rosenberger, the Chief Executive Officer of the Company, entered into a Stock Sell-Buy Agreement (as amended by those certain addendums dated March 7, 2012, May 1, 2012, May 4, 2012, May 15, 2012, and August 14, 2012, the “Change-in-Control Agreement”) with Seenu G. Kasturi pursuant to which Mr. Rosenberger agreed to sell 15,530,000 shares of the Company’s common stock to Mr. Kasturi in exchange for $500,000 and an undertaking by Mr. Kasturi to pay certain operating expenses on behalf of the Company that are expected to be approximately $66,000 in amount (the “Transaction”).

 The Transaction was expected to close the day after the later to occur of the following: (i) the date the Company’s Quarterly Report on Form 10-Q for its first fiscal quarter ended March 25, 2012 was completed and filed with the SEC, (ii) the date the Company’s Quarterly Report on Form 10-Q for its second fiscal quarter ended June 24, 2012 was completed and filed with the SEC, and (iii) the date the Common Stock was relisted on the Over-the-Counter Bulletin Board.  As of September 30, 2012, the Transaction had not yet closed.

On September 30, 2012, the Shares represented approximately 41.7% of the Company’s outstanding shares of Common Stock.  As a result, the sale of the shares by Mr. Rosenberger to Mr. Kasturi could be deemed to result in a change in control of the Company on the date the Transaction closes.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
September 30, 2012

Note 12.  Judgment in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court, in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty.  The parties had previously entered into a settlement agreement in 2010 resulting in the Company recording a settlement agreement payable of $210,000 as of December 26, 2010.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000.  These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011.  This loss was reflected in settlement agreement payable at September 30, 2012 and December 25, 2011, respectively.

Note 13.  Subsequent Events

There have been no significant subsequent events through the date these financial statements were issued.

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

Overview

We are an established and growing operator and franchisor of Dick’s Wings® restaurants that was formed in April 2000 to develop the Dick’s Wings® franchise.  The franchise is currently comprised of Dick’s Wings & Grill®, which are full service restaurants, and Dick’s Wings Express®, which are limited service restaurants that focus on take-out orders.  We currently have 16 restaurants of which 14 are Dick’s Wings & Grill® full service restaurants and two are Dick’s Wings Express® limited service restaurants.  Of our 16 restaurants, 15 are located in Florida and one is located in Georgia.

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

Financial Results and Outlook

We generated net revenue of $160,527 for the three months ended September 30, 2012 compared to $114,365 for the three months ended September 25, 2011, and increase of more than 40%.  Operating expenses decreased more than 81% to $108,066 for the three months ended September 30, 2012 from $581,682 for the three months ended September 25, 2011.  In addition, net cash provided by operating activities was $840 for the nine months ended September 30, 2012 compared to net cash used by operating activities of $(41,789) for the nine months ended September 25, 2011.  As a result, we achieved net income of $42,375 for the three months ended September 30, 2012 compared to a net loss of $(520,934) for the three months ended September 25, 2011.

We expect our revenue to increase during the next 12 months as we open additional restaurants and generate additional royalties and franchise fees from our new and existing restaurants.  We intend to reduce our liabilities by retiring our outstanding debt, which will decrease, if not eliminate, the interest expense that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with capital-raising initiatives that we plan to complete during the next 12 months, will provide us with the assets and operating results necessary to grow our business at an accelerated rate for the foreseeable future.

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

Comparison of the Three-Month Periods Ended September 30, 2012 and September 25, 2011

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue increased $46,162 to $160,527 for the three-month period ended September 30, 2012 from $114,365 for the three-month period ended September 25, 2011.  The increase of $46,162 was due primarily to increases in franchise fees and other income.  We expect revenue to increase during the next 12 months as we open new restaurants in Florida and other regions of the United States, as we acquire interests in other restaurants located across the country, and as the economy continues to improve in Florida and the rest of the United States.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $424,641 to $20,528 for the three-month period ended September 30, 2012 from $445,169 for the three-month period ended September 25, 2011.  The decrease of $424,641 was due primarily to a decrease of $418,634 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to consultants for various services.  We expect professional fees to increase over the next 12 months as we incur increased legal, accounting and technology fees in connection with the general growth of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense increased $41,233 to $63,393 for the three-month period ended September 30, 2012 from $22,160 for the three-month period ended September 25, 2011.  The increase of $41,233 was due primarily to an increase in the amount of salary and other cash compensation that we paid to our employees.  We expect employee compensation expense to increase over the next 12 months as we attempt to retain additional executive management personnel and other employees in connection with the growth of our business.

General and Administrative Expenses.  General and administrative expenses consist of bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, marketing and advertising expenses, office supplies, rent expense, repairs and maintenance, telephone expense, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses decreased $90,208 to $24,145 for the three-month period ended September 30, 2012 from $114,353 for the three-month period ended September 25, 2011.  The decrease of $90,208 was due primarily to decreases of $58,288 for bad debt expense and $18,683 for bank service charges.  We expect general and administrative expenses to increase over the next 12 months as we continue to incur increased expenses for marketing and advertising, travel, rent, office supplies, insurance and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have.  Interest expense increased $1,898 to $10,086 for the three-month period ended September 30, 2012 from $8,188 for the three-month period ended September 25, 2011.  The increase of $1,898 was due primarily to an increase in the interest rates that we were required to pay on certain of our debt obligations.  We expect interest expense to decrease over the next 12 months as we retire our debt obligations.

Derivative Loss

Derivative loss consists of the non-operating, non-cash income or expense that results from changes in the fair value of the derivative instruments contained in the convertible promissory note that we issued to Asher Enterprises, Inc. (“Asher Enterprises”) in 2011.  We recognized a derivative loss of $45,729 during the three-month period ended September 25, 2011.  We did not incur a derivative loss or gain during the three-month period ended September 30, 2012.  The derivative loss that we recognized during the three-month period ended September 25, 2011 was due primarily to mark to market changes in the value of the derivative liability.  Asher Enterprises converted the remaining balance of the note into shares of our common stock in January 2012.  As a result, we did not recognize any derivative gains or losses during the three-month period ended September 30, 2012, and we do not expect to recognize any further derivative gains or losses for the foreseeable future.

Net Income / (Loss)

We achieved net income of $42,375 for the three-month period ended September 30, 2012 compared to a net loss of $(520,934) for the three-month period ended September 25, 2011.  The difference of $563,309 was due primarily to an increase of $46,162 for revenue and decreases of $424,641 for professional fees and $90,208 for general and administrative expenses.  This was partially offset by an increase of $41,233 for employee compensation.  We expect revenue to increase during the next 12 months as we open new restaurants and begin to generate additional revenue from our new and existing restaurants.  The increase in revenue will be partially offset by greater operating expenses that we expect incur in connection with the general growth of our business and operations.  As the projected growth in our revenue continues to outpace the projected growth in our operating expenses, we expect to continue generating an increasing amount of net income during the next 12 months.

Comparison of the Nine-Month Periods Ended September 30, 2012 and September 25, 2011

Revenue

Revenue increased $36,491 to $364,977 for the nine-month period ended September 30, 2012 from $328,486 for the nine-month period ended September 25, 2011.  The increase of $36,491 was due primarily to an increase in franchise fees and other income.

Operating Expenses

Professional Fees.  Professional fees decreased $349,881 to $135,343 for the nine-month period ended September 30, 2012 from $485,224 for the nine-month period ended September 25, 2011.  The decrease of $349,881 was due primarily to a decrease of $380,711 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to consultants for various services, partially offset by increases in fees paid to technology consultants in connection with the development of our new website.

Employee Compensation Expense.  Employee compensation expense increased $14,171 to $182,613 for the nine-month period ended September 30, 2012 from $168,442 for the nine-month period ended September 25, 2011.  The increase of $14,171 was due primarily to an increase in the amount of salary and other cash compensation that we paid to our employees.

General and Administrative Expenses.  General and administrative expenses decreased $155,938 to $59,696 for the nine-month period ended September 30, 2012 from $215,634 for the nine-month period ended September 25, 2011.  The decrease of $155,938 was due primarily to decreases of $36,454 for travel expenses, $18,620 for bank service charges and $58,288 for bad debt expense, as well as decreases in other miscellaneous general and administrative expenses.

Interest Expense

Interest expense increased $16,814 to $35,571 for the nine-month period ended September 30, 2012 from $18,757 for the nine-month period ended September 25, 2011.  The increase of $16,814 was due primarily to an increase in the amount of debt obligations that we incurred during 2011 and 2012 and the amortization of debt discount thereon, as well as an increase in the interest rates that we were required to pay on certain of our debt obligations.

Derivative Loss

Derivative loss decreased $45,361 to $368 for the nine-month period ended September 30, 2012 from $45,729 for the nine-month period ended September 25, 2011.  The decrease of $45,361 was due primarily to mark to market changes in the value of the derivative liability.

Net Loss

We incurred a net loss of $48,614 for the nine-month period ended September 30, 2012 compared to a net loss of $604,791 for the nine-month period ended September 25, 2011.  The decrease of $556,177 was due primarily to an increase of $36,491 for revenue and decreases of $349,881 for professional fees and $155,938 for general and administrative expenses.

Liquidity and Capital Resources

During the last 12 months, we have funded our operations primarily through internally generated cash flows from our operations and the use of short-term debt.

Net cash provided by operating activities was $840 during the nine-month period ended September 30, 2012 compared to net cash used by operating activities of $(41,789) during the nine-month period ended September 25, 2011.  The difference of $42,629 was due primarily to decreases of $556,177 for net loss, partially offset by decreases of $380,711 for stock compensation expense $43,396 for accounts payable and accrued liabilities, and $45,361 for derivative liabilities.

We did not have any cash flows from investing activities during the nine-month periods ended September 30, 2012 and September 25, 2011.

Net cash provided by financing activities was $50,000 during the nine-month period ended September 30, 2012 compared to $61,000 during the nine-month period ended September 25, 2011.  The $11,000 decrease in cash provided by financing activities was due to a decrease of $27,000 for proceeds from the sale of common stock, partially offset by an increase of $10,000 for proceeds from the issuance of notes payable and a decrease of $6,000 for payments on notes payable.

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

We believe that our current cash resources may not be sufficient to sustain our operations for the next 12 months.  As a result, we may need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  In the event that we need to obtain additional cash resources, we expect to obtain these funds through the issuance of debt and equity securities.  If we raise additional funds by issuing shares of common stock, our stockholders will experience dilution.  If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

As of September 30, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AMERICAN RESTAURANT CONCEPTS, INC.

Date: October 15, 2012	/s/ Michael Rosenberger
Michael Rosenberger
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended