Form 10-K
period 2012-12-30
AMERICAN RESTAURANT CONCEPTS INC
filed 2013-04-01
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number:	000-54226

AMERICAN RESTAURANT CONCEPTS, INC.
(Exact Name of registrant as specified in its charter)

Florida	59-3649554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13453 North Main Street, Suite 206 Jacksonville, FL	32218
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 24, 2012, was $163,456. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of March 27, 2013, 37,208,540 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A.  Risk Factors.”  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 1.  Business.

Overview

We are the operator and franchisor of Dick’s Wings® restaurants formed in April 2000 to develop the Dick’s Wings franchise.  We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. Our restaurants create a welcoming neighborhood atmosphere that includes a multi-media system, a full bar and an open layout that appeals to families and sports fans alike.  Our flexible service model, which provides our guests with the option of ordering at the counter or table, allows our guests to customize their Dick’s Wings experience to meet their time demands, service preferences or the experience they are seeking of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving.  Dick’s Wings restaurants are the place people want to be and where any excuse to get together is a good one.

Current Restaurants

Our franchise is comprised of Dick’s Wings & Grill® restaurants, which are full service restaurants, and Dick’s Wings Express® restaurants, which are limited service restaurants that focus on take-out orders.  As of December 30, 2012, we had 16 restaurants of which 14 were Dick’s Wings & Grill full service restaurants and two were Dick’s Wings Express limited service restaurants.  Of our 16 restaurants, 15 are located in Florida and one is located in Georgia.  All of our restaurants are owned by franchisees.

Our full service restaurants range in size from 3,200 to 6,000 square feet, with an average size of 4,000 square feet for restaurants that have opened in the last three years.  In contrast, our express restaurants range in size from 1,200 to 1,500 square feet, with an average size of 1,300 square feet for express restaurants that have opened in the last three years.  We anticipate that future full service restaurants will range in size from 3,000 to 5,000 square feet with an average cash investment per restaurant by the franchisee of between $450,000 and $675,000, and that future express restaurants will range in size from 1,200 to 1,500 square feet with an average cash investment per restaurant of between $145,000 and $295,000.  We also offer lower cost conversion packages that provide our franchisees with flexibility to convert existing restaurants into a Dick’s Wings restaurant.  Because of this, we expect that some of our restaurants may be smaller or larger or cost more or less than our targeted range.

Dick’s Wings Menu

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

Franchisees

Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the scope of the proposed business relationship.  Franchisees are required to execute a standard franchise agreement prior to opening a Dick’s Wings restaurant.  Our standard franchise agreement provides for, among other things, a one-time $30,000 franchise fee payable upon execution of the agreement, a monthly royalty payment equal to 5% of sales, and, at our request, a contribution to our advertising fund equal to 1% of gross sales.  In addition, franchisees are required to invest 2% of gross sales on local advertising and up to an additional 2% of gross sales for regional co-op advertising.  The initial term of the typical franchise agreement is 10 years with a 10-year renewal option for the franchisee, subject to conditions contained in the franchise agreement.

We also offer area development agreements pursuant to which we grant franchisees the right to open a specified number of Dick’s Wings restaurants within an exclusive development area in accordance with a specified development schedule.  Our area development agreement establishes the number of restaurants that must be developed in a defined geographic area and the deadlines by which these restaurants must open. Franchisees that enter into an area development agreement typically pay an initial fee determined by multiplying $5,000 by the number of restaurants to be opened in the area. The area development agreement can be terminated by us if, among other reasons, the area developer fails to open restaurants on schedule.

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

Restaurant Atmosphere and Layout

Our restaurants create a family-friendly atmosphere that allows our guests the flexibility to customize their dining experience. The inviting and fun environment of our restaurants is created using furnishings that can be easily rearranged to accommodate parties of various sizes.  Our restaurants also feature distinct dining and bar areas with many of the restaurants having patio seating.  We strategically place between 5 and 10 high-definition flat-screen televisions throughout our restaurants to allow for easy viewing.  We tailor the content and volume of our video and audio programming to reflect our guests’ tastes.  We believe the design of our restaurants enhances our guests’ experiences, drives repeat visits, and solidifies the broad appeal of our concept.  Our concept has broad appeal because it attracts customers of all ages, the menu offers a variety of items, and our distinctive sauces allow our guests to customize their experience, appealing to many tastes.  We believe that our distinctive concept, combined with our high-quality food, makes Dick’s Wings appeal to families, children, teenagers and adults of all ages and socio-economic backgrounds.

Branding

We have established our brand through coordinated marketing and operational execution that ensures brand recognition, quality and consistency throughout our concept.  These efforts include marketing programs and advertising to support our restaurants.  We prominently feature our trademark Dick’s Wings insignias, checkered flags, NASCAR memorabilia, televisions and exterior trade dress at our restaurants and as branding for our marketing and advertising materials.  Our concept is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in our restaurants.

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

Marketing and Advertising

We develop marketing programs designed to differentiate our Dick’s Wings restaurants from the restaurants of our competitors and showcase our food and brand in a fun atmosphere.  These efforts include marketing campaigns and advertising to support our restaurants.  The primary goal of these efforts is to build brand awareness throughout the areas where we have restaurants located.  Our marketing and advertising campaigns are also designed to: (i) drive positive same-store sales through additional visits by our existing guests and visits by new guests, (ii) increase margins, (iii) increase average order size, and (iv) support strong restaurant openings.  Given our strategy to be a neighborhood destination, community marketing is a key to driving sales and developing brand awareness in each market.  Our restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with these activities.

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

Many of our direct and indirect competitors are well-established national, regional or local chains that have been in business longer than we have, have greater consumer awareness than we do, and often have substantially greater capital, marketing and human resources than we do.  Due to the continuing difficult operating environment for casual dining restaurants, coupled with continuing pressure on consumer spending for restaurant occasions in general, we expect that our larger chain restaurant competitors will continue to allocate a growing amount of resources to their national media advertising and discounting programs in order to protect their respective market shares.  Notwithstanding this, we believe that our attractive price-value relationship, the atmosphere of our restaurants, our focus on our guests and the quality and distinctive flavor of our food differentiates us from our competitors.

Government Regulation

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning and building requirements.  Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities.  Our franchisees’ licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by our franchisees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of employees or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing and inventory control.  In order to reduce this risk, we have implemented policies, procedures and training to ensure compliance with these regulations.  Restaurant employees are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations.

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

Employees

As of March 22, 2013, we had a total of three employees, all of whom were full-time employees.  We also utilize the services of several consultants.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

We incurred net losses to common shareholders of approximately $350,000 and $1,650,000 for the years ended December 30, 2012 and December 25, 2011, respectively, and had an accumulated deficit of approximately $3,015,000 at December 30, 2012.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 30, 2012 contained a qualification raising a substantial doubt about our ability to continue as a going concern.  We can provide no assurance regarding when, if ever, we will become profitable.  As a result, we may continue to generate losses for the foreseeable future and in the extreme case, discontinue operations.

We will need to raise additional funds in the future to cover our debt obligations and operating expenses, which funds may not be available or, if available, may not be available on acceptable terms.

We have debt obligations of approximately $414,000, of which approximately $341,000 are currently in default.  A summary of the material terms of these debt obligations is set forth under Note 7. Promissory Notes to our audited financial statements beginning on page F-1 of this report.  Our inability to satisfy these obligations upon demand by the lenders thereof may subject us to costly litigation and adversely affect our business, financial condition and results of operations.

Our current cash resources will not be sufficient to sustain our current operations for the next 12 months.  As a result, we will need to raise additional funds during the next 12 months.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, execute upon our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated events.  This may adversely affect our business, financial condition and results of operations and in the extreme case, discontinue operations.

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

To successfully expand our business, we must open new Dick’s Wings restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings.  Similar delays may occur in the future.  Delays in opening new restaurants could hurt our ability to meet our growth objectives, which may negatively affect our results of operations.  We cannot guarantee that we or our franchisees will be able to achieve our expansion goals.  Further, any restaurants that new franchisees open may not achieve operating results similar or better than our existing restaurants.  Our ability to expand successfully will depend on a number of factors, many of which are beyond our control.  These factors include:

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

Our expansion plans depend on opening restaurants in new domestic and international markets where we and our franchisees may have little or no operating experience. We may not be successful in operating our restaurants in new markets on a profitable basis. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the people residing in the new markets, as well as our ability to generate market awareness of the Dick’s Wings brand. Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, if they do at all, thereby affecting their profitability.

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

Our franchisees are independent contractors; they are not our employees and we have limited control over them.  We provide training and support to our franchisees, but the quality of franchised restaurant operations may be diminished if our franchisees do not operate restaurants in a manner consistent with our standards and requirements, or if they do not hire and train qualified managers and other restaurant personnel.  If our franchisees do not adequately manage their restaurants, our image and reputation, and the image and reputation of other franchisees, may suffer materially and franchise-wide sales could significantly decline.  In addition, we may also face potential claims and liabilities due to the acts of our franchisees based on agency or vicarious liability theories.

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

If customers at our restaurants become ill from food-borne illnesses, our franchisees may be forced to temporarily close restaurants, which would adversely affect our sales and profitability.

Maintaining a good reputation and public confidence in the safety of the products we distribute is critical to our business, particularly to selling our products. Anything that damages that reputation or the public’s confidence in our products, whether or not justified, including adverse publicity about the quality, safety or integrity of our products, could quickly affect our revenues and profits. Reports, whether true or not, of food-borne illnesses, such as e-coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis or salmonella, and injuries caused by food tampering could also severely injure our reputation or negatively impact the public’s confidence in our products. If customers at our restaurant become ill from food-borne illnesses, our franchisees could be forced to temporarily close restaurant locations, which would adversely affect our sales and profitability. In addition, instances of food-borne illnesses or food tampering or other health concerns, such as flu epidemics or other pandemics, even those unrelated to the use of our products, or public concern regarding the safety of our products, can result in negative publicity about the food service distribution industry and cause our sales and profitability to decrease dramatically.

Inappropriate or inaccurate posts on social media platforms may cause damage to our brand and consumers’ perception of our restaurants.

Media outlets, including new social media platforms, provide the opportunity for individuals or organizations to publicize inappropriate or inaccurate stories or perceptions about us, our restaurants and the restaurant industry. Such practices have the ability to cause damage to our brand, the industry generally, and consumers’ perceptions of us and may result in negative publicity and adversely affect our financial results.

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

We and our franchisees may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

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

We and our franchisees currently maintain insurance customary for businesses of our size and type.  However, there are types of losses we and our franchisees may incur that cannot be insured against or that we and our franchisees believe are not economically reasonable to insure, such as losses due to natural disasters.  Such damages could have a material adverse effect on our business and results of operations.

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

We are dependent on the continued service of our executive officers, and the loss of any of them may prevent us from successfully executing upon our business plan in a timely manner.

Our success depends upon the continued services of our Chief Executive Officer and Chief Financial Officer, Michael Rosenberger and our Chief Operating Officer, Richard Akam.  Messrs. Rosenberger and Akam may terminate their employment with us at any time without penalty.  We do not maintain key person life insurance policies on any of our executive officers.   The loss of the services of any of our executive officers could seriously harm our business, financial condition or results of operations.  In such an event we may be unable to recruit personnel to replace such officers in a timely manner, or at all, on acceptable terms.

Our franchisees may not be able to attract and retain qualified employees to operate our restaurants.

Our success and the success of our restaurants depends upon the ability of our franchisees to attract, motivate, develop and retain a sufficient number of qualified restaurant employees, including restaurant managers, and hourly employees.  The inability to recruit, develop and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants.  This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us and our franchisees to pay higher wages, harm our profitability.

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

As of March 22, 2013, there were 37,208,540 shares of our common stock outstanding.  Of this amount, 10,472,540 shares were freely tradable without restriction, unless the shares are purchased by our affiliates.  The remaining 26,736,000 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act.  None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting.  During the preparation of our audited financial statements for the year ended December 30, 2012, we identified control deficiencies that have been classified as material weaknesses in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 30, 2012.

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

If we are unable to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

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

Our board of directors currently consists of Michael Rosenberger, who is our Chief Executive Officer, Chief Financial Officer and Secretary, and Fred D. Alexander.  Neither Mr. Rosenberger nor Mr. Alexander is an “independent director” as such term is defined by any of the national securities exchanges or inter-dealer quotation systems.  Our board of directors has not created a separately-designated standing audit committee, and neither Mr. Rosenberger nor Mr. Alexander qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.  Unless we voluntarily elect to fully comply with all of these rules, we will not receive the benefits and protections they were enacted to provide.

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

Our shares of common stock are not listed for trading on a national securities exchange.

Our common stock currently trades on the OTCQB and is not listed for trading on a national securities exchange.  Investments in securities trading on the OTCQB are generally less liquid than investments in securities trading on a national securities exchange.  The failure of our shares to be approved for trading on a national securities exchange may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

An active trading market for our shares of common stock does not currently exists and we can provide no assurance that an active market for our shares of common stock will develop in the future.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded, and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. Investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our Company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

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

William D. Leopold owns approximately 41% of our outstanding common stock and has the ability to exert significant control over our business and affairs, which may prevent us from taking actions that may be favorable to our other stockholders.

As of March 22, 2013, William D. Leopold beneficially owned approximately 41% of our outstanding common stock.  Mr. Leopold acquired such shares from Michael Rosenberger in a private transaction in November 2012. Mr. Leopold has the ability to exert substantial influence over any matters requiring approval by our shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  In addition, pursuant to his agreement with Mr. Rosenberger, beginning on or after June 2, 2013, Mr. Leopold has the right to request that Mr. Rosenberger resign from any and all positions that he holds as a director or employee of the Company.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 1B.  Unresolved Staff Comments.
                  None.

Item 2.  Properties.

Our corporate headquarters is located at 13453 North Main Street, Suite 206, Jacksonville, Florida 32218.  We believe that our corporate headquarters is adequate to support our operations for the next 12 months.

Item 3.  Legal Proceedings.

On May 27, 2011, Summercove, Inc. d/b/a Capodice & Associates filed a complaint against us, our President, Michael Rosenberger and our former Vice President, Robert Shaw in a suit entitled Summercove, Inc. d/b/a/ Capodice & Associates v. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida. On November 30, 2012, we entered into a mediation settlement agreement with the plaintiff, pursuant to which we and Messrs. Rosenberger and Shaw agreed to pay a total of $35,000 in seven monthly installments of $5,000 commencing December 5, 2012.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTCQB under the symbol “ANPZ.”  The first reported trade of our common stock occurred on December 30, 2010. The following table sets forth the range of high and low bid quotations for shares of our common stock for the periods indicated.  The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal Year Ended December 30, 2012

Quarter ended March 25, 2012	$0.05	$0.02

Quarter ended June 24, 2012	$0.05	$0.01

Quarter ended September 30, 2012	$0.25	$0.01

Quarter ended December 30, 2012	$0.30	$0.05

Fiscal Year Ended December 25, 2011

Quarter ended March 27, 2011	$0.51	$0.20

Quarter ended June 26, 2011	$0.35	$0.15

Quarter ended September 25, 2011	$0.25	$0.15

Quarter ended December 25, 2011	$0.25	$0.05

The last reported trading price of our common stock as reported on the OTCQB on March 22, 2013 was $0.0612 per share.

Holders

As of March 22, 2013, the number of shareholders of record of our common stock was 44.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to finance the growth of our business.

Transfer Agent

The transfer agent for our common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Recent Sales of Unregistered Securities

In July 2012, we issued 2,000,000 shares of common stock to a consultant in consideration for services performed for the Company. The securities were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act without payment of commissions to any person. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

In July 2012, we issued an aggregate of 594,000 shares of common stock to consultants in consideration for services performed for the Company. The securities were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act without payment of commissions to any person. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

In July 2012, we issued an aggregate of 298,000 shares of common stock in exchange for stock subscriptions payable. The securities were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act without payment of commissions to any person. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under “Item 1A. Risk Factors” and elsewhere in this report.  See also “Special Note Regarding Forward-Looking Statements” on page 1 of this report. The following should be read in conjunction with our audited financial statements beginning on page F-1 of this report.

Overview

We are the operator and franchisor of Dick’s Wings restaurants formed in April 2000 to develop the Dick’s Wings franchise.  The franchise is currently comprised of Dick’s Wings & Grill, which are full service restaurants, and Dick’s Wings Express, which are limited service restaurants that focus on take-out orders.  We currently have 16 restaurants of which 14 are Dick’s Wings & Grill full service restaurants and two are Dick’s Wings Express limited service restaurants.  Of our 16 restaurants, 15 are located in Florida and one is located in Georgia.

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

Recent Developments

We recently expanded our management team through the addition of Richard Akam who adds significant experience in the franchise industry.  For approximately twenty tears, Mr. Akam served in various roles with Hooters of America, including serving as its president and chief executive officer from 1995 through 2003. He also previously served as chief operating officer of Twin Peaks Restaurants, First Watch Restaurants and Raving Brands.  Mr. Akam will direct operational improvements, growth strategies and provide seasoned expertise in brand development strategies.

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

Financial Results and Outlook

Total revenues were $450,946 for the year ended December 30, 2012 compared to $433,627 for the year ended December 25, 2011, representing an increase of approximately 4%.  Total operating expenses were $710,431 for the year ended December 30, 2012 compared to $1,843,097 for the year ended December 25, 2011, representing a decrease of approximately 61%.  In addition, net loss decreased $1,298,138, or approximately 79%, to $353,832 for the year ended December 30, 2012 from $1,651,970 for the year ended December 25, 2011.

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

Revenue Recognition

Our revenue consists primarily of royalty payments, franchise fees and area development fees that we receive from our franchisees.  We generate revenue by entering into franchise agreements with parties to build and operate restaurants using the Dick’s Wings brand within a defined geographical area.  The agreements have 10-year terms and can be renewed for one additional 10-year term.  We provide the use of our Dick’s Wings trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for franchise fees, development fees and royalties of 5% of a restaurant’s sales.

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

We use the Black-Scholes pricing model to determine the fair value of the stock-based compensation that we grant to employees and non-employees.  The Black-Scholes pricing model takes into consideration such factors as the estimated term of the securities, the conversion or exercise prices of the securities, the volatility of the price of our common stock, interest rates, and the probability that the securities will be converted or exercised to determine the fair value of the securities.  The selection of these criteria requires management’s judgment and may impact our net income or loss.  The computation of volatility is intended to produce a volatility value that is representative of our expectations about the future volatility of the price of our common stock over an expected term.  We used our share price history to determine volatility and cannot predict what the price of our shares of common stock will be in the future.  As a result, the volatility value that we calculated may differ from the actual volatility of the price of our shares of common stock in the future.

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

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-02 simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is more likely than not that the asset is impaired.  This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, however, early adoption is permitted.  We elected not to effect the early adoption of ASU 2012-02 and believe that the adoption of this new guidance will not have a significant impact on our financial statements.

Comparison of the Years Ended December 30, 2012 and December 25, 2011

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue increased $17,319 to $450,946 for the year ended December 30, 2012 from $433,627 for the year ended December 25, 2011.  The increase of $17,319 was due primarily to an increase of $27,516 for franchise fees, partially offset by decrease in royalties.  Our franchise fees were positively impacted by an increase in the number of new restaurants that we opened, while our royalty payments were negatively impacted by our decision to close our underperforming restaurants.  We expect revenue to increase during the next 12 months as we open new restaurants in Florida and other regions located across the country, and as the economy gradually improves.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $999,955 to $326,203 for the year ended December 30, 2012 from $1,326,158 for the year ended December 25, 2011.  The decrease of $999,955 was due primarily to a decrease of $1,139,927 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to consultants for various services, partially offset by an increase in legal and accounting fees.  We expect to incur increased legal, accounting and technology fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense decreased $33,821 to $193,064 for the year ended December 30, 2012 from $226,885 for the year ended December 25, 2011.  The decrease of $33,821 was due primarily to a decrease of $23,527 for salaries and wages.  We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth of our business.

General and Administrative Expenses.  General and administrative expenses consist of bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, office supplies, rent expense, repairs and maintenance, telephone expense, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses decreased $98,890 to $191,164 for the year ended December 30, 2012 from $290,054 for the year ended December 25, 2011.  The decrease of $98,890 was due primarily to decreases of $56,717 for travel expense, $44,731 for bad debt expense and $20,234 for bad debt expense, partially offset by an increase of $27,498 for advertising.  We expect other general and administrative expenses to increase over the next 12 months as incur increasing expenses for advertising, travel, rent, office supplies, insurance and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we incur, and imputed interest on no-interest loans that have been made to us.  Interest expense increased $14,924 to $58,979 for the year ended December 30, 2012 from $44,055 for the year ended December 25, 2011.  The increase of $14,924 was due primarily to an increase of $11,457 in interest on legal judgments that we incurred.  We expect interest expense to decrease over the next 12 months as we begin to retire our debt obligations.

Derivative Gain / Loss

Derivative gain / loss consists of the non-operating, non-cash income or expense that results from changes in the fair value of the derivative instruments contained in the Asher Enterprises convertible promissory note that was outstanding at December 25, 2011.  We recognized a derivative loss of $368 and $3,698 for the years ended December 30, 2012 and December 25, 2011, respectively.  The derivative losses that we recognized during the years ended December 30, 2012 and December 25, 2011 were due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the convertible note during 2011.  Asher Enterprises converted the remaining balance of the convertible promissory note in January 2012.  As a result, we do not expect to incur any derivative gains and losses during 2013.

Loss on Settlement of Legal Proceedings

Loss on settlement of legal proceedings consists of the losses that we incurred for judgments in legal proceedings and settlements of legal proceedings.  We incurred loss on settlement of legal proceedings of $35,000 and $197,116 during the years ended December 30, 2012 and December 25, 2011, respectively.  The loss that we recognized during the year ended December 30, 2012 was incurred in connection with a settlement agreement that we entered into with respect to the legal proceeding entitled Summercove, Inc. d/b/a/ Capodice & Associates v. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida.  The loss that we recognized during the year ended December 25, 2011 was due to a judgment that was rendered against us in November 2011 in the case entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc.

A summary of these legal proceedings, the judgments thereon and the settlements thereof is set forth under Note 12. Judgments in Legal Proceedings in our audited financial statements beginning on page F-1 of this report.   We are not aware of any circumstances that could result in any additional losses on the settlement of legal proceedings in the foreseeable future.

Net Loss

We incurred a net loss of $353,832 during the year ended December 30, 2012 compared to a net loss of $1,651,970 during the year ended December 25, 2011.  The decrease in net loss of $1,298,138 was due primarily to decreases of $999,955 for professional fees, $98,890 for general and administrative expenses, and $159,747 for losses on the settlement of legal proceedings.  We expect our net losses to decrease over the next 12 months as we open additional restaurants and begin to generate additional revenue from our new and existing restaurants.  The decreases in net losses will be partially offset by greater operating expenses that we will incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $110,581 during the year ended December 30, 2012 compared to $70,606 during the year ended December 25, 2011.  The increase of $39,975 for cash used by operating activities was due primarily to decreases of $1,139,927 for stock compensation expense, $162,116 for loss on legal judgement and $72,492 for accounts payable and accrued liabilities, partially offset by a decrease of $1,298,138 for net loss and an increase of $57,044 for accrued liabilities – related party.

We did not have any cash flows from investing activities during the years ended December 30, 2012 and December 25, 2011.

Net cash provided by financing activities was $122,939 during the year ended December 30, 2012 compared to $69,000 for the year ended December 25, 2011.  The $53,939 increase in cash provided by financing activities was due to an increase of $82,939 for the issuance of notes payable and a decrease of $6,000 for payments on notes payable, partially offset by a decrease of $35,000 for proceeds from the sale of common stock.

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

During the year ended December 30, 2012, Blue Victory Holdings, Inc., a Louisiana corporation (“Blue Victory Holdings”), made loans to us for a total of $72,939.  The loans are interest free and payable on demand.  Between December 31, 2012 and March 22, 2013, Blue Victory Holdings made additional loans to us for a total of $52,732.  As of March 22, 2012, Blue Victory Holdings had loaned us a total of $125,671.

To date, our capital needs have been met primarily through the receipt of proceeds received from the issuance of promissory notes and the sale of our equity securities, as well as internally generated cash flows from our operations.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the sale of our notes and securities and our internally generated cash flows to pay virtually all of the costs and expenses that we have incurred.  These costs and expenses have been comprised of our operating expenses, which have consisted of the professional fees, employee compensation expenses, and general and administrative expenses discussed above.

Our current cash resources will not be sufficient to sustain our operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through internally generated cash flows from operating activities, proceeds from the issuance of equity securities and proceeds from the exercise of outstanding warrants.  The issuance of additional equity would result in dilution to our existing shareholders.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations, our ability to execute our business plan, and in the extreme case, discontinue operations.

Off-Balance Sheet Arrangements

As of December 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.  Financial Statements and Supplementary Data.

Our audited financial statements at and for each of the years ended December 30, 2012 and December 25, 2011, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

As of December 30, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled, “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 30, 2012 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that a material weakness existed in the following areas as of December 30, 2012:

1.           During the audit of our financial statements as of and for the years ended December 30, 2012 and December 25, 2011, our independent registered public accounting firm suggested adjusting journal entries that were made by us in connection with the preparation of our audited financial statements.  The SEC has stated that the delivery of adjusting journal entries by an independent registered public accounting firm to a company during the course of an audit creates a presumption that a material weakness in internal controls exists.

2.           Our board of directors is comprised of Michael Rosenberger and Fred Alexander.  Mr. Rosenberger serves as our Chief Executive Officer and Chief Financial Officer and is the owner of Hot Wings Concepts, LLC, a franchisee of two Dick’s Wings restaurants.  Mr. Alexander serves as an officer for Blue Victory Holdings, a company that loaned us $72,939 during the year ended December 30, 2012 and that has loaned us a total of $125,671 as of March 22, 2013.  As a result, there are no independent directors monitoring the actions of our senior management.  One of the responsibilities of a company’s board of directors is to act as an independent source for monitoring the actions of a company’s senior management.  The lack of independent directors on our board of directors constitutes a material weakness in our internal controls.

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

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at December 30, 2012 and December 25, 2011 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 30, 2012 and December 25, 2011 in conformity with GAAP.

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

Item 9B.  Other Information.

The information set forth below is included herewith for the purpose of providing the disclosure required under “Item 1.01 — Entry into a Material Definitive Agreement” and “Item 2.03 — Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K in connection with certain loans extended to the Company during the year ended December 30, 2012.

During the year ended December 30, 2012, Blue Victory Holdings made loans to us for a total of $72,939.  The loans are interest free and payable on demand.  Between December 31, 2012 and March 22, 2013, Blue Victory Holdings made additional loans to us for a total of $52,732.  As of March 22, 2013, Blue Victory Holdings had loaned us a total of $125,671.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Michael Rosenberger	58	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board

Fred D. Alexander	66	Director

Richard Akam	57	Chief Operating Officer

Board of Directors

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

Michael Rosenberger has served as our Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of our board of directors since our formation in April 2000.  He has been President and sole member of the Board of Directors of Moose River Management, Inc. (“Moose River”), the licensor of our trademarks, since its formation in January 2007.  Since 1997, Mr. Rosenberger has been the President and sole member of the board of directors of Hot Wings Concepts, Inc. (“Hot Wings Concepts”), a franchisee of two Dick’s Wings restaurants located in Jacksonville, Florida.   As a result of these and other professional experiences, Mr. Rosenberger possesses particular knowledge and experience in management, operations and finance that strengthen the board’s qualifications, skills and experience.

Fred D. Alexander was appointed to our board of directors in November 2012. Since July 2010, he has served as the Vice President of Business Development for Blue Victory Holdings, Inc., a private equity firm that is focused primarily on the development and management of branded assets, where he is responsible for the identification, acquisition and financing of branded restaurants.  Since July 2007, he has served as the Managing Member and Director of Business Development for Quantum Leap, LLC, a real estate company that he founded that acquires, develops, and manages underperforming properties and other assets.  Mr. Alexander serves as the General Partner of Southern Real Estate, LLP, a real estate company that he founded in August 2002 that acquires, rehabilitates and markets low-income apartment properties, and as the Managing Member and Director of Operations for American Phoenix, LLC, a real estate company that he founded in December 2003 that acquires, developments and markets high-end real estate assets, including apartment buildings, condominiums and shopping centers.  Mr. Alexander obtained his college degree at the University of Louisiana, at Lafayette, and has been a licensed real estate broker since 1972.  Mr. Alexander possesses particular knowledge and experience in management, operations and finance that strengthen the board’s qualifications, skills and experience.

Executive Officers

Michael Rosenberger serves as our Chief Executive Officer, Chief Financial Officer and Secretary.  His principal occupation and business experience are set forth above under “Item 10.  Directors, Executive Officers and Corporate Governance – Board of Directors.”

Richard Akam was appointed to serve as our Chief Operating Officer in January 2013.  Prior to joining us, since September 2012, Mr. Akam served as the chief operating officer of Ker’s Winghouse.  From May 2011 to July 2012, he was the chief operating officer of Twin Peaks Restaurants.  Before this, he served as the chief operating officer of First Watch Restaurants (February 2005 to December 2008) and Raving Brands (October 2003 to February 2005).  Prior to this, for approximately 20 years, he served in various roles with Hooters of America, including serving as its president and chief executive officer from 1995 to 2003.  Mr. Akam is also the founding member of Akam & Associates, LLC, a restaurant consulting firm that has provided consulting services to the restaurant industry since 2009.  Mr. Akam earned a Bachelor of Arts degree from the University of Louisville.

Shareholder Communications

We have not implemented any formal procedures for shareholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at American Restaurant Concepts, Inc., 13453 North Main Street, Suite 206, Jacksonville, FL 32218.  In general, all shareholder communication delivered to the corporate secretary for forwarding to the Board of Directors or specified members of the Board of Directors will be forwarded in accordance with the shareholder’s instructions.  However, the corporate secretary reserves the right to not forward to members of the Board of Directors any abusive, threatening or otherwise inappropriate materials.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions.  Accordingly, our full Board of Directors acts as our audit committee.  In addition, we do not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, serving on our board of directors.  We currently have a small number of employees and have generated only a small amount of revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”  Additionally, our board of directors, acting as our audit committee, has the ability to retain independent accountants or consultants whenever it deems appropriate.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.  A copy of our Code of Business Conduct and Ethics is available without charge upon written request directed to American restaurant Concepts, Inc., Attention: Michael Rosenberger, 13453 North Main Street, Suite 206, Jacksonville, FL 32218.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 30, 2012.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal years ended December 30, 2012 and December 25, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)

Michael Rosenberger	2012	150,000	-0-	-0-	150,000
Chief Executive Officer, Chief Financial Officer and Secretary	2011	100,000	-0-	-0-	100,000

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

Effective January 22, 2013, we entered into an employment agreement with Richard Akam to serve as our Chief Operating Officer.  The employment agreement provides for an annual base salary of $150,000, subject to annual adjustment and discretionary bonuses, plus certain standard and customary fringe benefits.  The initial term of the employment agreement is one year and automatically renews for additional one year terms until terminated by Mr. Akam or us.  We may terminate Mr. Akam at any time for cause.  The agreement provides for the grant to Mr. Akam of shares of our common stock valued at $50,000, based on the last sales price of our common stock as reported by the OTC Bulletin Board on the grant date, so long as he remains continuously employed by us.  Effective on January 1 of each year thereafter, so long as Mr. Akam has been continuously employed by us, we will grant to Mr. Akam shares of our common stock valued at $50,000, based on the average of the last sales prices of shares of our common stock as reported on the OTC Bulletin Board for the month of January of such year.  The employment agreement contains customary provisions prohibiting Mr. Akam, during the term of his employment and for one year thereafter, from disclosing our confidential information, from soliciting our employees and certain other persons, and from competing with us.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors.  We appointed Fred Alexander as a non-employee director to our board of directors in November 2012.  We intend to add additional non-employee directors to our board of directors in the future.  We intend to provide our non-employee directors with remuneration that may consist of one or more of the following: an annual retainer, a fee paid for each board meeting attended, an annual grant of equity compensation and reimbursement for reasonable travel expenses incurred to attend meetings of our board of directors.  We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The named executive officers did not have any stock options or warrants, restricted stock awards or equity incentive plan awards outstanding as of the end of our fiscal year ended December 30, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of March 22, 2013, certain information with respect to the beneficial ownership of each of our executive officers and directors and by each person or group who is known to our management to be the beneficial owner of more than 5% of our common stock.  This table is based upon information supplied by our officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC.  Where information regarding shareholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 22, 2013 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 13453 North Main Street, Suite 206, Jacksonville, FL 32218.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Michael Rosenberger	4,573,000	12.3%

Fred D. Alexander	-0-	0%

Richard Akam	-0-	0%

William D. Leopold II	15,530,000	41.7%

Seenu G. Kasturi 1405 W. Pinhook Rd., Ste 102 Lafayette, LA 70503	2,567,200	6.9%

Phillip J. Rosenberger 110 South Duran St. Jackson, MI 49203	2,000,000	5.4%

All officers and directors as a group (3 persons)	4,573,000	12.3%

(1)  This table has been prepared based on 37,208,540 shares of our common stock outstanding on March 22, 2013.

(2)  Includes (i) 3,000,000 shares held jointly by Mr. Rosenberger and his wife, and (ii) 1,500,000 shares held by Mr. Rosenberger’s wife.

Equity Compensation Plan Information

The following table sets forth information regarding the number of options, warrants, rights and similar securities that were outstanding at December 30, 2012 under equity compensation plans that have not been approved by our shareholders.  None of our securities were outstanding at December 30, 2012 under plans that have been approved by our shareholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	N/A	-0-

Equity compensation plans not approved by security holders:

2011 Stock Incentive Plan	-0-	N/A	-0-

Total	-0-	N/A	-0-

Stock Compensation Plans

In August 2011, we adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan.  Under the plan, 7,500,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, us under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 22, 2013, no shares of our common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, we filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 7,500,000 shares of common stock available for issuance under the plan.

Change in Control Transactions

On November 2, 2012, Michael Rosenberger entered into a Securities Purchase Agreement (the “Agreement”) with William D. Leopold II, pursuant to which Mr. Rosenberger sold 15,530,000 shares of our common stock in exchange for: (i) $500,000, (ii) an undertaking by Mr. Leopold to pay off in full by January 31, 2013 the remaining balance of principal and accrued interest due and payable under that certain Loan Agreement (together with all amendments and addendums thereto) dated October 30, 2008, by and between Bank of America, N.A. and us, and (ii) an undertaking by Mr. Leopold to pay off in full by January 31, 2013, certain other debts that we had.

On November 2, 2012, the shares represented approximately 41.2% of the outstanding shares of common stock.  As a result, the sale of the shares by Mr. Rosenberger to Mr. Leopold could be deemed to have resulted in a change in control of us on the date the transaction closed.

In addition, pursuant to the terms of the agreement, beginning on June 2, 2013, Mr. Leopold has the right to request that Mr. Rosenberger resign from all officer and director positions that he holds with us.  No individuals are designated in the agreement to fill these vacancies, and no individuals have yet been designated by Mr. Leopold to fill these vacancies, if and when they occur.  In the event Mr. Leopold requests that Mr. Rosenberger resign from all officer and director positions with us and appoints other individuals to fill those vacancies, a change in control of us will occur.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We are a party to a franchise agreement with Hot Wings Concepts for the operation of two Dick’s Wings restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is our Chief Executive Officer, Chairman of our board of directors and the beneficial owner of 12.3% of our outstanding common stock.  The terms of the franchise agreement are identical to the franchise agreements that we have entered into with unrelated franchisees, except that we did not require Hot Wings Concepts to pay an initial franchise fee to us.  We generated revenue of $57,878 and $52,681 from the restaurants operated by Hot Wings Concepts during the years ended December 30, 2012 and December 25, 2011, respectively.

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

In October 2008, we entered into a loan agreement with Bank of America for an original principal amount of $338,138 pursuant to which we consolidated five separate loans that Bank of America had made to us prior to that date.   The loan accrued interest at a rate of 7% per annum and required equal monthly payments of principal and interest of $6,711 per month until November 3, 2013.  The loan was secured by substantially all of our assets and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts.  In February 2010, we entered into a Forbearance Agreement with Bank of America pursuant to which we agreed to pay $50,000 towards the outstanding balance of the loan and make monthly interest payments until November 15, 2010, at which time the entire loan would become due and payable.  In February 2011, we entered into a First Amendment to Forbearance Agreement with Bank of America pursuant to which we agreed to make monthly payments of interest only until December 3, 2011, at which time the entire loan will become due and payable, and agreed to pay a forbearance extension fee of $5,000.  In June 2011, Bank of America agreed to accept payments of $2,000 per month to be applied towards the outstanding principal until January 8, 2012, at which time the full balance of the loan must be paid off in full.  The loan is currently in default.

During the year ended December 30, 2012, Blue Victory Holdings, Inc., a Louisiana corporation (“Blue Victory Holdings”), made loans to us for a total of $72,939.  The loans are interest free and payable on demand.  Between December 31, 2012 and March 22, 2013, Blue Victory Holdings made additional loans to us for a total of $52,732.  As of March 22, 2013, Blue Victory Holdings had loaned us a total of $125,671.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  Our board of directors is comprised of Michael Rosenberger and Fred Alexander.  Mr. Rosenberger serves as our Chief Executive Officer and Chief Financial Officer and is the owner of Hot Wings Concepts, LLC, a franchisee of two Dick’s Wings restaurants.  Mr. Alexander serves as an officer for Blue Victory Holdings, a company that loaned us $72,939 during the year ended December 30, 2012 and that has loaned us a total of $125,671 as of March 22, 2013.  Neither Mr. Rosenberger nor Mr. Alexander qualifies as an “independent director” under these rules.  Our board of directors has not created separately-designated standing committees and neither Mr. Rosenberger nor Mr. Alexander is “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 14.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by M&K CPAS, PLLC (“M&K CPAS”) for the audit of our financial statements for our fiscal years ended December 30, 2012 and December 25, 2011, and fees billed for other services rendered by M&K CPAS during such years.

	2012	2011

Audit Fees:	$12,500	$12,500

Audit-Related Fees:	---	---

Tax Fees:	---	---

All Other Fees:	---	---

Total:	$12,500	$12,500

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

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2012 and 2011, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

Item 15.  Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit
3.1
Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1, File No. 333-161792, initially filed with the SEC on September 8, 2009, as amended (the “Registration Statement”))

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement)

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)

10.1	Form of Franchise Agreement between the Company and its franchisees (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.2	Trademark License Agreement, dated July 16, 2007, between the Company and Moose River Management, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement)

10.3	Loan Agreement, dated October 28, 2008, between the Company and Bank of America (incorporated by reference to Exhibit 10.4 to the Registration Statement)

10.4	Forbearance Agreement, dated February 22, 2010, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registration Statement)

10.5	First Amendment to Forbearance Agreement, dated February 3, 2011, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registration Statement)

10.6
Securities Agreement and Mutual Release, dated July 26, 2011, between the Company and James Robert Shaw (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 1, 2011)

10.7
Securities Purchase Agreement, dated May 6, 2011, between the Company and Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the SEC on August 10, 2011)

10.8
Convertible Promissory Note, dated May 6, 2011, between the Company and Asher Enterprises, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on August 10, 2011)

10.9+	Employment Agreement, dated January 1, 2012, between the Company and Michael Rosenberger (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the SEC on July 27, 2012)

10.10
Promissory Note, dated January 6, 2012, between the Company, Raymond H. Oliver and The Carl Collins Trust (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed with the SEC on July 27, 2012)

10.11+	Employment Agreement, dated January 22, 2013, between the Company and Richard Akam (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 28, 2013)

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN RESTAURANT CONCEPTS, INC.

Date: April 1, 2013	By:	/s/ Michael Rosenberger
Michael Rosenberger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Rosenberger	Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board (Principal Executive Officer and Principal Financial and Accounting Officer)
Michael Rosenberger		April 1, 2013

/s/ Fred D. Alexander	Director	April 1, 2013
Fred D. Alexander

American Restaurant Concepts, Inc.
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Restaurant Concepts, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of American Restaurant Concepts, Inc.  (the “Company”) as of December 30, 2012 and December 25, 2011, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Restaurant Concepts, Inc. as of December 30, 2012 and December 25, 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
April 1, 2013

 American Restaurant Concepts, Inc.
 Balance Sheets

	December 30,	December 25,
	2012	2011

Assets

Cash and equivalents	$12,358	$-
Accounts receivable, net	-	2,156

Total current assets	12,358	2,156

Property and equipment, net of accumulated depreciation of $4,674 at December 30, 2012 and December 25, 2011, respectively	-	-

Total assets	$12,358	$2,156

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$295,931	$261,502
Accrued expenses – related party	80,108	11,532
Accrued interest	90,502	49,475
Settlement agreements payable	449,763	407,116
Notes payable – related party	72,939	-
Notes payable – in default	340,664	290,664
Convertible notes payable – net of unamortized discount of $-0- and $2,023 at December 30, 2012 and December 25, 2011, respectively	-	12,977
Derivative liabilities	-	9,443

Total current liabilities	1,329,907	1,042,709

Total liabilities	1,329,907	1,042,709

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 37,208,540 and 33,494,758 shares issued and outstanding at December 30, 2012 and December 25, 2011, respectively	372,086	334,948
Additional paid-in capital	1,235,383	1,165,685
Stock subscriptions payable	90,000	120,000
Accumulated deficit	(3,015,018)	(2,661,186)

Total stockholders’ deficit	(1,317,549)	(1,040,553)

Total liabilities and stockholders’ deficit	$12,358	$2,156

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statements of Operations

	For the Year Ended
	December 30, 2012	December 25, 2011

Revenue:
Net revenue	$393,068	$380,946
Net revenue – related party	57,878	52,681

Total net revenue	450,946	433,627

Operating expenses:
Professional fees	326,203	1,326,158
Employee compensation expense	193,064	226,885
General and administrative expenses	191,164	290,054

Total operating expenses	710,431	1,843,097

Loss from operations	(259,485)	(1,409,470)

Other expense:
Interest expense	(58,979)	(44,055)
Derivative loss	(368)	(3,698)
Loss on settlement of lawsuit	(35,000)	(194,747)

Total other expense	(94,347)	(242,500)

Net loss	$(353,832)	$(1,651,970)

Net loss per share – basic and fully diluted	$(0.01)	$(0.05)

Weighted average number of shares outstanding – basic and fully diluted	35,561,794	32,923,728

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statement of Stockholders’ Deficit

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 26, 2010	35,153,667	$351,537	$(52,203)	$57,000	$(1,009,216)	$(652,882)

Common stock issued for cash	108,000	1,080	10,920	23,000	-	35,000
Common stock issued for services	8,844,000	88,440	1,060,660	40,000	-	1,189,100
Common stock issued upon conversion of promissory notes	909,091	9,091	15,909	-	-	25,000
Common stock returned to company	(11,520,000)	(115,200)	115,200	-	-	-
Settlement of derivative liability	-	-	15,199	-	-	15,199
Net loss	-	-	-	-	(1,651,970)	(1,651,970)

Balance at December 25, 2011	33,494,758	$334,948	$1,165,685	$120,000	$(2,661,186)	$(1,040,553)

Common stock issued for services	2,594,000	25,940	(14,267)	-	-	11,673
Amortization of stock compensation expense	-	-	37,500	-	-	37,500
Common stock issued upon conversion of promissory notes	821,782	8,218	8,382	-	-	16,600
Common stock issued for stock subscriptions payable	298,000	2,980	27,020	(30,000)	-	-
Settlement of derivative liability	-	-	9,811	-	-	9,811
Imputed interest on no-interest loans	-	-	1,252	-	-	1,252
Net loss	-	-	-	-	(353,832)	(353,832)

Balance at December 30, 2012	37,208,540	$372,086	$1,235,383	$90,000	$(3,015,018)	$(1,317,549)

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statements of Cash Flows

	For the Years Ended
	December 30, 2012	December 25, 2011

Cash flows from operating activities

Net loss	$(353,832)	$(1,651,970)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for compensation and amortization of stock compensation expense	49,173	1,189,100
Loss on legal judgment	35,000	197,116
Amortization of debt discount	2,023	18,921
Change in fair value of derivative liability	368	3,698
Imputed interest on no-interest loans	1,252	-
Changes in operating assets and liabilities:
Accounts receivable	2,156	3,802
Accounts payable and accrued liabilities	84,703	157,195
Accrued liabilities – related party	68,576	11,532

Net cash used by operating activities	(110,581)	(70,606)

Cash flows from investing activities

Net cash used by investing activities	-	-

Cash flows from financing activities

Proceeds from sale of common stock	-	35,000
Proceeds from issuance of notes payable	50,000	40,000
Proceeds from issuance of notes payable – related party	72,939	-
Payments on notes payable	-	(6,000)

Net cash provided by financing activities	122,939	69,000

Net increase (decrease) in cash and equivalents	12,358	(1,606)
Cash and equivalents, beginning of period	-	1,606

Cash and equivalents, end of period	$12,358	$-

Supplemental disclosure of cash flow information

Cash paid for interest	-	-
Cash paid for income taxes	-	-

Schedule of non-cash financing activities

Settlement of derivative liability	9,811	15,199
Stock issued upon conversion of notes payable	16,600	25,000
Stock returned to company	-	115,200
Discount on convertible note payable	-	20,944
Stock issued for stock subscriptions payable	30,000	-

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

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

At December 30, 2012, the Company had 16 franchised restaurants of which 14 were Dick’s Wings & Grill® full service restaurants and two were Dick’s Wings Express® limited service restaurants.  Of the 16 franchised restaurants, 15 were located in Florida and one was located in Georgia.  All of the Company’s restaurants are owned and operated by franchisees.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

Fiscal Year

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December.  The fiscal years ended December 30, 2012 and December 25, 2011 were comprised of 53 and 52 weeks, respectively.

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

The Company recognizes the royalties and fees that it receives as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectability is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.   Royalties are accrued as earned and are calculated each period based on restaurant sales.  Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by the Company have been performed.  Area development fees are dependent upon the number of restaurants in the territory, as are the Company’s obligations under the area development agreement.  Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods.

The Company generated revenue of $450,946 and $433,627 during the years ended December 30, 2012 and December 25, 2011, respectively.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents in accordance with ASC Topic 305, Cash and Cash Equivalents.  The Company had cash and cash equivalents of $12,358 at December 30, 2012.  The Company did not have any cash and cash equivalents at December 25, 2011.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

Accounts Receivable

Accounts receivable consists primarily of contractually-determined receivables primarily for franchise fees and royalties from the Company’s franchisees.  Accounts receivable, net of the allowance for doubtful accounts, represents the estimated net realizable value of the Company’s accounts receivable.  Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables and current economic conditions, and are written off when they are deemed uncollectible, all in accordance with ASC Topic 310, Receivables.  The Company had accounts receivable, net of the allowance for doubtful accounts, of $2,156 at December 25, 2011.  The Company did not have any accounts receivable, net of the allowance for doubtful accounts, at December 30, 2012.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.  Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  The Company had property and equipment of $4,674 and accumulated depreciation of $4,674 at December 30, 2012 and December 25, 2011.

Long-Lived Assets

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360.  Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of these assets exceeds the fair value of the assets.  The Company did not have any long-lived assets at December 30, 2012 and December 25, 2011.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

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

Debt Discounts, Deferred Financing Costs and Imputed Interest

The Company accounts for debt discounts and deferred financing costs in accordance with ASC Topic 470, Debt (“ASC 470”).  Debt discounts and deferred financing costs are amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. Total amortization of debt discounts and deferred financing costs amounted to $18,921 for the year ended December 25, 2011.  The Company did not incur any amortization of debt discounts and deferred financing costs for the year ended December 30, 2012.

The Company accounts for imputed interest in accordance with ASC Topic 835, Interest.  During the year ended December 30, 2012, the Company borrowed funds from a related party pursuant to loans that were interest free and payable on demand.  The loans did not have a definite term.  Based upon the interest rates charged to the Company for comparable loans made to the Company in the recent past, the Company applied an imputed interest rate of 8% to the loans.   In addition, since the loans did not have a definite term, the Company was unable to calculate a discount associated with the loans.  As a result, the Company accounted for imputed interest with respect to the loans by recording interest expense as it is incurred.  The Company incurred $1,252 of imputed interest during the year ended December 30, 2012 which resulted in an increase in additional paid-in capital since the interest is not payable.  The Company did not incur any imputed interest during the year ended December 25, 2011.

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

The Company issued a convertible promissory note during the year ended December 25, 2011 and evaluated the terms and conditions of the conversion features contained in the note to determine whether they represent embedded or freestanding derivative instruments under the provisions of ASC 815.  The Company determined that the conversion features contained in the note represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in the note is reflected in the Company’s balance sheet as a liability.  The fair value of the derivative financial instruments in the note was measured at the inception date of the note and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments are recorded as non-operating, non-cash income or expense at each balance sheet date.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

The Company uses the binomial lattice valuation model to value the conversion features in the Company’s convertible promissory note.  The binomial lattice valuation model values the embedded derivatives based on a probability-weighted discounted cash flow model.  This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its rights to convert the note, (iv) the Company exercises its rights to convert the note, and (v) the Company defaults on the note.  The Company used the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, the price of its common stock and specific terms of the note, such as the interest rate and conversion price, that will be in effect when they occur.  Based on the analysis of these factors, the Company used the model to develop a set of potential scenarios.  Probabilities of each scenario occurring during the remaining term of the note are determined based on management’s projections.  These probabilities were used to create a cash flow projection over the term of the note and determine the probability that the projected cash flow will be achieved.  A discounted weighted-average cash flow for each scenario was then calculated and compared to the discounted cash flow of the note without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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
December 30, 2012 and December 25, 2011

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

The Company recognized stock compensation expense of $49,173 and $1,189,100 during the years ended December 30, 2012 and December 25, 2011, respectively.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

Net deferred tax assets consisted of the following components at December 30, 2012 and December 25, 2011, respectively:

	December 30, 2012		December 25, 2011
Deferred tax assets:
Net operating loss carryforwards		$454,317		$352,194

Deferred tax liabilities		---		---

Valuation allowance		(454,317)		(352,194)

Net deferred tax asset	$	---	$	---

The Company had net operating loss carry-forwards of approximately $1,191,663 and $924,395 at December 30, 2012 and December 25, 2011, respectively, that may be offset against future taxable income from the years 2020 through 2030.  No tax benefit has been reported in the December 30, 2012 and December 25, 2011 financial statements because the potential tax benefit is offset by a valuation allowance of the same amount.  The Company had no uncertain tax positions at December 30, 2012 and December 25, 2011.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).   ASU 2011-05 amends ASC Topic 220, Comprehensive Income, to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements.   The guidance became effective for the Company’s fiscal year ending December 30, 2012.  The guidance did not have a material impact on the Company’s financial statements.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (“ASU 2011-08”).  ASU 2011-08 amends ASC Topic 350, Intangibles – Goodwill and Other, to simplify how an entity tests goodwill for impairment.  The guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test.   The guidance became effective for the Company’s fiscal year ending December 25, 2011.  The guidance did not have a material impact on the Company’s financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles—Goodwill and Other (Topic 350), Testing Indefinite Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-02 simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is more likely than not that the asset is impaired.  This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, however, early adoption is permitted.  The Company elected not to effect the early adoption of ASU 2012-02 and believes that the adoption of this new guidance will not have a significant impact on the Company’s financial statements.

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

All of the shares of common stock underlying the warrants that were outstanding at December 30, 2012 and December 25, 2011, and all of the shares of common stock underlying the convertible promissory note that was outstanding at December 25, 2011, were excluded from the computation of diluted net loss per share for the years ended December 30, 2012 and December 25, 2011, respectively, because they were anti-dilutive.  As a result, basic net loss per share was equal to diluted net loss per share for the years ended December 30, 2012 and December 25, 2011.

Note 4.  Derivative Liabilities

As described more fully in Note 2.  Significant Accounting Policies – Derivative Financial Instruments, the Company issued a convertible promissory note during the year ended December 25, 2011 that has conversion features that represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815, and has valued the conversion features in its convertible promissory note under the binomial lattice valuation model.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

The Company’s derivative liabilities were $9,443 at December 25, 2011, resulting in a loss of $3,698 for derivative liabilities during the year ended December 25, 2011.  The Company did not have any derivative liabilities at December 30, 2012, but incurred a loss of $368 for derivative liabilities during the year ended December 30, 2012.  The derivative losses recognized during the years ended December 30, 2012 and December 25, 2011 were due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the convertible promissory note in May 2011.

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 30, 2012 and December 25, 2011, respectively:

Total Derivative Liability
Balance, December 26, 2010	$-0-

Increase in derivative value due to issuances of convertible promissory notes	20,944
Promissory notes converted during period	(15,199)
Changes in fair market value of derivative liabilities	3,698

Balance, December 25, 2011	$9,443

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	(9,811)
Changes in fair market value of derivative liabilities	368

Balance, December 30, 2012	$-0-

Key assumptions used to value the convertible promissory note issued during the year ended December 25, 2011 were: (i) the conversion amounts determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board during the 10 business days immediately preceding the date of conversion, (ii) the projected volatility curve for each valuation period based on the historical volatility of comparable companies, (iii) that an event of default would occur 10% of the time, increasing 1% per month to a maximum of 20%, (iv) that the holder would redeem the note based on the availability of alternative financing, increasing 2% per month to a maximum of 10%, and (v) that the holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.

Note 5.  Fair Value Measurements

As described more fully herein in “Note 2.  Significant Accounting Policies – Derivative Financial Instruments,” the Company issued a convertible promissory note during the year ended December 25, 2011 that has conversion features that represent freestanding derivative instruments that meet the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in the convertible note is reflected in the Company’s balance sheet as a liability.  The fair value of the derivative financial instruments in the convertible note was measured at the inception date of the convertible note and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments were recorded as non-operating, non-cash income or expense at each balance sheet date.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 30, 2012 and December 25, 2011:

	Level 1	Level 2	Level 3
Derivative liabilities -- 2012	$-0-	$-0-	$-0-
Derivative liabilities -- 2011	$-0-	$-0-	$9,443

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 30, 2012 and December 25, 2011:

Derivative Liabilities
Balance, December 26, 2010	$-0-

Purchases, sales, issuances and settlements (net)	9,443

Balance, December 25, 2011	9,443

Purchases, sales, issuances and settlements (net)	(9,443)

Balance, December 30, 2012	$-0-

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

Note 6.  Commitments and Contingencies

Employment Agreements & Arrangements

Effective January 1, 2010, the Company entered into an Amended and Restated Employment, Non-Disclosure and Non-Competition Agreement with Michael Rosenberger to continue serving as the Company’s Chief Executive Officer and to devote a minimum of 1,500 hours per year to the business of the Company.  The agreement was for a term of two years.  The Company agreed to pay Mr. Rosenberger an annual base salary of $100,000 during the term of the agreement.  In the event the Company terminated Mr. Rosenberger’s employment without Cause (as such term was defined in the agreement), the Company was required to continue paying Mr. Rosenberger his salary for the remainder of the term.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

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

Note 7.  Promissory Notes

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $413,603 and $303,641 at December 30, 2012 and December 25, 2011, respectively, of which $340,664 and $290,664 was in default on those dates.  A total of 546,742 shares of common stock were issuable upon conversion of the Company’s outstanding convertible promissory note at December 25, 2011.  The Company did not have any convertible promissory notes outstanding at December 30, 2012.  Accrued interest under the Company’s outstanding promissory notes was $90,502 and $49,475 at December 30, 2012 and December 25, 2011, respectively.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

A summary of the terms of the promissory notes that were outstanding at December 30, 2012 and December 25, 2011, respectively, is provided below.

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
December 30, 2012 and December 25, 2011

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

During the year ended December 30, 2012, Blue Victory Holdings, Inc., a Louisiana corporation (“Blue Victory Holdings”), made loans to the Company for a total of $72,939.  The loans are interest free and payable on demand.  The Company incurred $1,252 of imputed interest during the year ended December 30, 2012 which resulted in an increase in additional paid-in capital since the interest is not payable.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $413,603 and $303,641 at December 30, 2012 and December 25, 2011, respectively, as follows:

	December 30,	December 25,
	2012	2011

Notes payable – related party	$72,939	$-0-

Notes payable – in default	340,664	290,664

Convertible notes payable	-0-	15,000
Less: unamortized discount	-0-	(2,023)
Total	-0-	12,977

Total notes payable, net	$413,603	$303,641

Note 8.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at December 30, 2012 and December 25, 2011, respectively, of which 37,208,540 and 33,494,758 shares of common stock were outstanding at December 30, 2012 and December 25, 2011, respectively.

During the months of February and March 2011, the Company completed a private offering of 338,000 shares of common stock, Class A warrants exercisable into 338,000 shares of common stock and Class B warrants exercisable into 338,000 shares of common stock for aggregate gross proceeds of $35,000.  The shares were sold in units consisting of one share of common stock, one Class A warrant and one Class B warrant.  Each warrant gives the holder the right to purchase one share of common stock.  The Class A warrants had an exercise price of $0.50 per share, were exercisable during the period commencing on the date of grant and ending December 31, 2011, and expired at the end of the exercise period. The Class B warrants have an exercise price of $1.25 per share, are exercisable during the period commencing on the date of grant and ending December 31, 2012, and expire at the end of the exercise period.  As of December 30, 2012 and December 25, 2011, a total of 108,000 shares had been issued.  The remaining 230,000 shares were valued at $23,000 and recorded in stock subscriptions payable.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

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

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

In September 2011, the Company entered into an agreement with a consultant pursuant to which the Company agreed to issue 1,000,000 shares of its common stock to the consultant as payment for services to be performed in accordance with the terms of the agreement.  The shares of common stock are to be issued to the consultant in accordance with the following schedule: (i) 500,000 shares on the effective date of the agreement, (ii) 250,000 shares on the date that is 90 days after the effective date of the agreement, and (iii) 250,000 shares on the date that is 180 days after the effective date of the agreement.  The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $150,000, of which $112,500 was recognized as expense during the year ended December 25, 2011 and the remaining $37,500 was recognized as expense during the year ended December 30, 2012.

In November 2011, Asher Enterprises converted $10,000 of the principal amount of the note into 227,273 shares of the Company’s common stock.  The Company did not recognize any gain or loss in connection with the partial conversion of the note because the conversion was made in accordance with the terms of the note.

In December 2011, the Company issued 2,000,000 shares of common stock to a consultant as payment for services to be performed under a consulting agreement.  The shares were valued at the closing price of the Company’s common stock on the date the agreement was executed for total consideration of $160,000, all of which was recognized as expense during the year ended December 25, 2011.

In December 2011, Asher Enterprises converted an additional $15,000 of the principal amount of the note into 681,818 shares of common stock.  The Company did not recognize any gain or loss in connection with the partial conversion of the note because the conversion was made in accordance with the terms of the note.

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

In July 2012, the Company issued a total of 2,594,000 shares of common stock to several consultants as payment for services.  The shares were valued at the closing price of the Company’s common stock on the date the issuances were approved by the Company’s board of directors for total consideration of $11,673, all of which was recognized as expense during the year ended December 30, 2012.

In July 2012, the Company issued a total of 298,000 shares of common stock to four individuals for stock subscriptions payable.  The Company did not recognize any gain or loss in connection with the issuance of the shares because the shares were issued in accordance with the terms of the previously recorded stock subscriptions payable.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

Note 9.  Stock Options and Warrants

The Company did not issue any stock options exercisable into shares of the Company’s common stock during the years ended December 30, 2012 and December 25, 2011, no stock options were outstanding or exercised during the years ended December 30, 2012 and December 25, 2011, and no stock options were outstanding at December 30, 2012 and December 25, 2011.  Warrants exercisable into a total of 676,000 shares of the Company’s common stock were issued by the Company during the year ended December 25, 2011.  Warrants exercisable into a total of 338,000 and 676,000 shares of the Company’s common stock were outstanding on December 30, 2012 and December 25, 2011, respectively.  No warrants were issued or exercised during the year ended December 30, 2012, and no warrants were exercised during the year ended December 25, 2011.  The weighted average exercise price of the warrants outstanding on December 30, 2012 and December 25, 2011 was $1.25 and $0.875 per share, respectively.  A description of the warrants outstanding on December 30, 2012 and December 25, 2011 is set forth above under Note 8. Capital Stock.

Note 10.  Related-Party Transactions

The Company is a party to a franchise agreement with Hot Wings Concepts, Inc. for the operation of two Dick’s Wings® restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is the Company’s Chief Executive Officer, sole member of its board of directors, and the beneficial owner of approximately 54% of the Company’s outstanding common stock.  The terms of the franchise agreement are identical to the franchise agreements that the Company has entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts to pay an initial franchise fee to the Company.  The Company generated revenue of $57,878 and $52,681 from the restaurants operated by Hot Wings Concepts during the years ended December 30, 2012 and December 25, 2011, respectively.

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
December 30, 2012 and December 25, 2011

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

During the year ended December 30, 2012, Blue Victory Holdings made loans to the Company for a total of $72,939.  The loans are interest free and payable on demand.  Fred Alexander serves as an executive officer of Blue Victory Holdings as well as a director of the Company.

The Company is a party to an employment agreement with Michael Rosenberger and was a party to an employment arrangement with David Eberle.  A total of $80,108 and $11,532 in accrued but unpaid salary was owed to Mr. Rosenberger as of December 30, 2012 and December 25, 2011, respectively.  A description of the agreement and arrangement is set forth herein under “Note 6.  Commitments and Contingencies – Employment Agreements and Arrangements.”

Note 11.  Change in Control Transaction

On November 2, 2012, Michael Rosenberger, the Chief Executive Officer of the Company, entered into a Securities Purchase Agreement (the “SPA”) with William D. Leopold II pursuant to which Mr. Rosenberger sold 15,530,000 shares (the “Leopold Shares”) of the Company’s common stock to Mr. Leopold in exchange for: (i) $500,000, (ii) an undertaking by Mr. Leopold to pay off in full by January 31, 2013 the remaining balance of principal and accrued interest due and payable under that certain Loan Agreement (together with all amendments and addendums thereto) dated October 30, 2008, by and between Bank of America, N.A. and the Company, and (ii) an undertaking by Mr. Leopold to pay off in full by January 31, 2013, certain other debts of the Company (the “Transaction”).

On November 2, 2012, the Leopold Shares represented approximately 41.2% of the outstanding shares of common stock.  As a result, the sale of the Leopold Shares by Mr. Rosenberger to Mr. Leopold could be deemed to have resulted in a change in control of the Company on the date the Transaction closed.

In addition, pursuant to the terms of the SPA, beginning on June 2, 2013, Mr. Leopold has the right to request that Mr. Rosenberger resign from all officer and director positions that he holds with the Company.  No individuals are designated in the SPA to fill these vacancies, and no individuals have yet been designated by Mr. Leopold to fill these vacancies, if and when they occur.  In the event Mr. Leopold requests that Mr. Rosenberger resign from all officer and director positions with the Company and appoints other individuals to fill those vacancies, a change in control of the Company will occur.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

On November 8, 2012, the Company’s board of directors appointed Fred Alexander to serve as a director of the Company.  The appointment of Mr. Alexander to the board of directors was made by the board of directors at the recommendation of Mr. Leopold and was agreed to by Mr. Rosenberger in that certain Acknowledgement of Closing, dated November 2, 2012, executed by Mr. Rosenberger and Mr. Leopold in connection with the closing of the Transaction.

Note 12.  Judgments in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court, in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty.  The parties had previously entered into a settlement agreement in 2010 resulting in the Company recording a settlement agreement payable of $210,000 as of December 26, 2010.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000.  These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011.  This loss was reflected in settlement agreement payable at December 30, 2012 and December 25, 2011.  An additional $11,457 of interest expense was accrued on the outstanding balance of the settlement agreement payable during the year ended December 30, 2012.  This amount was credited to the settlement agreement payable.

On November 30, 2012, a Mediation Settlement Agreement was entered into by and among Summercove, Inc. d/b/a Capodice & Associates, as plaintiff, and the Company, Michael Rosenberger and Robert Shaw, as defendants, with respect to a legal proceeding entitled Summercove, Inc. d/b/a/ Capodice & Associates v. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida.  Under the terms of the agreement, the Company and Messrs. Rosenberger and Shaw agreed to pay a total of $35,000 in seven monthly installments of $5,000 commencing December 5, 2012.  This settlement, together with accrued mediator costs of $1,190, resulted in a total loss from legal proceedings of $36,190 during the year ended December 30, 2012.  This loss was reflected in settlement agreements payable at December 30, 2012.  The Company paid a total of $5,000 of the settlement amount during the year ended December 30, 2012.

Note 13.  Subsequent Events

In January 2013, the Company appointed Richard Akam to serve as its chief operating officer.  In connection therewith, the Company entered into an employment agreement with Mr. Akam pursuant to which it agreed to pay him an annual base salary of $150,000, subject to annual adjustment and discretionary bonuses, plus certain standard and customary fringe benefits.  The initial term of the employment agreement is for one year and automatically renews for additional one year terms until terminated by Mr. Akam or the Company.

American Restaurant Concepts, Inc.
Notes to Financial Statements
December 30, 2012 and December 25, 2011

The employment agreement provides that, on July 22, 2013, the Company will grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam is continuously employed by the Company through that date.  The number of shares of common stock that the Company will issue to Mr. Akam will be calculated based on the last sales price of the Company’s common stock as reported by the OTC Bulletin Board on July 22, 2013.  The employment agreement also provides that the Company will grant Mr. Akam additional shares of its common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by the Company through January 1st of the applicable year.  The number of shares of common stock that the Company will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of the Company’s common stock as reported on the OTC Bulletin Board for the month of January of the applicable year.  The employment agreement also contains customary provisions that provide that, during the term of Mr. Akam’s employment with the Company and for a period of one year thereafter, Mr. Akam is prohibited from disclosing confidential information of the Company, soliciting Company employees and certain other persons, and competing with the Company.

In January 2013, the Company entered into a commercial lease with GGRD II, LLC for its corporate headquarters located at 13453 North Main Street, Jacksonville, Florida pursuant to which the Company leased approximately 1,800 square feet of space.  The lease provides for a fixed monthly rent payment of $1,100 and expires on January 31, 2015.

During the period beginning December 31, 2012 and ending on the date these financial statements were issued, Blue Victory Holdings made additional loans to the Company for a total of $52,732.  The loans are interest free and payable on demand.

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

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.