Form 10-Q
period 2013-03-31
AMERICAN RESTAURANT CONCEPTS INC
filed 2013-05-20
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-54226

AMERICAN RESTAURANT CONCEPTS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3649554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13453 North Main Street, Suite 206 Jacksonville, Florida 32218
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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 37,208,540 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on May 17, 2013.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Restaurant Concepts, Inc.
Balance Sheets

	March 31,	December 30,
	2013	2012
	(Unaudited)

Assets

Cash and equivalents	$33,992	$12,358

Total current assets	33,992	12,358

Property and equipment, net of accumulated depreciation of
$4,674 at March 31, 2013 and December 30, 2012	-	-
Deposits	1,100	-

Total assets	$35,092	$12,358

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$327,178	$295,931
Accrued expenses – related party	92,998	80,108
Accrued interest	10,856	90,502
Advertising fund liabilities	4,951	-
Settlement agreements payable	429,763	449,763
Notes payable – related party	195,652	72,939
Notes payable – in default	61,000	340,664

Total current liabilities	1,122,398	1,329,907

Total liabilities	1,122,398	1,329,907

Stockholders' deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized,
37,208,540 shares issued and outstanding at March 31, 2013 and
December 30, 2012	372,086	372,086
Additional paid-in capital	1,237,013	1,235,383
Stock subscriptions payable	108,785	90,000
Accumulated deficit	(2,805,190)	(3,015,018)

Total stockholders’ deficit	(1,087,306)	(1,317,549)

Total liabilities and stockholders' deficit	$35,092	$12,358

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2013	March 25, 2012

Revenue:
Net revenue	$91,628	$83,836
Net revenue – related party	-	14,247

Total net revenue	91,628	98,083

Operating expenses:
Professional fees	53,694	97,946
Employee compensation expense	93,265	56,080
General and administrative expenses	47,635	22,120

Total operating expenses	194,594	176,146

Loss from operations	(102,966)	(78,063)

Other income / (expense):
Interest expense	(13,118)	(16,227)
Derivative loss	-	(368)
Gain on settlement of debt	320,798	-
Miscellaneous income	5,114	-

Total other income / (expense)	312,794	(16,595)

Net income / (loss)	$209,828	$(94,658)

Net income / (loss) per share – basic and fully diluted	$0.01	$(0.00)

Weighted average number of shares
outstanding – basic and fully diluted	37,208,540	34,181,081

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statement of Stockholders’ Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 30, 2012	37,208,540	$372,086	$1,235,383	$90,000	$(3,015,018)	$(1,317,549)

Common stock issued for services	-	-	-	18,785	-	18,785
Imputed interest on no-interest loans	-	-	1,630	-	-	1,630
Net income	-	-	-	-	209,828	209,828

Balance at March 31, 2013	37,208,540	$372,086	$1,237,013	$108,785	$(2,805,190)	$(1,087,306)

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2013	March 25, 2012

Cash flows from operating activities

Net income / (loss)	$209,828	$(94,658)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for compensation and amortization
of stock compensation expense	18,785	37,500
Amortization of debt discount	-	3,623
Change in fair value of derivative liability	-	368
Imputed interest on no-interest loans	1,630	-
Gain on settlement of debt	(320,798)	-
Changes in operating assets and liabilities:
Accounts receivable	-	(8,141)
Deposits	(1,100)	-
Accounts payable and accrued liabilities	47,686	12,604
Accrued liabilities – related party	12,890	-
Settlement agreements payable	(20,000)	-

Net cash used by operating activities	(51,079)	(48,704)

Cash flows from investing activities

Net cash used by investing activities	-	-

Cash flows from financing activities

Proceeds from issuance of notes payable	-	50,000
Proceeds from issuance of notes payable – related party	122,713	-
Payments on notes payable	(50,000)	-

Net cash provided by financing activities	72,713	50,000

Net increase in cash and equivalents	21,634	1,296
Cash and equivalents, beginning of period	12,358	-

Cash and equivalents, end of period	$33,992	$1,296

Supplemental disclosure of cash flow information

Cash paid for interest	-	-
Cash paid for income taxes	-	-

Schedule of non-cash financing activities

Settlement of derivative liability	-	9,811
Stock issued upon conversion of notes payable	-	15,000
The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
March 31, 2013

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

At March 31, 2013, the Company had 16 franchised restaurants of which 14 were Dick’s Wings & Grill® full service restaurants and two were Dick’s Wings Express® limited service restaurants.  Of the 16 franchised restaurants, 15 were located in Florida and one was located in Georgia.  All of the Company’s restaurants are owned and operated by franchisees.

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

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 30, 2012 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Certain amounts in the financial statements for 2012 have been reclassified to conform to the 2013 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
March 31, 2013

As of March 31, 2013, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012, had not changed materially.

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

The Company did not have any convertible securities outstanding at March 31, 2013.  As a result, basic net income per share was equal to diluted net income per share for the three-month period ended March 31, 2013.

All of the shares of common stock underlying convertible securities that were outstanding at March 25, 2012 were excluded from the computation of diluted net loss per share for the three-month period ended March 25, 2012 because they were anti-dilutive.  As a result, basic net loss per share was equal to diluted net loss per share for the three-month period ended March 25, 2012.

Note 4.  Derivative Liabilities

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

The Company recognized a loss of $368 for derivative liabilities during the three-month period ended March 25, 2012.  The Company did not recognize any gain or loss for derivative liabilities during the three-month period ended March 31, 2013.  The derivative loss incurred during the three-month period ended March 25, 2012 was due primarily to mark to market changes in the value of the derivative liability.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
March 31, 2013

The following is a summary of changes in the fair market value of the derivative liability during the three-month period ended March 31, 2013 and the year ended December 30, 2012, respectively:

Total Derivative Liability

Balance, December 25, 2011	$9,443

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	(9,811)
Changes in fair market value of derivative liabilities	368

Balance, December 30, 2012	$-0-

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	-0-
Changes in fair market value of derivative liabilities	-0-

Balance, March 31, 2013	$-0-

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
March 31, 2013

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2013 and December 30, 2012:

	Level 1	Level 2	Level 3
Derivative liabilities – 2013	$-0-	$-0-	$-0-
Derivative liabilities – 2012	$-0-	$-0-	$-0-

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of March 31, 2013 and December 30, 2012:

Derivative Liabilities
Balance, December 25, 2011	9,443

Purchases, sales, issuances and settlements (net)	(9,443)

Balance, December 30, 2012	$-0-

Purchases, sales, issuances and settlements (net)	-0-

Balance, March 31, 2013	$-0-

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

Note 6.  Commitments and Contingencies

Employment Agreements

On January 1, 2012, the Company entered into an amended and restated employment agreement with Michael Rosenberger pursuant to which Mr. Rosenberger agreed to continue to serve as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary.  The agreement is for a term of two years.  The Company agreed to pay Mr. Rosenberger an annual base salary of $150,000 during the term of the agreement.  In the event Mr. Rosenberger terminates his employment with the Company, or the Company terminates Mr. Rosenberger’s employment without Cause (as such term is defined in the agreement), the Company is required to continue paying Mr. Rosenberger his salary for the remainder of the term.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
March 31, 2013

On January 22, 2013, the Company appointed Richard Akam to serve as its chief operating officer.  In connection therewith, the Company entered into an employment agreement with Mr. Akam pursuant to which it agreed to pay him an annual base salary of $150,000, subject to annual adjustment and discretionary bonuses, plus certain standard and customary fringe benefits.  The initial term of the employment agreement is for one year and automatically renews for additional one year terms until terminated by Mr. Akam or the Company.

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

Notwithstanding the above, and in connection therewith, Mr. Akam agreed that the number of shares that may be earned by him under his employment agreement in connection with any particular grant shall be equal to the lesser of: (i) 500,000 shares of common stock, or (ii) the number of shares of common stock calculated by dividing $50,000 by the closing price of the Company’s common stock on the day immediately preceding the date its obligation to issue the shares to him fully accrues.  Mr. Akam also agreed that in the event the Company is unable to fulfill its obligation to issue all of the shares earned by him with respect to any particular grant because it does not have enough shares of common stock authorized and available for issuance, (i) Mr. Akam will not require the Company to issue more share of common stock than are then authorized and available for issuance by the Company, and (i) the Company may settle any liability to Mr. Akam created as a result thereof in cash.

The employment agreement also contains customary provisions that provide that, during the term of Mr. Akam’s employment with the Company and for a period of one year thereafter, Mr. Akam is prohibited from disclosing confidential information of the Company, soliciting Company employees and certain other persons, and competing with the Company.

Operating Leases

In January 2013, the Company entered into a commercial lease with GGRD II, LLC for its corporate headquarters located at 13453 North Main Street, Jacksonville, Florida pursuant to which the Company leased approximately 1,800 square feet of space.  The lease provides for a fixed monthly rent payment of $1,100 and expires on January 31, 2015.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
March 31, 2013

Note 7.  Promissory Notes

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $256,652 and $413,603 at March 31, 2013 and December 30, 2012, respectively, of which $61,000 and $340,664 was in default on those dates.  Accrued interest under the Company’s outstanding promissory notes was $10,856 and $90,502 at March 31, 2013 and December 30, 2012, respectively.

A summary of the terms of the promissory notes that were outstanding at March 31, 2013 and December 30, 2012, respectively, is provided below.

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

In March 2013, the Company entered into a Settlement and Release Agreement with Bank of America pursuant to which the Company paid $50,000 in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America under the loan agreement originally entered into by the parties in October 2008.  As part of the Settlement and Release Agreement, the Company and the guarantors of the loan, on the one hand, and Bank of America, on the other hand, granted each other a release from any and all current and future claims related to the loan and the loan agreement.  The Company recognized a gain on the settlement of debt of $320,798 in connection therewith during the three-month period ended March 31, 2013.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
March 31, 2013

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

Since January 2012, Blue Victory Holdings, Inc., a Louisiana corporation (“Blue Victory Holdings”), has made loans to the Company for a total of $195,652.  The loans are interest free and payable on demand.  The Company incurred $1,630 of imputed interest during the three month period ended March 31, 2013 which was credited to additional paid-in capital since the interest is not payable.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $256,652 and $413,603 at March 31, 2013 and December 30, 2012, respectively, as follows:

	March 31,	December 30,
	2013	2012

Notes payable – related party	$195,652	$72,939

Notes payable – in default	61,000	340,664

Total notes payable, net	$256,652	$413,603

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
March 31, 2013

Note 8.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at March 31, 2013 and December 30, 2012, respectively, of which 37,208,540 shares of common stock were outstanding at March 31, 2013 and December 30, 2012.

In January 2013, the Company appointed Richard Akam to serve as its chief operating officer.  In connection therewith, the Company entered into an employment agreement with Mr. Aka.  The employment agreement provides in part that on July 22, 2013, the Company will grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam is continuously employed by the Company through that date.  The number of shares of common stock that the Company will issue to Mr. Akam will be calculated based on the last sales price of the Company’s common stock as reported by the OTC Bulletin Board on July 22, 2013.  The Company recognized $18,785 of stock compensation expense in connection therewith during the three-month period ended March 31, 2013, all of which was credited to stock subscriptions payable.

Note 9.  Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three-month period ended March 31, 2013, and no stock options or warrants were outstanding or exercised during the three-month period ended March 31, 2013.

Note 10.  Related-Party Transactions

The Company was a party to a franchise agreement with Hot Wings Concepts, Inc. for the operation of two Dick’s Wings® restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is the Company’s Chief Executive Officer, sole member of its board of directors, and the beneficial owner of approximately 12.3% of the Company’s outstanding common stock.  The terms of the franchise agreement were identical to the franchise agreements that the Company has entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts to pay an initial franchise fee to the Company.  Hot Wings Concepts transferred the ownership rights in the restaurants covered by the franchise agreement to unrelated third parties on or prior to December 30, 2012.  As a result, the Company did not generate any revenue through Hot Wings Concepts during the three-month period ended March 31, 2013.  The Company generated revenue of $14,247 from the restaurants operated by Hot Wings Concepts during the three-month period ended March 25, 2012.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
March 31, 2013

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

Since January 2012, Blue Victory Holdings has made loans to the Company for a total of $195,652.  The loans are interest free and payable on demand.  Fred Alexander serves as an executive officer of Blue Victory Holdings as well as a director of the Company.

The Company is a party to an employment agreement with Michael Rosenberger and Rick Akam.  A total of $87,647 and $4,458 in accrued but unpaid salary was owed to Messrs. Rosenberger and Akam, respectively, as of March 31, 2013. In addition, the Company recorded stock compensation expense in the amount of $18,785 during the three-month period ended March 31, 2013 in connection with the common stock grant provisions of Mr. Akam's employment agreement. A description of the employment agreements is set forth herein under “Note 6.  Commitments and Contingencies – Employment Agreements.”

Note 11.  Judgments in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court, in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty.  The parties had previously entered into a settlement agreement in 2010 resulting in the Company recording a settlement agreement payable of $210,000 as of December 26, 2010.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000.  These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011.  This loss was reflected in settlement agreement payable at December 30, 2012 and December 25, 2011.  An additional $2,810 of interest expense was accrued on the outstanding balance of the settlement agreement payable during the three-month period ended March 31, 2013.  This amount was credited to settlement agreements payable.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
March 31, 2013

On November 30, 2012, a Mediation Settlement Agreement was entered into by and among Summercove, Inc. d/b/a Capodice & Associates, as plaintiff, and the Company, Michael Rosenberger and Robert Shaw, as defendants, with respect to a legal proceeding entitled Summercove, Inc. d/b/a/ Capodice & Associates v. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida.  Under the terms of the agreement, the Company and Messrs. Rosenberger and Shaw agreed to pay a total of $35,000 in seven monthly installments of $5,000 commencing December 5, 2012.  This settlement, together with accrued mediator costs of $1,190, resulted in a total loss from legal proceedings of $36,190 during the year ended December 30, 2012.  This loss was reflected in settlement agreements payable at December 30, 2012.  The Company paid a total of $20,000 of the settlement amount during the three-month period ended March 31, 2013.

Note 13.  Subsequent Events

During the period beginning April 1, 2013 and ending on the date these financial statements were issued, Blue Victory Holdings made additional loans to the Company for a total of $11,582.  The loans are interest free and payable on demand.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 30, 2012.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 30, 2012 and elsewhere in this report.  The following should be read in conjunction with our financial statements beginning on page 1 of this report.

Overview

We are the operator and franchisor of Dick’s Wings restaurants formed in April 2000 to develop the Dick’s Wings franchise.  The franchise is currently comprised of Dick’s Wings & Grill, which are full service restaurants, and Dick’s Wings Express, which are limited service restaurants that focus on take-out orders.  We currently have 17 restaurants of which 15 are Dick’s Wings & Grill full service restaurants and two are Dick’s Wings Express limited service restaurants.  Of our 17 restaurants, 16 are located in Florida and one is located in Georgia.

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

Recent Developments

In January 2013, we expanded our management team through the appointment of Richard Akam as our Chief Operating Officer.  Mr. Akam brings us significant experience in the franchise industry.  For approximately twenty tears, Mr. Akam served in various roles with Hooters of America, including serving as its president and chief executive officer from 1995 through 2003. He also previously served as chief operating officer of Twin Peaks Restaurants, First Watch Restaurants and Raving Brands.  Mr. Akam will direct operational improvements, growth strategies and provide seasoned expertise in brand development strategies.

In March 2013, we entered into a Settlement and Release Agreement with Bank of America pursuant to which we paid $50,000 in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America under the loan agreement originally entered into by the parties in October 2008.  As part of the Settlement and Release Agreement, we and the guarantors of the loan, on the one hand, and Bank of America, on the other hand, granted each other a release from any and all current and future claims related to the loan and the loan agreement.  We recognized a gain on the settlement of debt of $320,798 in connection therewith during the three-months ended March 31, 2013.

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

Financial Results and Outlook

We generated revenue of $91,628 for the three-month period ended March 31, 2013 compared to $98,083 for the three-month period ended March 25, 2012.  The decrease was due primarily to a decrease in vendor rebates and other income that we received, partially offset by an increase in the royalties we received from our franchisees.  Our debt obligations decreased 38% to $256,652 at March 31, 2013 from $413,603 at March 25, 2012 as a result of the settlement of our loan from Bank of America, N.A.  We achieved net income of $209,828, or $0.01 per share, during the three-month period ended March 31, 2013 compared to a net loss of $(94,658), or $(0.00) per share, during the three-month period ended March 25, 2012.

We expect our revenue to increase during the next 12 months as we open additional restaurants and generate additional royalties and franchise fees from our new and existing restaurants.  We intend to continue reducing our outstanding debt which will decrease substantially, if not eliminate, the interest expense that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with capital-raising initiatives that we plan to complete during the next 12 months, will provide us with the assets and operating results necessary to grow rapidly for the foreseeable future.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 30, 2012 under the caption “Item 5.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in our Notes to Financial Statements included therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 30, 2012 under the caption “Item 5.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 31, 2013 and March 25, 2012

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue decreased $6,455 to $91,628 for the three-month period ended March 31, 2013 from $98,083 for the three-month period ended March 25, 2012.  The decrease of $6,455 was due to a decrease of $13,033 for vendor rebates and other income, partially offset by an increase of $6,578 in royalties.  Our royalties were negatively impacted by our decision to close two of our underperforming restaurants during 2012, but was positively impacted by increased sales and operational improvements that we implemented at each of our franchisees’ restaurants.  We expect revenue to increase during the next 12 months as we open new Dick’s Wings restaurants, as we enter into franchise agreements and acquire financial interests in restaurants of other, non-Dick’s Wings brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $44,252 to $53,694 for the three-month period ended March 31, 2013 from $97,946 for the three-month period ended March 25, 2012.  The decrease of $44,252 was due primarily to a decrease of $37,500 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to consultants for various services.  We expect to incur increased legal, accounting and technology fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission.

Employee Compensation Expense.  Employee compensation expense consists of all salaries and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense increased $37,185 to $93,265 for the three-month period ended March 31, 2013 from $56,080 for the three-month period ended March 25, 2012.  The increase of $37,185 was due primarily to an increase of $16,146 for salaries and wages incurred in connection with the hiring of Rick Akam as our Chief Operating Officer and the hiring of other non-executive employees, and an increase of $18,785 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to our executive officers.  We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth of our business.

General and Administrative Expenses.  General and administrative expenses consist of advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, office supplies, rent expense, repairs and maintenance, telephone expense, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses increased $25,515 to $47,635 for the three-month period ended March 31, 2013 from $22,120 for the three-month period ended March 25, 2012.  The increase of $25,515 was due primarily to an increase of $25,447 for investor relations expenses. We expect other general and administrative expenses to increase over the next 12 months as incur increasing expenses for advertising, travel, rent, office supplies, insurance and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we incur, and imputed interest on no-interest loans that have been made to us.  Interest expense decreased $3,109 to $13,118 for the three-month period ended March 31, 2013 from $16,227 for the three-month period ended March 25, 2012.  The decrease of $3,109 was due to a decrease of $5,919 in interest that we incurred on our debt obligations, partially offset by an increase of $2,810 in interest on legal judgments that we incurred.  We expect interest expense to decrease over the next 12 months as a result of the settlement of our loan with Bank of America and our plan to reduce our other debt obligations.

Derivative Loss

Derivative loss consists of the non-operating, non-cash expense that resulted from changes in the fair value of the derivative instruments contained in the convertible promissory note that we issued to Asher Enterprises, Inc. during the year ended December 25, 2011.  We recognized a derivative loss of $368 for the three-month period ended March 25, 2012.  We did not recognize a derivative gain or loss during the three-month period ended March 31, 2013.  The derivative loss that we recognized during the three-month period ended March 25, 2012 was due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the convertible note.  Asher Enterprises converted the remaining balance of the convertible promissory note in January 2012.  As a result, we do not expect to incur any further derivative gains and losses during the next 12 months.

Gain on Settlement of Debt

Gain on the settlement of debt consists of the gain that we recognized in connection with the settlement agreement that we entered into with Bank of America in March 2013.  We recognized gain on the settlement of debt of $320,798 during the three-month period ended March 31, 2013.  We did not recognize any gain on the settlement of debt during the three-month period ended March 25, 2012.  A summary of the terms of the settlement agreement is set forth under Note 7. Promissory Notes in our financial statements beginning on page 5 of this report.  We intend to settle other outstanding debts that we have which could result in the recognition of additional gains and losses on the settlement of debt during the next 12 months.

Net Income / (Loss)

We achieved net income of $209,828 during the three-month period ended March 31, 2013.  We incurred a net loss of $94,658 during the three-month period ended March 25, 2012.  The difference of $304,486 was due primarily to a decrease of $44,252 for professional fees and an increase of $320,798 for gains on the settlement of debt.  This was partially offset by increases of $37,185 for employee compensation expense and $25,515 for general and administrative expenses.  While we generated net income from operations during the three-month period ended March 31, 2013, we may generate additional net losses from operations in the future.  We expect any such net losses to decrease over the next 12 months as we open additional restaurants and begin generating additional revenue from our new and existing restaurants.  The decreases in net losses will be partially offset by greater operating expenses that we will incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating consistent growth in net income from our operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $51,079 during the three-month period ended March 31, 2013 compared to $48,704 during the three-month period ended March 25, 2012.  The increase of $2,375 was due primarily to an increase in gain on the settlement of debt of $320,798 and a decrease in settlement agreements payable of $20,000, partially offset by increases of $304,486 for net income and $35,082 for accounts payable and accrued liabilities.

We did not have any cash flows from investing activities during the three-month periods ended March 31, 2013 and March 25, 2012.

Net cash provided by financing activities was $72,713 during the three-month period ended March 31, 2013 compared to $50,000 for the three-month period ended March 25, 2012.  The increase of $22,713 was due to an increase of $122,713 for proceeds from the issuance of notes payable from related parties, partially offset by an increase in payments on notes payable of $50,000 and a decrease of $50,000 for proceeds from the sale of common stock.

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

During the period beginning January 31, 2012 and ending March 31, 2013, Blue Victory Holdings, Inc., a Louisiana corporation (“Blue Victory Holdings”), made loans to us for a total of $195,652.  The loans are interest free and payable on demand.  Between April 1, 2013 and May 20, 2013, Blue Victory Holdings made additional loans to us for a total of $11,582.  As of May 20, 2013, Blue Victory Holdings had loaned us a total of $207,234.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

As of March 31, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2013, we appointed Richard Akam to serve as our Chief Operating Officer and entered into an employment agreement with respect thereto.  In connection therewith, we agreed to grant Mr. Akam shares of our common stock equal in value to $50,000 on July 22, 2013 if Mr. Akam is continuously employed by us through that date.  The number of shares of common stock that we will issue to Mr. Akam will be calculated based on the last sales price of our common stock as reported by the OTC Bulletin Board on July 22, 2013.  The employment agreement also provides that we will grant Mr. Akam additional shares of our common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by us through January 1st of the applicable year.  The number of shares of common stock that we will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of our common stock as reported on the OTC Bulletin Board for the month of January of the applicable year.  A more detailed description of the employment agreement that we entered into with Mr. Akam is set forth herein under Statements Note 6. Commitments and Contingencies – Employment Agreements of our Notes to Financial Statements.

The right to acquire shares was granted to an accredited investor in a private placement transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6.  Exhibits.

The following exhibits are included herein:

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
________________
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

AMERICAN RESTAURANT CONCEPTS, INC.

Date: May 20, 2013	/s/ Michael Rosenberger
Michael Rosenberger
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
________________
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