Form 10-Q
period 2013-06-30
AMERICAN RESTAURANT CONCEPTS INC
filed 2013-08-12
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-54226

AMERICAN RESTAURANT CONCEPTS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3649554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1405 West Pinhook Road, Suite 102 Lafayette, Louisiana 70503
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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 37,708,540 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on August 9, 2013.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Restaurant Concepts, Inc.
Balance Sheets

	June 30,	December 30,
	2013	2012
	(Unaudited)

Assets

Cash and equivalents	$26,383	$12,358
Accounts receivable, net	2,087	-
Notes receivable, current portion	24,175	-

Total current assets	52,645	12,358

Property and equipment, net of accumulated depreciation of
$4,674 at June 30, 2013 and December 30, 2012	-	-
Deposits	1,100	-
Notes receivable, net of current portion	8,680	-

Total assets	$62,425	$12,358

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$368,230	$295,931
Accrued expenses – related party	122,550	80,108
Accrued interest	8,211	90,502
Advertising fund liabilities	17,044	-
Settlement agreements payable	424,194	449,763
Notes payable – related party	246,693	72,939
Notes payable – in default	61,000	340,664

Total current liabilities	1,247,922	1,329,907

Total liabilities	1,247,922	1,329,907

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized,
37,208,540 shares issued and outstanding at June 30, 2013 and
December 30, 2012	372,086	372,086
Additional paid-in capital	1,240,285	1,235,383
Stock subscriptions payable	133,923	90,000
Accumulated deficit	(2,931,791)	(3,015,018)

Total stockholders’ deficit	(1,185,497)	(1,317,549)

Total liabilities and stockholders’ deficit	$62,425	$12,358

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012

Revenue:
Net revenue	$150,209	$93,586	$241,837	$177,422
Net revenue – related party	-	12,808	-	27,055

Total net revenue	150,209	106,394	241,837	204,477

Operating expenses:
Professional fees	37,316	16,732	89,809	114,678
Employee compensation expense	187,497	62,240	280,725	118,320
General and administrative expenses	49,419	12,738	96,992	34,858

Total operating expenses	274,232	91,710	467,526	267,856

Income / (loss) from operations	(124,023)	14,684	(225,689)	(63,379)

Other income / (expense):
Interest expense	(10,058)	(9,258)	(23,176)	(25,485)
Derivative loss	-	-	-	(368)
Gain on settlement of debt	-	-	320,798	-
Miscellaneous income	6,180	-	11,294	-

Total other income / (expense)	(3,878)	(9,258)	308,916	(25,853)

Net income / (loss)	$(127,901)	$5,426	$83,227	$(89,232)

Net income / (loss) per share – basic and fully diluted	$(0.00)	$0.00	$0.00	$(0.00)

Weighted average number of shares
outstanding – basic and fully diluted	37,208,540	34,316,540	37,208,540	34,248,811

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statement of Stockholders’ Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 30, 2012	37,208,540	$372,086	$1,235,383	$90,000	$(3,015,018)	$(1,317,549)

Common stock issued for services	-	-	-	43,923	-	43,923
Imputed interest on no-interest loans	-	-	4,902	-	-	4,902
Net income	-	-	-	-	83,227	83,227

Balance at June 30, 2013	37,208,540	$372,086	$1,240,285	$133,923	$(2,931,791)	$(1,185,497)

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30, 2013	June 24, 2012

Cash flows from operating activities

Net income / (loss)	$83,227	$(89,232)
Adjustments to reconcile net income / (loss) to net cash
used by operating activities:
Stock issued for compensation and amortization
of stock compensation expense	43,923	37,500
Amortization of debt discount	-	2,023
Change in fair value of derivative liability	-	368
Imputed interest on no-interest loans	4,902	-
Gain on settlement of debt	(320,798)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,087)	(17,645)
Notes receivable	(22,500)	-
Deposits	(1,100)	-
Accounts payable and accrued liabilities	98,186	23,463
Accrued liabilities – related party	42,442	-
Settlement agreements payable	(25,569)	-

Net cash used by operating activities	(99,374)	(43,523)

Cash flows from investing activities

Issuance of notes receivable	(10,507)	-
Repayments of notes receivable	152	-

Net cash used by investing activities	(10,355)	-

Cash flows from financing activities

Proceeds from issuance of notes payable	-	50,000
Proceeds from issuance of notes payable – related party	173,754	-
Payments on notes payable	(50,000)	-

Net cash provided by financing activities	123,754	50,000

Net increase in cash and equivalents	14,025	6,477
Cash and equivalents, beginning of period	12,358	-

Cash and equivalents, beginning of period	$26,383	$6,477

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Settlement of derivative liability	$-	$9,811
Stock issued upon conversion of notes payable	$-	$16,600

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

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

At June 30, 2013, the Company had 17 franchised restaurants of which 15 were Dick’s Wings & Grill® full service restaurants and two were Dick’s Wings Express® limited service restaurants.  Of the 17 franchised restaurants, 16 were located in Florida and one was located in Georgia.  All of the Company’s restaurants are owned and operated by franchisees.

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

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 30, 2012 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Certain amounts in the financial statements for 2012 have been reclassified to conform to the 2013 presentation.  These reclassifications did not result in any change to the previously reported total assets, net income / (loss) or stockholders’ deficit.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

As of June 30, 2013, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012, had not changed materially.

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

The Company did not have any convertible securities outstanding at June 30, 2013.  As a result, basic net income per share was equal to diluted net income per share for the three- and six-month periods ended June 30, 2013.

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

All of the shares of common stock underlying convertible securities that were outstanding at June 24, 2012 were excluded from the computation of diluted net loss per share for the six-month period ended June 24, 2012 because they were anti-dilutive.  As a result, basic net loss per share was equal to diluted net loss per share for the six-month period ended June 24, 2012.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

The Company recognized a loss of $368 for derivative liabilities during the six-month period ended June 24, 2012.  The Company did not recognize any gain or loss for derivative liabilities during the three- or six-month periods ended March 31, 2013, and did not recognize any gain or loss for derivative liabilities during the three-month period ended June 24, 2012.  The derivative loss incurred during the six-month period ended June 24, 2012 was due primarily to mark to market changes in the value of the derivative liability.

The following is a summary of changes in the fair market value of the derivative liability during the six-month period ended June 30, 2013 and the year ended December 30, 2012, respectively:

Total Derivative Liability

Balance, December 25, 2011	$9,443

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	(9,811)
Changes in fair market value of derivative liabilities	368

Balance, December 30, 2012	$-0-

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	-0-
Changes in fair market value of derivative liabilities	-0-

Balance, June 30, 2013	$-0-

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

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

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2013 and December 30, 2012:

	Level 1	Level 2	Level 3
Derivative liabilities – June 30, 2013	$-0-	$-0-	$-0-
Derivative liabilities – December 30, 2012	$-0-	$-0-	$-0-

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of June 30, 2013 and December 30, 2012:

Derivative Liabilities
Balance, December 25, 2011	9,443

Purchases, sales, issuances and settlements (net)	(9,443)

Balance, December 30, 2012	$-0-

Purchases, sales, issuances and settlements (net)	-0-

Balance, June 30, 2013	$-0-

The Company’s other financial instruments consist of cash and equivalents, accounts receivable, notes receivable, accounts payable and notes payable.  The estimated fair value of the cash and equivalents, accounts receivable, notes receivable and accounts payable approximates their respective carrying amounts due to the short-term nature of these instruments.  The estimated fair value of the notes payable also approximates their respective carrying amounts since their terms are similar to those in the lending market for comparable loans with comparable risks.  None of these instruments are held for trading purposes.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

Operating Leases

In January 2013, the Company entered into a commercial lease with GGRD II, LLC for its corporate headquarters located at 13453 North Main Street, Jacksonville, Florida pursuant to which the Company leased approximately 1,800 square feet of space.  The lease provides for a fixed monthly rent payment of $1,100 and expires on January 31, 2015.

Note 7.  Notes Receivable

In May and June 2013, the Company made loans to certain of its franchisees to assist them with the payment of franchise fees owed to the Company and to assist them with the payment of a variety of other business expenses incurred by the franchisees in running their respective restaurants.  The loans are for terms ranging from one year and three years, are payable in monthly installments, and do not require the payment of any interest.  The aggregate principal amount of the loans was $40,507.  Loans in the aggregate amount of $10,507 are secured by equipment, licenses and other assets owned by the respective franchisees.  Payments in the aggregate amount of $7,652 were made against the loans during the three- and six-month periods ended June 30, 2013.  The carrying value of the Company’s outstanding notes receivable was $32,855 at June 30, 2013.  The Company did not have any notes receivable outstanding at December 30, 2012.

A total of $22,500 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees due to the Company.  The remaining balance of $10,355 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue due to the Company.

Note 8.  Promissory Notes

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $307,693 and $413,603 at June 30, 2013 and December 30, 2012, respectively, of which $61,000 and $340,664 was in default on those dates.  Accrued interest under the Company’s outstanding promissory notes was $8,211 and $90,502 at June 30, 2013 and December 30, 2012, respectively.

A summary of the terms of the promissory notes that were outstanding at June 30, 2013 and December 30, 2012, respectively, is provided below.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

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

In March 2013, the Company entered into a Settlement and Release Agreement with Bank of America pursuant to which the Company paid $50,000 in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America under the loan agreement originally entered into by the parties in October 2008.  As part of the Settlement and Release Agreement, the Company and the guarantors of the loan, on the one hand, and Bank of America, on the other hand, granted each other a release from any and all current and future claims related to the loan and the loan agreement.  The Company recognized a gain on the settlement of debt of $320,798 in connection therewith during the six-month period ended June 30, 2013.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

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

Since January 2012, Blue Victory Holdings, Inc., a Louisiana corporation (“Blue Victory Holdings”), has made loans to the Company for a total of $246,693.  The loans are interest free and payable on demand.  The Company incurred $3,272 and $4,902 of imputed interest during the three- and six-month periods ended June 30, 2013, respectively, which was credited to additional paid-in capital since the interest is not payable.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $307,693 and $413,603 at June 30, 2013 and December 30, 2012, respectively, as follows:

	June 30,	December 30,
	2013	2012

Notes payable – related party	$246,693	$72,939

Notes payable – in default	61,000	340,664

Total notes payable, net	$307,693	$413,603

Note 9.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at June 30, 2013 and December 30, 2012, respectively, of which 37,208,540 shares of common stock were outstanding at June 30, 2013 and December 30, 2012.

In January 2013, the Company appointed Richard Akam to serve as its chief operating officer.  In connection therewith, the Company entered into an employment agreement with Mr. Aka.  The employment agreement provides in part that on July 22, 2013, the Company will grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam is continuously employed by the Company through that date.  The number of shares of common stock that the Company will issue to Mr. Akam will be calculated based on the last sales price of the Company’s common stock as reported by the OTC Bulletin Board on July 22, 2013.  The Company recognized $25,138 and $43,923 of stock compensation expense in connection therewith during the three- and six-month periods ended June 30, 2013, all of which was credited to stock subscriptions payable.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

Note 10.  Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- or six-month periods ended June 30, 2013, and no stock options or warrants were outstanding or exercised during the three- or six-month periods ended June 30, 2013.

Note 11.  Related-Party Transactions

The Company was a party to a franchise agreement with Hot Wings Concepts, Inc. for the operation of two Dick’s Wings® restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who is the Company’s Chief Executive Officer, sole member of its board of directors, and the beneficial owner of approximately 12.3% of the Company’s outstanding common stock.  The terms of the franchise agreement were identical to the franchise agreements that the Company has entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts to pay an initial franchise fee to the Company.  Hot Wings Concepts transferred the ownership rights in the restaurants covered by the franchise agreement to unrelated third parties on or prior to December 30, 2012.  As a result, the Company did not generate any revenue through Hot Wings Concepts during the three- or six-month periods ended June 30, 2013.  The Company generated revenue of $12,808 and $27,055 from the restaurants operated by Hot Wings Concepts during the three- and six-month periods ended June 24, 2012.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

Since January 2012, Blue Victory Holdings has made loans to the Company for a total of $246,693.  The loans are interest free and payable on demand.  Fred Alexander serves as an executive officer of Blue Victory Holdings as well as a director of the Company.

The Company is a party to an employment agreement with Michael Rosenberger and Richard Akam.  A total of $122,550 in accrued but unpaid salary was owed to Mr. Rosenberger as of June 30, 2013.  In addition, the Company recorded stock compensation expense in the amount of $25,138 and $43,923 during the three- and six-month periods ended June 30, 2013, respectively, in connection with the common stock grant provisions of Mr. Akam’s employment agreement.  A description of the agreement and arrangement is set forth herein under “Note 6.  Commitments and Contingencies – Employment Agreements.”

Note 12.  Judgments in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court, in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty.  The parties had previously entered into a settlement agreement in 2010 resulting in the Company recording a settlement agreement payable of $210,000 as of December 26, 2010.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000.  These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011.  This loss was reflected in settlement agreement payable at June 30, 2013 and December 30, 2012.  Interest expense in the amount of $2,810 and $5,621 was accrued on the outstanding balance of the settlement agreement payable during the three- and six-month periods ended June 30, 2013, respectively.  These amounts were credited to settlement agreements payable.

On November 30, 2012, a Mediation Settlement Agreement was entered into by and among Summercove, Inc. d/b/a Capodice & Associates, as plaintiff, and the Company, Michael Rosenberger and Robert Shaw, as defendants, with respect to a legal proceeding entitled Summercove, Inc. d/b/a/ Capodice & Associates v. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida.  Under the terms of the agreement, the Company and Messrs. Rosenberger and Shaw agreed to pay a total of $35,000 in seven monthly installments of $5,000 commencing December 5, 2012.  This settlement, together with accrued mediator costs of $1,190, resulted in a total loss from legal proceedings of $36,190 during the year ended December 30, 2012.  This loss was reflected in settlement agreements payable at December 30, 2012.  The Company paid a total of $10,000 and $30,000 of the settlement amount during the three- and six-month periods ended June 30, 2013, respectively.

Note 13.  Subsequent Events

During the period beginning July 1, 2013 and ending on the date these financial statements were issued, Blue Victory Holdings made additional loans to the Company for a total of $92,248.  The loans are interest free and payable on demand.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
June 30, 2013

On July 12, 2013, the Company entered into a Voluntary Resignation and Compensation Agreement, With Exclusive Assignment (the “Separation Agreement”) with Michael Rosenberger, who is the Company’s Chief Executive Officer, and Moose River Management, Inc., a company that is wholly owned by Mr. Rosenberger (“Moose River”).  The Separation Agreement became effective on July 31, 2013.

Under the terms of the Separation Agreement, Mr. Rosenberger agreed to resign from his positions as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and from any and all other employment positions that he has with the Company, and agreed to resign as a member of the board of directors of the Company effective July 31, 2013.  In addition, Moose River agreed to assign to the Company all of the “Dick’s Wings” trademarks (the “Trademarks”) currently being licensed to the Company by Moose River under the Trademark License Agreement (the “License Agreement”) dated July 16, 2007 by and between the Company and Moose River.  The Company agreed to pay Mr. Rosenberger $10,000 in settlement of all compensation and reimbursement due to Mr. Rosenberger arising out of or in connection with his employment with the Company.  In addition, the Company and Mr. Rosenberger agreed to release each other from any and all claims that they may have against each other.  As a result of the execution of the Separation Agreement, the employment agreement entered into by and between the Company and Mr. Rosenberger on January 1, 2012 terminated on July 31, 2013.

On July 12, 2013, the Company and Mr. Rosenberger also entered into a Consulting Agreement For Term (the “Consulting Agreement”) pursuant to which Mr. Rosenberger agreed to assist the Company with its prior business and future business during a term commencing on July 31, 2013 and ending on December 31, 2013.  In return, the Company agreed to pay Mr. Rosenberger $70,000 on July 31, 2013 and to make payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013.  In the event the Company fails to make one or more of these payments to Mr. Rosenberger in the amounts and on the dates specified in the Consulting Agreement, ownership of the Trademarks will revert back to Moose River and the License Agreement will continue in full force and effect.  The Consulting Agreement became effective on July 31, 2013.

On July 22, 2013, the Company issued 500,000 shares of its common stock to Richard Akam pursuant to the terms of the Employment Agreement, dated January 22, 2013, by and between the Company and Mr. Akam.

On July 31, 2013, the Company appointed Richard Akam as its Chief Executive Officer, Chief Financial Officer and Secretary.  The Company and Mr. Akam are a party to that certain Employment Agreement dated January 22, 2013 pursuant to which Mr. Akam agreed to serve as the Chief Operating Officer of the Company.  The Company and Mr. Akam have not amended the Employment Agreement in connection with the above appointments, and Mr. Akam is not receiving any additional compensation in connection with the above appointments.

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

Recent Developments

On July 31, 2013, we appointed Richard Akam as our Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Akam has served as our Chief Operating Officer since January 22, 2013 and brings us significant experience in the franchise industry.  For approximately twenty tears, Mr. Akam served in various roles with Hooters of America, including serving as its president and chief executive officer from 1995 through 2003.  He also previously served as chief operating officer of Twin Peaks Restaurants, First Watch Restaurants and Raving Brands.

Strategy

Our strategy is to grow our company from a primarily Florida-based franchisor of Dick’s Wings restaurants into a leading national brand, and to diversify our business through the addition of new brands that we will franchise.  In furtherance of this, we plan to open franchised restaurants in both new and existing markets in the U.S. and Canada.  In most of our existing markets, we plan to continue to open new franchise restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies.  In new domestic and Canadian markets, we plan to open several restaurants at a time to quickly build our brand awareness.  We believe that we have established the necessary infrastructure and control systems to support our disciplined growth strategy.  We have developed procedures for identifying new opportunities in both domestic and foreign markets, determining our expansion strategy in those markets and identifying sites for franchised restaurants.  We intend to open between 5 and 10 new restaurants in domestic and foreign markets within the next 12 months.

Financial Results and Outlook

We generated revenue of $150,209 for the three-month period ended June 30, 2013 compared to $106,394 for the three-month period ended June 24, 2012, representing an increase of more than 41%.  We generated revenue of $241,837 for the six-month period ended June 30, 2013 compared to $204,477 for the six-month period ended June 24, 2012, representing an increase of more than 18%.  The increases in revenue were due primarily to increases in the royalties that we received from our franchisees and increases in franchise fees.  In addition, our debt obligations decreased more than 25% to $307,693 at June 30, 2013 from $413,603 at December 31, 2012 primarily due to the settlement of our loan from Bank of America, N.A.

We expect our revenue to increase during the next 12 months as we open additional restaurants and generate additional royalties and franchise fees from our new and existing restaurants.  We intend to continue reducing our outstanding debt which will decrease the interest expense that we have been incurring for the past few years.  The combination of increased revenue and reduced debt, coupled with capital-raising initiatives that we plan to complete during the next 12 months, will provide us with the assets and operating results necessary to grow rapidly for the foreseeable future.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 30, 2012 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in our Notes to Financial Statements included therein.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 30, 2012 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended June 30, 2013 and June 24, 2012

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue increased $43,815 to $150,209 for the three-month period ended June 30, 2013 from $106,394 for the three-month period ended June 24, 2012.  The increase of $43,815 was due to increases of $30,312 in royalties received from our franchisees and $30,000 for franchise fees, partially offset by a decrease of $16,497 for other revenue.  Our royalties were positively impacted by increased sales by our franchisees and operational improvements that we implemented at each of our franchisees’ restaurants.  We expect revenue to increase during the next 12 months as we open new Dick’s Wings restaurants, as we enter into franchise agreements and acquire financial interests in restaurants of other, non-Dick’s Wings brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $20,584 to $37,316 for the three-month period ended June 30, 2013 from $16,732 for the three-month period ended June 24, 2012.  The increase of $20,584 was due primarily to an increase in legal, accounting and consulting fees.  We expect to incur increased legal, accounting, technology and other consulting fees during the next 12 months in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense.  Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense increased $125,257 to $187,497 for the three-month period ended June 30, 2013 from $62,240 for the three-month period ended June 24, 2012.  The increase of $125,257 was due primarily to an increase of $78,025 for salaries and wages incurred in connection with the hiring of Rick Akam as our Chief Operating Officer in January 2013 and the hiring of other non-executive employees, an increase of $25,138 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to Mr. Akam, an increase of $10,086 for employee benefits, and an increase of $7,108 for payroll taxes.  We expect employee compensation expense to increase during the next 12 months as we hire additional executive officers and other employees in connection with the growth of our business.

General and Administrative Expenses.  General and administrative expenses consist of advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, investor relations expenses, office supplies, rent expense, repairs and maintenance, telephone expense, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses increased $36,681 to $49,419 for the three-month period ended June 30, 2013 from $12,738 for the three-month period ended June 24, 2012.  The increase of $36,681 was due primarily to increases of $14,528 for advertising, $10,576 for investor relations services and $3,182 for rent.  We expect other general and administrative expenses to increase during the next 12 months as we incur increasing expenses for advertising, travel, rent, office supplies, insurance and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we incur, and imputed interest on no-interest loans that have been made to us.  Interest expense increased $800 to $10,058 for the three-month period ended June 30, 2013 from $9,258 for the three-month period ended March 24, 2012.  The increase of $800 was due primarily to increases of $6,621 for interest that accrued on our settlement agreements payable and $3,272 for imputed interest that we accrued on our no-interest loans, partially offset by a decrease of $9,039 for interest that accrued on our loan with Bank of America.  We expect interest expense to decrease during the next 12 months as a result of the settlement of our loan with Bank of America and our plan to reduce our other debt obligations.

Net Income / (Loss)

We incurred a net loss of $127,901 during the three-month period ended June 30, 2013.  We achieved net income of $5,426 for the three-month period ended June 24, 2012.  The difference of $133,327 was due primarily to increases of $20,584 for professional fees, $125,257 for employee compensation expense and $36,681 for general and administrative expenses.  This was partially offset by an increase of $43,815 for revenue.  We may generate additional net losses from operations during the next 12 months as we incur greater operating expenses in connection with the general growth of our business and operations.  Thereafter, we expect to begin generating consistent growth in net income from operations as we generate an increasing amount of revenue from new and existing restaurants.

Comparison of the Six-Month Periods Ended June 30, 2013 and June 24, 2012

Revenue

Revenue increased $37,360 to $241,837 for the six-month period ended June 30, 2013 from $204,477 for the six-month period ended June 24, 2012.  The increase of $37,360 was due to increases of $36,890 in royalties received from our franchisees and $30,000 for franchise fees, partially offset by a decrease of $29,530 for other revenue.

Operating Expenses

Professional Fees.  Professional fees decreased $24,869 to $89,809 for the six-month period ended June 30, 2013 from $114,678 for the six-month period ended June 24, 2012.  The decrease of $24,869 was due primarily to a decrease in consulting fees.

Employee Compensation Expense.  Employee compensation expense increased $162,405 to $280,725 for the six-month period ended June 30, 2013 from $118,320 for the six-month period ended June 24, 2012.  The increase of $162,405 was due primarily to an increase of $94,171 for salaries and wages incurred in connection with the hiring of Rick Akam as our Chief Operating Officer in January 2013 and the hiring of other non-executive employees, an increase of $43,923 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to Mr. Akam, an increase of $12,406 for employee benefits, and an increase of $5,231 for payroll taxes.

General and Administrative Expenses.  General and administrative expenses increased $62,134 to $96,992 for the six-month period ended June 30, 2013 from $34,858 for the six-month period ended June 24, 2012.  The increase of $62,134 was due primarily to increases of $36,023 for investor relations services, $11,058 for advertising and $6,225 for rent.

Interest Expense

Interest expense decreased $2,309 to $23,176 for the six-month period ended June 30, 2013 from $25,485 for the six-month period ended June 24, 2012.  The decrease of $2,309 was due primarily to a decrease of $9,565 for interest that accrued on our loan with Bank of America, partially offset by increases of $4,902 for imputed interest that we incurred on our no-interest loans and $2,810 for interest that accrued on our settlement agreements payable.

Derivative Loss

Derivative loss consists of the non-operating, non-cash expense that resulted from changes in the fair value of the derivative instruments contained in the convertible promissory note that we issued to Asher Enterprises, Inc. during the year ended December 25, 2011.  We recognized a derivative loss of $368 for the six-month period ended June 24, 2012.  We did not recognize a derivative gain or loss during the six-month period ended June 30, 2013.  The derivative loss that we recognized during the six-month period ended June 24, 2012 was due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the convertible note.  Asher Enterprises converted the remaining balance of the convertible promissory note in January 2012.  As a result, we do not expect to incur any further derivative gains and losses during the next 12 months.

Gain on Settlement of Debt

Gain on the settlement of debt consists of the gain that we recognized in connection with the settlement agreement that we entered into with Bank of America in March 2013.  We recognized gain on the settlement of debt of $320,798 during the six-month period ended June 30, 2013.  We did not recognize any gain on the settlement of debt during the six-month period ended June 24, 2012.  A summary of the terms of the settlement agreement is set forth under Note 8. Promissory Notes in the footnotes to our financial statements beginning on page 5 of this report.  We intend to settle other outstanding debts that we have which could result in the recognition of additional gains and losses on the settlement of debt during the next 12 months.

Net Income / (Loss)

We achieved net income of $83,227 during the six-month period ended June 30, 2013.  We incurred a net loss of $89,232 for the six-month period ended June 24, 2012.  The difference of $172,459 was due primarily to increases of $37,360 for revenue and $320,798 for gain on the settlement of debt, and a decrease of $24,869 for professional fees.  This was partially offset by increases of $162,405 for employee compensation expense and $62,134 for general and administrative expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $99,374 during the six-month period ended June 30, 2013 compared to $43,523 during the six-month period ended June 24, 2012.  The increase of $55,851 was due primarily to increases of $320,798 for gain on the settlement of debt and $22,500 for notes receivable, and a decrease in settlement agreements payable of $25,569.  This was partially offset by increases of $172,459 for net income and $117,165 for accounts payable and accrued liabilities, and a decrease of $15,558 for accounts receivable.

Net cash used by investing activities was $10,355 during the six-month period ending June 30, 2013.  We did not have any cash flows from investing activities during the six-month period ended June 24, 2012.  The increase of $10,355 was due to an increase of $10,507 for the issuance of notes receivable, partially offset by an increase in repayments of notes receivable.

Net cash provided by financing activities was $123,754 during the six-month period ended June 30, 2013 compared to $50,000 during the six-month period ended June 24, 2012.  The increase of $73,754 was due to an increase of $173,754 for proceeds from the issuance of notes payable from related parties, partially offset by an increase of $50,000 for payments on notes payable and a decrease of $50,000 for proceeds from the issuance of notes payable.

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

During the period beginning January 1, 2012 and ending June 30, 2013, Blue Victory Holdings, Inc., a Louisiana corporation (“Blue Victory Holdings”), made loans to us for a total of $246,693.  The loans are interest free and payable on demand.  Between July 1, 2013 and August 9, 2013, Blue Victory Holdings made additional loans to us for a total of $92,248.  As of August 9, 2013, Blue Victory Holdings had loaned us a total of $338,941.

To date, our capital needs have been met primarily through the receipt of proceeds received from the issuance of promissory notes and the sale of our equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the sale of our notes and securities to pay virtually all of the costs and expenses that we have incurred.  These costs and expenses have been comprised primarily of the professional fees, employee compensation expenses, and general and administrative expenses discussed above.

Our current cash resources will not be sufficient to sustain our operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through proceeds from the issuance of debt securities.  We may also obtain these funds through the issuance of equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

As of June 30, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included within Exhibit 101 hereto are furnished and not filed herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RESTAURANT CONCEPTS, INC.

Date: August 12, 2013	/s/ Richard W. Akam
Richard W. Akam
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included within Exhibit 101 hereto are furnished and not filed herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.