Form 10-Q
period 2013-09-29
AMERICAN RESTAURANT CONCEPTS INC
filed 2013-11-13
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 29, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-54226

AMERICAN RESTAURANT CONCEPTS, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3649554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

212 Guilbeau Road Lafayette, Louisiana 70506
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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 5,659,418 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on November 8, 2013.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Restaurant Concepts, Inc.
Balance Sheets

	September 29,	December 30,
	2013	2012
	(Unaudited)

Assets

Cash and equivalents	$6,802	$12,358
Accounts receivable, net	8,893	-
Prepaid expenses	6,500	-
Notes receivable, current portion	16,371	-

Total current assets	38,566	12,358

Property and equipment, net of accumulated depreciation of
$4,674 at September 29, 2013 and December 30, 2012	-	-
Deposits	1,100	-
Notes receivable, net of current portion	7,816	-

Total assets	$47,482	$12,358

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$374,793	$295,931
Accrued expenses – related party	-	80,108
Accrued interest	9,526	90,502
Settlement agreements payable	427,005	449,763
Notes payable – related party	432,287	72,939
Notes payable – in default	61,000	340,664

Total current liabilities	1,304,611	1,329,907

Total liabilities	1,304,611	1,329,907

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized,
5,386,935 and 5,315,506 shares issued and outstanding at
September 29, 2013 and December 30, 2012, respectively	53,869	53,155
Additional paid-in capital	1,810,044	1,554,314
Stock subscriptions payable	111,166	90,000
Accumulated deficit	(3,232,208)	(3,015,018)

Total stockholders’ deficit	(1,257,129)	(1,317,549)

Total liabilities and stockholders’ deficit	$47,482	$12,358

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Revenue:
Net revenue	$121,709	$144,030	$363,546	$321,452
Net revenue – related party	4,000	16,497	4,000	43,525

Total net revenue	125,709	160,527	367,546	364,977

Operating expenses:
Professional fees	149,150	20,528	238,959	135,343
Employee compensation expense	226,615	63,393	507,340	182,613
General and administrative expenses	48,563	24,145	145,554	59,696

Total operating expenses	424,328	108,066	891,853	377,652

Income / (loss) from operations	(298,619)	52,461	(524,307)	(12,675)

Other income / (expense):
Interest expense	(8,118)	(10,086)	(31,295)	(35,571)
Derivative loss	-	-	-	(368)
Gain on settlement of debt	-	-	320,798	-
Other income	6,320	-	17,614	-

Total other income / (expense)	(1,798)	(10,086)	307,117	(35,939)

Net income / (loss)	$(300,417)	$42,375	$(217,190)	$(48,614)

Net income / (loss) per share – basic and fully diluted	$(0.06)	$0.01	$(0.04)	$(0.01)

Weighted average number of shares
outstanding – basic and fully diluted	5,369,666	5,210,153	5,333,559	5,003,800

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statement of Stockholders’ Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 30, 2012	5,315,506	$53,155	$1,554,314	$90,000	$(3,015,018)	$(1,317,549)

Common stock issued for services	71,429	714	49,286	21,166	-	71,166
Imputed interest on no-interest loans	-	-	8,894	-	-	8,894
Settlement of related-party debt	-	-	197,550	-	-	197,550
Net loss	-	-	-	-	(217,190)	(217,190)

Balance at September 29, 2013	5,386,935	$53,869	$1,810,044	$111,166	$(3,232,208)	$(1,257,129)

The accompanying notes are an integral part of these financial statements

 American Restaurant Concepts, Inc.
 Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 29, 2013	September 30, 2012

Cash flows from operating activities

Net loss	$(217,190)	$(48,614)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for compensation and amortization
of stock compensation expense	71,166	44,466
Amortization of debt discount	-	2,023
Change in fair value of derivative liability	-	368
Imputed interest on no-interest loans	8,894	-
Gain on settlement of debt	(320,798)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,893)	(30,950)
Prepaid expenses	(6,500)	-
Notes receivable	(15,000)	-
Deposits	(1,100)	-
Accounts payable and accrued liabilities	89,020	33,547
Accrued liabilities – related party	117,442	-
Settlement agreements payable	(22,758)	-

Net cash (used) / provided by operating activities	(305,717)	840

Cash flows from investing activities

Issuance of notes receivable	(10,507)	-
Repayments of notes receivable	1,320	-

Net cash used by investing activities	(9,187)	-

Cash flows from financing activities

Proceeds from issuance of notes payable	-	50,000
Proceeds from issuance of notes payable – related party	359,348	-
Payments on notes payable	(50,000)	-

Net cash provided by financing activities	309,348	50,000

Net (decrease) / increase in cash and equivalents	(5,556)	50,840
Cash and equivalents, beginning of period	12,358	-

Cash and equivalents, end of period	$6,802	$50,840

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Settlement of derivative liability	$-	$9,811
Stock issued upon conversion of notes payable	$-	$16,600
Stock issud for stock subscription payable	$-	$30,000
Settlement of related-party debt	$197,550	$-

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

Note 1.  Description of Business

American Restaurant Concepts, Inc., a Florida corporation (the “Company”), was incorporated in April 2000.  The Company’s business is focused on the development of the Dick’s Wings® franchise and the acquisition of financial interests in other restaurant franchises.  The Dick’s Wings franchise is currently comprised of Dick’s Wings & Grill®, which are full service restaurants, and Dick’s Wings Express®, which are limited service restaurants that focus on take-out orders. The Company establishes restaurants by entering into franchise agreements with qualified parties and generates revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for franchise fees and royalty payments.

At September 29, 2013, the Company had 16 franchised restaurants of which 15 were Dick’s Wings & Grill full service restaurants and one was a Dick’s Wings Express® limited service restaurants.  Of the 16 franchised restaurants, 15 were located in Florida and one was located in Georgia.  All of the Company’s restaurants are owned and operated by franchisees.

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

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 30, 2012 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three- and nine-month periods ended September 29, 2013 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Certain amounts in the financial statements for 2012 have been reclassified to conform to the 2013 presentation.  In addition, Class A common stock and additional paid-in capital at December 30, 2012 have been reclassified to reflect the one-for-seven reverse stock split that the Company completed on November 4, 2013.  These reclassifications did not result in any change to the previously reported total assets, net income / (loss) or stockholders’ deficit.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

As of September 29, 2013, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012, had not changed materially.

As described in “Note 9.  Capital Stock”, the Company completed a one-for-seven reverse stock split of its shares of common stock on November 4, 2013.  All information set forth in the financial statements and the notes thereto gives effect to the reverse stock split.

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

All of the shares of common stock underlying convertible securities that were outstanding at September 29, 2013 and September 30, 2012 were excluded from the computation of diluted net loss per share for the three- and nine-month periods ended September 29, 2013 and the nine-month period ended September 30, 2012, respectively, because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the three- and nine-month periods ended September 29, 2013 and the nine-month period ended September 30, 2012, respectively.

All of the shares of common stock underlying convertible securities that were outstanding at September 30, 2012 were excluded from the computation of diluted net income per share for the three-month period ended September 30, 2012 because the exercise price of the securities was greater than the average market price of the Company’s common stock during that period.  As a result, basic net income per share was equal to diluted net income per share for the three-month period ended September 30, 2012.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

As described in “Note 9.  Capital Stock”, the Company completed a one-for-seven reverse stock split of its common stock on November 4, 2013.  Accordingly, the net income / (loss) per share, the number of shares outstanding, and the weighted-average number of shares outstanding that are reported in the financial statements and notes thereto for the three- and nine-month periods ended September 29, 2013 and September 30, 2012 are presented on a post-split basis.

Note 4.  Derivative Liabilities

The Company issued a convertible promissory note during the year ended December 25, 2011 that had conversion features that represented freestanding derivative instruments that met the requirements for liability classification under ASC Topic 815, Derivatives and Hedging (“ASC 815”), and valued the conversion features in the note under the binomial lattice valuation model.

The Company recognized a loss of $368 for derivative liabilities during the nine-month period ended September 30, 2012.  The Company did not recognize any gain or loss for derivative liabilities during the three- or nine-month periods ended September 29, 2013, and did not recognize any gain or loss for derivative liabilities during the three-month period ended September 30, 2012.  The derivative loss incurred during the nine-month period ended September 30, 2012 was due primarily to mark to market changes in the value of the derivative liability.

The following is a summary of changes in the fair market value of the derivative liability during the nine-month period ended September 29, 2013 and the year ended December 30, 2012, respectively:

Total Derivative Liability

Balance, December 25, 2011	$9,443

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	(9,811)
Changes in fair market value of derivative liabilities	368

Balance, December 30, 2012	$-0-

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	-0-
Changes in fair market value of derivative liabilities	-0-

Balance, September 29, 2013	$-0-

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

Key assumptions used to value the convertible promissory note issued during the year ended December 25, 2011 were: (i) the conversion amounts determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) during the 10 business days immediately preceding the date of conversion, (ii) the projected volatility curve for each valuation period based on the historical volatility of comparable companies, (iii) that an event of default would occur 10% of the time, increasing 1% per month to a maximum of 20%, (iv) that the holder would redeem the note based on the availability of alternative financing, increasing 2% per month to a maximum of 10%, and (v) that the holder would automatically convert the note at maturity if a registration was effective and the Company was not in default.

Note 5.  Fair Value Measurements

The Company issued a convertible promissory note during the year ended December 25, 2011 that had conversion features that represented freestanding derivative instruments that met the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in the note is reflected in the Company’s balance sheet as a liability.  The fair value of the derivative financial instruments in the note was measured at the inception date of the note and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments were recorded as non-operating, non-cash income or expense at each balance sheet date.

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 29, 2013 and December 30, 2012:

	Level 1	Level 2	Level 3
Derivative liabilities – September 29, 2013	$-0-	$-0-	$-0-
Derivative liabilities – December 30, 2012	$-0-	$-0-	$-0-

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of September 29, 2013 and December 30, 2012:

Derivative Liabilities
Balance, December 25, 2011	9,443

Purchases, sales, issuances and settlements (net)	(9,443)

Balance, December 30, 2012	$-0-

Purchases, sales, issuances and settlements (net)	-0-

Balance, September 29, 2013	$-0-

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

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

Note 6.  Commitments and Contingencies

Employment Agreements

On January 1, 2012, the Company entered into an amended and restated employment agreement with Michael Rosenberger pursuant to which Mr. Rosenberger agreed to continue to serve as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary.  The agreement was for a term of two years.  The Company agreed to pay Mr. Rosenberger an annual base salary of $150,000 during the term of the agreement.  In the event Mr. Rosenberger terminated his employment with the Company, or the Company terminated Mr. Rosenberger’s employment without Cause (as such term is defined in the agreement), the Company was required to continue paying Mr. Rosenberger his salary for the remainder of the term.

On July 12, 2013, the Company entered into a separation agreement with Mr. Rosenberger and Moose River Management, Inc., a company that is wholly owned by Mr. Rosenberger (“Moose River”).  The separation agreement became effective on July 31, 2013.

Under the terms of the separation agreement, Mr. Rosenberger agreed to resign from his positions as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and from any and all other employment positions that he had with the Company, and agreed to resign as a member of the board of directors of the Company, all effective July 31, 2013.  In addition, Moose River agreed to assign to the Company all of the “Dick’s Wings” trademarks (the “Trademarks”) currently being licensed to the Company by Moose River under that certain Trademark License Agreement (the “License Agreement”) dated July 16, 2007 by and between the Company and Moose River.  The Company agreed to pay Mr. Rosenberger $10,000 in settlement of all compensation and reimbursement due to Mr. Rosenberger arising out of or in connection with his employment with the Company.  In addition, the Company and Mr. Rosenberger agreed to release each other from any and all claims that they may have had against each other.  As a result of the execution of the separation agreement, the employment agreement entered into by and between the Company and Mr. Rosenberger on January 1, 2012 terminated on July 31, 2013.  The Company recognized settlement of related-party debt of $197,550 in connection therewith during the three- and nine-month periods ended September 29, 2013, which was credited to additional paid-in capital due to the related-party nature of the transaction.

On July 12, 2013, the Company and Mr. Rosenberger also entered into a consulting agreement pursuant to which Mr. Rosenberger agreed to assist the Company with its prior business and future business during a term commencing July 31, 2013 and ending December 31, 2013.  In return, the Company agreed to pay Mr. Rosenberger $70,000 on July 31, 2013 and to make payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013.  In the event the Company fails to make one or more of these payments to Mr. Rosenberger in the amounts and on the dates specified in the consulting agreement, ownership of the Trademarks will revert back to Moose River and the License Agreement will continue in full force and effect.  The consulting agreement became effective on July 31, 2013.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

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

The employment agreement provides that, on July 22, 2013, the Company will grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam is continuously employed by the Company through that date.  The number of shares of common stock that the Company will issue to Mr. Akam will be calculated based on the last sales price of the Company’s common stock as reported on the OTC Bulletin Board on July 22, 2013.  The employment agreement also provides that the Company will grant Mr. Akam additional shares of its common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by the Company through January 1st of the applicable year.  The number of shares of common stock that the Company will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of the Company’s common stock as reported on the OTC Bulletin Board for the month of January of the applicable year.

Notwithstanding the above, and in connection therewith, Mr. Akam agreed that the number of shares that may be earned by him under his employment agreement in connection with any particular grant shall be equal to the lesser of: (i) 71,429 shares of common stock, or (ii) the number of shares of common stock calculated by dividing $50,000 by the closing price of the Company’s common stock on the day immediately preceding the date the Company’s obligation to issue the shares to him fully accrues.  Mr. Akam also agreed that in the event the Company is unable to fulfill its obligation to issue all of the shares earned by him with respect to any particular grant because it does not have enough shares of common stock authorized and available for issuance, (i) Mr. Akam will not require the Company to issue more shares of common stock than are then authorized and available for issuance by the Company, and (i) the Company may settle any liability to Mr. Akam created as a result thereof in cash.

The employment agreement also contains customary provisions that provide that, during the term of Mr. Akam’s employment with the Company and for a period of one year thereafter, Mr. Akam is prohibited from disclosing confidential information of the Company, soliciting Company employees and certain other persons, and competing with the Company.

On July 22, 2013, the Company issued 71,429 shares of its common stock to Richard Akam pursuant to the terms of the employment agreement.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

On July 31, 2013, the Company appointed Richard Akam as its Chief Executive Officer, Chief Financial Officer and Secretary.  The Company and Mr. Akam did not amend the employment agreement in connection with the above appointments, and Mr. Akam is not receiving any additional compensation in connection with the above appointments.

On August 19, 2013, the Company appointed Daniel Slone as the Company’s Chief Financial Officer.  The Company agreed to pay Mr. Slone an annual base salary of $1.00 in connection with his appointment.  The Company did not enter into an employment agreement with Mr. Slone.  In connection therewith, on August 19, 2013, Richard Akam resigned as the Company’s Chief Financial Officer.  Mr. Akam retained his positions as the Company’s Chief Executive Officer, Chief Operating Officer and Secretary.

Operating Leases

In January 2013, the Company entered into a commercial lease with GGRD II, LLC for its corporate headquarters located at 13453 North Main Street, Jacksonville, Florida pursuant to which the Company leases approximately 1,800 square feet of space.  The lease provides for a fixed monthly rent payment of $1,100 and expires on January 31, 2015.

Note 7.  Notes Receivable

In May and June 2013, the Company made loans to certain of its franchisees to assist them with the payment of franchise fees owed to the Company and to assist them with the payment of a variety of other business expenses incurred by the franchisees in running their respective restaurants.  The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest.  The aggregate principal amount of the loans was $40,507.  Loans in the aggregate amount of $10,507 are secured by equipment, licenses and other assets owned by the respective franchisees.  Payments in the aggregate amount of $8,668 and $16,320 were made against the loans during the three- and nine-month periods ended September 29, 2013.  The carrying value of the Company’s outstanding notes receivable was $24,187 at September 29, 2013.  The Company did not have any notes receivable outstanding at December 30, 2012.

A total of $15,000 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company.  The remaining balance of $9,187 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue due to the Company.

Note 8.  Promissory Notes

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $493,287 and $413,603 at September 29, 2013 and December 30, 2012, respectively, of which $61,000 and $340,664 was in default on those dates.  Accrued interest under the Company’s outstanding promissory notes was $9,526 and $90,502 at September 29, 2013 and December 30, 2012, respectively.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

A summary of the terms of the promissory notes that were outstanding at September 29, 2013 and December 30, 2012, respectively, is provided below.

In October 2008, the Company entered into a loan agreement with Bank of America, N.A. (“Bank of America”) for an original principal amount of $338,138 pursuant to which the Company consolidated five separate loans that Bank of America had made to the Company prior to that date.   The loan bore interest at a rate of 7% per annum and required equal monthly payments of principal and interest of $6,711 per month until November 3, 2013.  The loan was secured by substantially all of the Company’s assets and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts, Inc. (“Hot Wings Concepts”).  In February 2010, the Company entered into a forbearance agreement with Bank of America pursuant to which the Company agreed to pay $50,000 towards the outstanding balance of the loan and make monthly interest payments until November 15, 2010, at which time the entire loan would become due and payable.  In February 2011, the Company entered into an amendment to the forbearance agreement with Bank of America pursuant to which the Company agreed to make monthly payments of interest only until December 3, 2011, at which time the entire loan would become due and payable, and agreed to pay a forbearance extension fee of $5,000.  In June 2011, Bank of America agreed to accept payments of $2,000 per month to be applied towards the outstanding principal until January 8, 2012, at which time the full balance of the loan was required to be paid off in full.

In March 2013, the Company entered into a settlement and release agreement with Bank of America pursuant to which the Company paid $50,000 in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America.  As part of the settlement agreement, the Company and the guarantors of the loan, on the one hand, and Bank of America, on the other hand, granted each other a release from any and all current and future claims related to the loan and the loan agreement.  The Company recognized a gain on the settlement of debt of $320,798 in connection therewith during the nine-month period ended September 29, 2013.

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000.  The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes.  The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term.  These notes are currently in default.

In 2011, the Company entered into a securities purchase agreement with Asher Enterprises, Inc. (“Asher Enterprises”) pursuant to which the Company issued a convertible promissory note to Asher Enterprises for an original principal amount of $40,000 in return for aggregate gross cash proceeds of $40,000.  The note bore interest at a rate of 8% per annum and provided for the payment of all principal and interest on February 9, 2012.  The note was convertible at the election of Asher Enterprises into that number of shares of the Company’s common stock determined by multiplying 55% by the average of the lowest three closing bid prices of the Company’s common stock on the OTC Bulletin Board during the 10 business days immediately preceding the date of conversion, subject to adjustment.  In November 2011, Asher Enterprises converted $10,000 of the principal amount of the note into 32,468 shares of the Company’s common stock.  In December 2011, Asher Enterprises converted an additional $15,000 of the principal amount of the note into 97,403 shares of common stock.  In January 2012, Asher Enterprises converted the remaining $15,000 of the principal amount of the note along with $1,600 of accrued interest into a total of 117,398 shares of common stock in full payment of the remaining principal and interest on the note.  No gain or loss was recognized in connection with any of the conversions because they were made in accordance with the terms of the note.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

In January 2012, the Company issued a promissory note to The Carl Collins Trust for an original principal amount of $50,000 in return for aggregate gross cash proceeds of $50,000.  The note bears interest in an amount equal to $5,000 and provides for the payment of all principal and interest on March 6, 2012.  The note is secured by: (i) all royalties payable to the Company by its franchisees that accrued prior to December 2, 2011, but had not been paid to the Company by January 6, 2012, and (ii) 142,858 shares of the Company’s common stock that had been issued to Raymond H. Oliver.  The note is currently in default.

From January 2012 to September 13, 2013, Blue Victory Holdings, Inc., a Louisiana corporation (“Blue Victory”), made loans to the Company for a total of $415,316.  The loans were interest free and payable on demand.  The Company incurred $3,993 and $8,894 of imputed interest during the three- and nine-month periods ended September 13, 2013, respectively, which was credited to additional paid-in capital since the interest is not payable.

On September 13, 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million.  Under the terms of the loan agreement, Blue Victory agreed to make loans to the Company in such amounts as the Company may request from time to time, provided that the total amount of loans requested in any calendar month may not exceed $150,000.  All loan requests are subject to approval by Blue Victory.  The Company may use the proceeds from the credit facility for general working capital purposes.

The credit facility is unsecured, accrues interest at a rate of six percent per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default (the “Termination Date”).  The outstanding principal balance of the credit facility and any accrued and unpaid interest thereon are payable in full on the Termination Date.  Loans may be prepaid by the Company without penalty and borrowed again at any time prior to the Termination Date.

Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a conversion rate equal to: (i) the closing price of the common stock on the date immediately preceding the conversion date if the common stock is then listed on the OTC Bulletin Board or a national stock exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if the common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of the common stock as determined by the Company and Blue Victory. Notwithstanding the above, in the event the Company does not have adequate shares of common stock authorized and available for issuance to be able to fulfill a conversion request, or the Company would breach its obligations under the rules or regulations of any trading market on which its shares of common stock are then listed if it fulfilled a conversion request, Blue Victory will amend the conversion notice to reduce the amount of principal and/or interest for which the conversion was requested to that amount for which an adequate number of shares of common stock is authorized and available for issuance by the Company.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

As of September 13, 2013, the Company had outstanding loans from Blue Victory that were interest free and payable on demand in the aggregate amount of $415,316.  These loans were converted into loans under the loan agreement.  Accordingly, the outstanding principal amount of the credit facility on September 13, 2013 was $415,316.  The obligation of the Company to pay the outstanding balance of the credit facility is evidenced by a promissory note that was issued by the Company to Blue Victory on September 13, 2013.

As of September 29, 2013, the outstanding principal amount of the credit facility was $432,287.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $493,287 and $413,603 at September 29, 2013 and December 30, 2012, respectively, as follows:

	September 29,	December 30,
	2013	2012

Notes payable – related party	$432,287	$72,939

Notes payable – in default	61,000	340,664

Total notes payable, net	$493,287	$413,603

Note 9.  Capital Stock

On October 24, 2013, the Company filed articles of amendment to its articles of incorporation, as amended, to implement a one-for-seven reverse stock split of its shares of Class A common stock.  The ratio for the reverse stock split was determined by the Company’s board of directors pursuant to the approval of the Company’s stockholders at a special meeting of stockholders that was held on October 21, 2013.  At that meeting, the Company’s stockholders approved a proposal to amend the Company’s articles of incorporation, as amended, to complete a reverse stock split of the Company’s common stock at any whole number ratio of between 1-for-5 and 1-for-50, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse stock split to be determined by the Company’s board of directors, in its discretion, following stockholder approval, but not later than December 31, 2014.  The reverse stock split was completed on November 4, 2013, and the Company’s common stock began trading on the OTC QB market tier of the “pink sheets” maintained by the OTC Markets Group, Inc. on a post-split basis on November 4, 2013.

As a result of the reverse stock split, every seven shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock without any further action on the part of the Company’s stockholders.   The number of shares authorized for issuance and the par value of the shares did not change.  Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.  The reverse stock split did not affect any stockholder’s percentage ownership interest or proportionate voting power or other rights in the Company’s common stock, except to the extent that any stockholder received whole shares in lieu of fractional shares.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

Accordingly, after giving effect to the reverse stock split, the Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at September 29, 2013 and December 30, 2012, respectively, of which 5,386,935 and 5,315,506 shares of common stock were outstanding at September 29, 2013 and December 30, 2012, respectively.

In January 2013, the Company appointed Richard Akam to serve as its chief operating officer.  In connection therewith, the Company entered into an employment agreement with Mr. Akam.  The employment agreement provided in part that on July 22, 2013, the Company would grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam is continuously employed by the Company through that date.  The number of shares of common stock that the Company would issue to Mr. Akam would be calculated based on the last sales price of the Company’s common stock as reported by the OTC Bulletin Board on July 22, 2013.  As described above, the Company completed a one-for-seven reverse stock split of its common stock on November 4, 2013.  On July 22, 2013, after giving effect to the reverse stock split, the Company issued 71,429 shares of common stock to Mr. Akam.  The Company recognized $6,077 and $50,000 of stock compensation expense in connection therewith during the three- and nine-month periods ended September 29, 2013.

The employment agreement between the Company and Mr. Akam also provides that the Company will grant Mr. Akam additional shares of its common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by the Company through January 1st of the applicable year.  The number of shares of common stock that the Company will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of the Company’s common stock as reported on the OTC Bulletin Board for the month of January of the applicable year.  The Company recognized $21,166 of stock compensation expense in connection therewith during the three- and nine-month periods ended September 29, 2013, all of which was credited to stock subscriptions payable.

Note 10.  Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- or nine-month periods ended September 29, 2013, and no stock options or warrants were outstanding or exercised during the three- or nine-month periods ended September 29, 2013.

Note 11.  Related-Party Transactions

The Company was a party to a franchise agreement with Hot Wings Concepts for the operation of two Dick’s Wings restaurants in the Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who served as the Chief Executive Officer of the Company at the time the parties entered into the agreement and throughout the duration of the franchise agreement.  The terms of the franchise agreement were identical to the franchise agreements that the Company has entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts to pay an initial franchise fee to the Company.  Hot Wings Concepts transferred the ownership rights in the restaurants covered by the franchise agreement to unrelated third parties prior to December 30, 2012.  As a result, the Company did not generate any revenue through Hot Wings Concepts during the three- or nine-month periods ended September 29, 2013.  The Company generated revenue of $16,497 and $43,525 from the restaurants operated by Hot Wings Concepts during the three- and nine-month periods ended September 30, 2012.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

In June 2007, the Company entered into a license agreement with Moose River, which is wholly owned by Michael Rosenberger, pursuant to which the Company licenses the U.S. registered trademarks “Dick’s Wings,” “Dick’s Wings & Grill” and design, and “Dick’s Wings Express” and design, and the Florida registered trademark “Dick’s Wings” and design.  The Company paid Moose River $100 as consideration for the license.  The license agreement was for a term of 50 years and was renewable for an additional term of 50 years.  Mr. Rosenberger served as the Chief Executive Officer of the Company at the time the parties entered into the agreement and throughout the duration of the license agreement.  In July 2013, Mr. Rosenberger assigned all of the trademarks to the Company.  A description of the assignment of the trademarks is set forth herein under “Note 6.  Commitments and Contingencies – Employment Agreements.”

The Company was a party to a loan agreement with Bank of America for an original principal amount of $338,138.  The loan was secured by substantially all of the Company’s assets and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts.  Mr. Rosenberger served as the Chief Executive Officer of the Company when the loan agreement was executed and throughout the duration of the loan agreement.  In March 2013, the Company entered into a settlement and release agreement with Bank of America pursuant to which the Company paid $50,000 in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America under the loan agreement.  A description of the loan agreement and the settlement and release agreement is set forth herein under “Note 8.  Promissory Notes.”

In January 2013, the Company entered into an employment agreement with Richard Akam in connection with his appointment as the Company’s Chief Operating Officer.  Mr. Akam currently serves as the Company’s Chief Executive Officer, Chief Operating Officer and Secretary.  A description of the employment agreement is set forth herein under “Note 6.  Commitments and Contingencies – Employment Agreements.”

The Company was a party to an employment agreement with Michael Rosenberger, who served as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of the Company’s board of directors, until July 31, 2013.  In July 2013, the Company entered into a separation agreement and consulting agreement with Mr. Rosenberger in connection with his resignation from all positions with the Company and as a member of the Company’s board of directors.  A description of the employment agreement, separation agreement and consulting agreement is set forth herein under “Note 6.  Commitments and Contingencies – Employment Agreements.”

In July 2013, the Company entered into a sponsorship agreement with the Jacksonville Jaguars, LLC, and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership.  The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions, LLC (“DWG Acquisitions”) in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect.  Seenu G. Kasturi owns 90% of the equity interests in Blue Victory, all of the equity interests in DWG Acquisitions, and approximately 6.7% of the Company’s common stock.  Fred Alexander serves as an executive officer of Blue Victory as well as a director of the Company, and Daniel Slone serves as the controller of Blue Victory and as the Chief Financial Officer of the Company.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

In September, 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million.  The Company had total loans of $432,287 outstanding under the credit facility as of September 29, 2013.  Fred Alexander serves as an executive officer of Blue Victory as well as a director of the Company, and Daniel Slone serves as the controller of Blue Victory and as the Chief Financial Officer of the Company.  A description of the loan agreement is set forth herein under “Note 8.  Promissory Notes.”

Note 12.  Judgments in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court, in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty.  The parties had previously entered into a settlement agreement in 2010 resulting in the Company recording a settlement agreement payable of $210,000 as of December 26, 2010.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000.  These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011.  This loss was reflected in settlement agreements payable at September 29, 2013 and December 30, 2012.  Interest expense in the amount of $2,810 and $8,431 was accrued on the outstanding balance of the settlement agreement payable during the three- and nine-month periods ended September 29, 2013, respectively.  These amounts were credited to settlement agreements payable.

On November 30, 2012, a mediation settlement agreement was entered into by and among Summercove, Inc. d/b/a Capodice & Associates, as plaintiff, and the Company, Michael Rosenberger and Robert Shaw, as defendants, with respect to a legal proceeding entitled Summercove, Inc. d/b/a/ Capodice & Associates v. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida.  Under the terms of the agreement, the Company and Messrs. Rosenberger and Shaw agreed to pay a total of $35,000 in seven monthly installments of $5,000 commencing December 5, 2012.  This settlement, together with accrued mediator costs of $1,190, resulted in a total loss from legal proceedings of $36,190 during the year ended December 30, 2012.  This loss was reflected in settlement agreements payable at December 30, 2012.  The Company paid a total of $10,000 and $30,000 of the settlement amount during the three- and nine-month periods ended September 29, 2013, respectively.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)
September 29, 2013

Note 13.  Subsequent Events

During the period beginning September 30, 2013 and ending on the date these financial statements were issued, the Company borrowed an additional $39,188 from Blue Victory under the loan agreement.

On November 1, 2013, the Company entered into a settlement agreement and release with Brusta Investments, LLC (“Brusta Investments”) and D. Dale Thevenet.  Under the terms of the settlement agreement, the Company agreed to issue 21,429 shares of its common stock to Brusta Investments and 7,143 shares of its common stock to Mr. Thevenet in full payment of all principal, accrued interest and all other amounts due and payable under that certain Secured Promissory Note, dated January 6, 2012, by and among the Company, The Carl Collins Trust and Raymond H. Oliver.  In addition, Brusta Investments and Mr. Thevenet agreed to release the Company from any and all claims that they may have against the Company with respect to the note.  A total of $55,000 of principal and accrued interest was outstanding under the note on the effective date of the settlement agreement.  The note had been assigned to Brusta Investments and Mr. Thevenet by The Carl Collins Trust on October 4, 2013.

On November 4, 2013, the Company completed a 1-for-7 reverse stock split of its shares of common stock. As a result of the reverse stock split, every seven shares of the Company’s issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock without any further action on the part of the Company’s stockholders. The number of shares of common stock authorized for issuance and the par value of the shares did not change.  Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.  The reverse stock split did not affect any stockholder’s percentage ownership interest or proportionate voting power or other rights in the Company’s common stock, except to the extent that any stockholder received whole shares in lieu of fractional shares.

On November 5, 2013, Blue Victory converted a total of $475,626 of principal and accrued interest that was outstanding under the credit facility into 243,911 shares of the Company’s common stock.

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

As described in “Note 9.  Capital Stock” of our financial statements, we completed a one-for-seven reverse stock split of our shares of Class A common stock on November 4, 2013.  All information set forth in the following discussion and analysis, and in our financial statements and notes thereto, gives effect to the reverse stock split.

Overview

We were formed in April 2000 for the purpose of developing the Dick’s Wings® franchise.  The Dick’s Wings franchise is currently comprised of Dick’s Wings & Grill®, which are full service restaurants, and Dick’s Wings Express®, which are limited service restaurants that focus on take-out orders.  We currently have 16 restaurants of which 15 are Dick’s Wings & Grill full service restaurants and one is a Dick’s Wings Express limited service restaurant.  Of our 16 restaurants, 15 are located in Florida and one is located in Georgia.  Our business is currently focused on the continued development of the Dick’s Wings franchise and the acquisition of financial interests in other restaurant franchises.

We establish restaurants by entering into franchise agreements with qualified parties.  We generate revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for franchise fees and royalty payments.  We have established our brand through coordinated marketing and operational execution that ensures brand recognition and quality and consistency throughout our franchise. These efforts include marketing programs and advertising campaigns designed to support our restaurants.  Our franchise is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in our restaurants.

Recent Developments

On August 19, 2013, we appointed Daniel Slone as our Chief Financial Officer.  Mr. Slone has served as the Controller of Blue Victory Holdings, Inc. (“Blue Victory”), a private equity firm focused primarily on the development and management of national restaurant franchises and other assets, since July 2012.  Prior to joining Blue Victory, Mr. Slone served as the Director of Operations of LCS Corrections Services, a privatized corrections company, from September 2007 to April 2012.  Prior to that, he worked for Pop-A-Lock, a national professional locksmithing franchise, serving as the Vice President and Director of Franchise Operations for the franchisor from April 2000 to April 2003, and subsequently serving as the Chief Financial Officer for the company’s largest franchisee from April 2003 to August 2007.  Mr. Slone earned a B.A. in political science and international relations from the University of Mississippi, and an MBA with a concentration in management from the University of Phoenix.

On September 13, 2013, we entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to us for up to $1 million.  A description of the revolving line of credit facility is set forth below under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

On November 4, 2013, we completed a 1-for-7 reverse stock split of our shares of Class A common stock.  Accordingly, on that date, every seven shares of our issued and outstanding common stock were automatically combined and converted into one issued and outstanding share of common stock without any further action on the part of our stockholders.  The number of shares of our common stock authorized for issuance and the par value of the shares did not change.  Any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share.  The reverse stock split did not affect any stockholder’s percentage ownership interest or proportionate voting power or other rights in our common stock, except to the extent that any stockholder received whole shares in lieu of fractional shares.

Strategy

Our strategy is to grow our company from a primarily Florida-based franchisor of Dick’s Wings restaurants into a leading national brand, and to diversify our business through the addition of new brands that we will franchise.  In furtherance of this, we plan to open franchised restaurants in both new and existing markets in the U.S. and overseas.  In most of our existing markets, we plan to continue to open new franchise restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies.  In new domestic and international markets, we plan to open several restaurants at a time to quickly build our brand awareness.  We believe that we have established the necessary infrastructure and control systems to support our disciplined growth strategy.  We have developed procedures for identifying new opportunities in both domestic and international markets, determining our expansion strategy in those markets, and identifying sites for franchised restaurants.  We intend to open between 5 and 10 new Dick’s Wings restaurants in domestic and international markets within the next 12 months.

Financial Results and Outlook

We generated revenue of $125,709 for the three-month period ended September 29, 2013 compared to $160,527 for the three-month period ended September 30, 2012, and generated revenue of $367,546 for the nine-month period ended September 29, 2013 compared to $364,977 for the nine-month period ended September 30, 2012.  We incurred a net loss of $300,417 for the three-month period ended September 29, 2013 compared to net income of $42,375 for the three-month period ended September 30, 2012, and incurred a net loss of $217,190 for the nine-month period ended September 29, 2013 compared to a net loss of $48,614 for the nine-month period ended September 30, 2012.

We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants, as we open new Dick’s Wings restaurants, and as we acquire interests in new brands that we will franchise.  We intend to continue monitoring our costs to ensure that they are at appropriate levels  The combination of increased revenue and cost maintenance, coupled with capital-raising initiatives that we plan to complete during the next 12 months, will provide us with the assets and operating results necessary to grow rapidly for the foreseeable future.

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

Comparison of the Three-Month Periods Ended September 29, 2013 and September 30, 2012

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue decreased $34,818 to $125,709 for the three-month period ended September 29, 2013 from $160,527 for the three-month period ended September 30, 2012.  The decrease of $34,818 was due to decreases of $30,000 for franchise fees and $22,770 for other revenue, partially offset by an increase of $17,952 for royalties received from our franchisees.  Our royalties were positively impacted by increased sales by our franchisees and operational improvements that we implemented at each of our franchisees’ restaurants.  We expect revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants, as we open new Dick’s Wings restaurants, as we acquire interests in new brands that we will franchise, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $128,622 to $149,150 for the three-month period ended September 29, 2013 from $20,528 for the three-month period ended September 30, 2012.  The increase of $128,622 was due primarily to an increase of $102,500 for consulting fees that we incurred under the consulting agreement that we entered into with Michael Rosenberger in July 2013 in connection with the termination of his employment with us, and an increase in legal, accounting and other consulting fees.  We expect to incur increased legal, accounting, technology and other consulting fees during the next 12 months in connection with the growth of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense.  Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense increased $163,222 to $226,615 for the three-month period ended September 29, 2013 from $63,393 for the three-month period ended September 30, 2012.  The increase of $163,222 was due primarily to increases of $72,500 in charges incurred in connection with the termination of Michael Rosenberger’s employment agreement on July 31, 2013, $91,694 for salaries and wages incurred in connection with the hiring of Rick Akam as our Chief Operating Officer in January 2013 and the hiring of other non-executive employees during 2013, and $27,243 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to Mr. Akam, partially offset by a decrease of $44,624 in salary expense and other compensation paid to Michael Rosenberger due in part to his resignation on July 31, 2013.  We expect employee compensation expense to increase during the next 12 months as we hire additional executive officers and other employees in connection with the growth of our business.

General and Administrative Expenses.  General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, investor relations expenses, office supplies, rent expense, repairs and maintenance, telephone expense, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses increased $24,417 to $48,562 for the three-month period ended September 29, 2013 from $24,145 for the three-month period ended September 30, 2012.  The increase of $24,417 was due primarily to increases of $38,729 for marketing and advertising expenses and $16,754 for investor relations services, partially offset by a decrease of $9,830 for travel expenses and decreases in other miscellaneous general and administrative expenses.  We expect other general and administrative expenses to increase during the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general operation and growth of our business.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we have incurred, and imputed interest on no-interest loans that have been made to us.  Interest expense decreased $1,968 to $8,118 for the three-month period ended September 29, 2013 from $10,086 for the three-month period ended September 30, 2012.  The decrease of $1,968 was due primarily to a decrease of $9,735 for accrued interest on our loan with Bank of America that was settled in April 2013, partially offset by increases of $2,810 for accrued interest on our settlement agreements payable and $3,993 for imputed interest that we accrued on our no-interest loans.  We expect interest expense to fluctuate during the next 12 months as we borrow and repay loans under our credit facility with Blue Victory.

Net Income / (Loss)

We incurred a net loss of $300,417 for the three-month period ended September 29, 2013.  We achieved net income of $42,375 for the three-month period ended September 30, 2012.  The difference of $342,792 was due primarily to increases of $128,622 for professional fees, $163,222 for employee compensation expense, and $24,417 for general and administrative expenses, and a decrease of $34,818 for revenue.  We may generate additional net losses from operations during the next 12 months as we incur greater operating expenses in connection with the general growth of our business and operations.  Thereafter, we expect to begin generating consistent growth in net income from operations as we generate an increasing amount of revenue from our restaurants.

Comparison of the Nine-Month Periods Ended September 29, 2013 and September 30, 2012

Revenue

Revenue increased $2,569 to $367,546 for the nine-month period ended September 29, 2013 from $364,977 for the nine-month period ended September 30, 2012.  The increase of $2,569 was due to and increase of $54,869 for royalties received from our franchisees, partially offset by a decrease of $52,300 for other revenue.

Operating Expenses

Professional Fees.  Professional fees increased $103,616 to $238,959 for the nine-month period ended September 29, 2013 from $135,343 for the nine-month period ended September 30, 2012.  The increase of $103,616 was due primarily to an increase of $102,500 for consulting fees that we incurred under the consulting agreement that we entered into with Michael Rosenberger in July 2013 in connection with the termination of his employment with us.

Employee Compensation Expense.  Employee compensation expense increased $324,727 to $507,340 for the nine-month period ended September 29, 2013 from $182,613 for the nine-month period ended September 30, 2012.  The increase of $324,727 was due primarily to increases of $72,500 in charges incurred in connection with the termination of Michael Rosenberger’s employment agreement on July 31, 2013, $208,444 for salaries and wages incurred in connection with the hiring of Rick Akam as our Chief Operating Officer in January 2013 and the hiring of other non-executive employees, $71,166 for non-cash stock compensation expense recognized in connection with equity-based compensation paid to Mr. Akam, $17,296 for employee benefits, and $11,403 for payroll taxes, partially offset by a decrease of $76,203 in salary expense and other compensation paid to Michael Rosenberger due in part to his resignation on July 31, 2013.

General and Administrative Expenses.  General and administrative expenses increased $85,858 to $145,554 for the nine-month period ended September 29, 2013 from $59,696 for the nine-month period ended September 30, 2012.  The increase of $85,858 was due primarily to increases of $33,846 marketing and advertising expenses and $52,776 for investor relations services, partially offset by decreases in other miscellaneous general and administrative expenses.

Interest Expense

Interest expense decreased $4,276 to $31,295 for the nine-month period ended September 29, 2013 from $35,571 for the nine-month period ended September 30, 2012.  The decrease of $4,276 was due primarily to a decrease of $19,300 for accrued interest on our loan with Bank of America that was settled in April 2013, partially offset by increases of $8,894 for imputed interest that we incurred on our no-interest loans and $8,431 for accrued interest on our settlement agreements payable.

Derivative Loss

Derivative loss consists of the non-operating, non-cash expense that resulted from changes in the fair value of the derivative instruments contained in the convertible promissory note that we issued to Asher Enterprises, Inc. (“Asher Enterprises”) during the year ended December 25, 2011.  We recognized a derivative loss of $368 for the nine-month period ended September 30, 2012.  We did not recognize a derivative gain or loss during the nine-month period ended September 29, 2013.  The derivative loss that we recognized during the nine-month period ended September 30, 2012 was due primarily to mark to market changes in the value of the derivative liability recognized in connection with the issuance of the note.  Asher Enterprises converted the remaining balance of the note in January 2012.  As a result, we do not expect to incur any further derivative gains and losses during the next 12 months.

Gain on Settlement of Debt

Gain on the settlement of debt consists of the gain that we recognized in connection with the settlement agreement that we entered into with Bank of America in April 2013.  We recognized gain on the settlement of debt of $320,798 during the nine-month period ended September 29, 2013.  We did not recognize any gain on the settlement of debt during the nine-month period ended September 30, 2012.  A summary of the terms of the settlement agreement is set forth under Note 8. Promissory Notes in the footnotes to our financial statements beginning on page 5 of this report.  We intend to settle other outstanding debts that we have which could result in the recognition of additional gains and losses on the settlement of debt during the next 12 months.

Net Loss

Net loss increased $168,576 to $217,190 for the nine-month period ended September 29, 2013 from $48,614 for the nine-month period ended September 31, 2012.   The increase of $168,576 was due primarily to increases of $103,616 for professional fees, $324,727 for employee compensation expense, and $85,858 for general and administrative expenses.  This was partially offset by increases of $320,798 for gain on the settlement of debt and $17,614 for other income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through sales of our equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $305,717 during the nine-month period ended September 29, 2013 compared to net cash provided by operating activities of $840 during the nine-month period ended September 30, 2012.  The difference of $306,557 was due primarily to increases of $320,798 for gain on the settlement of debt, $168,576 for net loss, and $15,000 for notes receivable, and a decrease of $22,758 for settlement agreements payable.  This was partially offset by increases of $172,915 for accounts payable and accrued liabilities and $26,700 for stock compensation expense, and a decrease of $22,057 for accounts receivable.

Net cash used by investing activities was $9,187 during the nine-month period ending September 29, 2013.  We did not have any cash flows from investing activities during the nine-month period ended September 30, 2012.  The increase of $9,187 was due to an increase of $10,507 for the issuance of notes receivable, partially offset by an increase of $1,320 for repayments of notes receivable.

Net cash provided by financing activities was $309,348 during the nine-month period ended September 29, 2013 compared to $50,000 during the nine-month period ended September 30, 2012.  The increase of $259,348 was due to an increase of $359,348 for proceeds from the issuance of notes payable from related parties, partially offset by an increase of $50,000 for payments on notes payable and a decrease of $50,000 for proceeds from the issuance of notes payable.

Our primary sources of capital during the past 12 months are set forth below.

On September 13, 2013, we entered into a Loan Agreement (the “Loan Agreement”) with Blue Victory Holdings, Inc., a Louisiana corporation (“Blue Victory”), pursuant to which Blue Victory agreed to extend a revolving line of credit facility to us for up to $1 million.  Under the terms of the Loan Agreement, Blue Victory will make loans to us in such amounts as we may request from time to time, provided that the total amount of loans requested in any calendar month may not exceed $150,000.  All loan requests are subject to approval by Blue Victory.  We may use the proceeds from the credit facility for general working capital purposes.

The credit facility is unsecured, accrues interest at a rate of six percent per annum, and will terminate upon the earlier to occur of the fifth anniversary of the Loan Agreement or the occurrence of an event of default (the “Termination Date”).  The outstanding principal balance of the credit facility and any accrued and unpaid interest thereon are payable in full on the Termination Date.  Loans may be prepaid by us without penalty and borrowed again at any time prior to the Termination Date.  Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of our common stock at a conversion rate equal to: (i) the closing price of our common stock on the date immediately preceding the conversion date if the common stock is then listed on the Over-the-Counter Bulletin Board or a national stock exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if our common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of our common stock as determined by us and Blue Victory.

During the period beginning January 1, 2012 and ending September 13, 2013, Blue Victory made loans to us for a total of $415,316 that were interest free and payable on demand.  These loans were converted into loans under the Loan Agreement.  Accordingly, the outstanding principal amount of the credit facility on September 13, 2013 was $415,316.  Our obligation to pay the outstanding balance of the credit facility is evidenced by a promissory note that we issued to Blue Victory on September 13, 2013. As of September 29, 2013, the outstanding principal amount of the credit facility was $432,287.  Between September 30, 2013 and November 5, 2013, Blue Victory made additional loans to us for a total of $39,188.

On November 5, 2013, Blue Victory converted a total of $475,626 of principal and accrued interest that was outstanding under the credit facility into 243,911 shares of our common stock.

To date, our capital needs have been met primarily through sales of our equity securities and the use of short- and long-term debt.  We currently have a $1 million revolving line of credit facility with Blue Victory, but do not maintain a line of credit or term loan with any commercial bank or other financial institution.  We have used the proceeds from the sale of our equity securities and debt to pay virtually all of the costs and expenses that we have incurred to date.  These costs and expenses have been comprised primarily of the professional fees, employee compensation expenses, and general and administrative expenses discussed above.

Our current cash resources will not be sufficient to sustain our operations for the next 12 months.  We will need to obtain additional cash resources within the next 12 months to enable us to pay our ongoing costs and expenses as they are incurred and finance the growth of our business.  We intend to obtain these funds through our $1 million revolving line of credit facility with Blue Victory.  We may also obtain these funds through the issuance of equity securities.  The issuance of additional equity would result in dilution to our existing stockholders.  We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

As of September 29, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

As of September 29, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As described in “Note 9.  Capital Stock” of our financial statements, we completed a one-for-seven reverse stock split of our shares of Class A common stock on November 4, 2013.  All information set forth below gives effect to the reverse stock split.

During the three months ended September 29, 2013, we sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In July 2013, we issued 71,429 shares of our common stock to Richard W. Akam pursuant to the terms of his employment agreement.  The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

AMERICAN RESTAURANT CONCEPTS, INC.

Date: November 13, 2013	/s/ Richard W. Akam
Richard W. Akam
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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