Form 10-K
period 2013-12-29
AMERICAN RESTAURANT CONCEPTS INC
filed 2014-03-31
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 29, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission File Number:	000-54226

AMERICAN RESTAURANT CONCEPTS, INC.
(Exact Name of registrant as specified in its charter)

Florida	59-3649554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 Guilbeau Road Lafayette, LA	70506
(Address of principal executive offices)	(Zip Code)

(904) 741-5500
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2013, was $1,387,365. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of March 25, 2014, 6,455,224 shares of the registrant’s common stock were outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to fund our future growth and implement our business strategy;

●	market acceptance of our restaurants and products;

●	food safety issues and other health concerns;

●	the cost of food and other commodities;

●	shortages or interruptions in the availability and delivery of food and other supplies;

●	our ability to maintain and increase the value of our Dick’s Wings® brand;

●	changes in consumer preferences;

●	our ability to identify, attract and retain qualified franchisees;

●	our franchisees’ ability to identify suitable restaurant sites and open new restaurants;

●	our franchisees’ ability to open new restaurants and operate them in a profitable manner;

●	our limited control over the activities of our franchisees;

●	our ability to identify, acquire and integrate new restaurant brands and businesses;

●	our ability to comply with applicable federal, state and local laws and regulations;

●	competition and consolidation in the restaurant industry;

●	our ability to protect our trademarks and other intellectual property;

●	the effects of litigation on our business;

●	the condition of the securities and capital markets generally;

●	economic conditions in the jurisdictions in which we operate and nationally;

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1A. Risk Factors.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

PART I

Item 1.  Business.

Overview

We were formed in April 2000 to develop the Dick’s Wings® concept, and are the operator and franchisor of the Dick’s Wings brand of restaurants.  Our concept is currently comprised of 16 franchised restaurants and a concession stand located in the States of Florida and Georgia.  We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings.  We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike.  At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call™.

Strategy

Our plan is to grow our company from a primarily Florida-based franchisor of Dick’s Wings restaurants into a diversified restaurant company operating a portfolio of premium restaurant brands.  We intend to focus on developing brands that offer a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere in a diverse set of markets across the Unites States and internationally.

The first major component of our growth strategy is the continued improvement and expansion of our legacy Dick’s Wings brand.  Key elements of our strategy include strengthening the brand, developing new menu items, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets.  We believe there are meaningful opportunities to grow the number of Dick’s Wings restaurants, and are in the process of implementing a rigorous and disciplined approach to drive franchising sales both in the United States and internationally.  In our existing markets, we plan to continue to open new franchise restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies.  In new markets, we plan to open several restaurants at a time to quickly build our brand awareness.  We plan to open several new Dick’s Wings restaurants in the United States during our 2014 fiscal year.

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification.  We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands.  We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices.  As we acquire complementary brands, we will develop a scalable infrastructure that will help us expand our margins as we execute upon our growth strategy.  Benefits of this infrastructure may include centralized support services for all of our brands, including marketing, menu development, human resources, legal, accounting and information systems.  Additional benefits may include the ability to cost effectively employ advertising and marketing agencies for all of our brands, and efficiencies associated with being able to utilize a single distribution model for all of our franchised restaurants.  Accordingly, this structure should enable us to leverage our scale and share best practices across key functional areas that are common to all of our brands.

Restaurants

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and our Dick’s Wings Express™ restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like the Dick’s Wings concession stand that we have in the “Bud Light Party Zone” at EverBank Field.  We currently have 16 restaurants, of which 15 are Dick’s Wings & Grill full service restaurants and one is a Dick’s Wings Express limited service restaurant, and our Dicks’ Wings concession stand at EverBank Field.  Of our 16 restaurants, 15 are located in Florida and one is located in Georgia.  Our concession stand at EverBank Field is located in Florida as well.  All of our restaurants are owned by franchisees, and our concession stand at EverBank Field is licensed to a third-party operator.

Our full service restaurants typically range in size from 3,500 to 5,500 square feet and require an initial capital investment per restaurant of between $450,000 and $675,000.  Our express restaurants typically range in size from 1,200 to 1,800 square feet and require an initial capital investment per restaurant of between $145,000 and $295,000.  The initial capital investment is comprised of cash pre-opening costs and build-out costs.  Factors contributing to the fluctuation in the initial capital investment per location include the size of the property, the geographical location, the type of construction, the cost of liquor and other licenses, and the type and amount of concessions, if any, received from landlords.  We offer lower cost conversion packages that provide our franchisees with flexibility to convert existing restaurants into a Dick’s Wings restaurant.  Because of this, some of our restaurants may be smaller or larger or cost more or less than the typical ranges.

Dick’s Wings Menu

Our restaurants feature a variety of menu items highlighted by our traditional and boneless Buffalo, New York-style chicken wings spun in one of our signature sauces and seasonings.  Our sauces and seasonings range in heat intensity from sweet to blazing hot and include such flavors as BBQ, Bourbon, Cajun Ranch, Caribbean Gold, Caribbean Jerk, Charlie Chan, Flying Fajita, Garlic Pepper, Gold Rush, Honey BBQ, Honey Mustard, Italian, Jamaican Jerk, Lemon Pepper, Parmesan Peppercorn, Ragin’ Cajun, Raspberry, Sesame, Smokey Mountain Gold, Sweet-N-Sour, Teriyaki, and Wanna-Tee-Awana.  These sauces and seasonings can be blended together to create more than 365 flavors.  Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests.  Other menu items that we offer include chicken tenders, quesadillas, specialty burgers and sandwiches, salads, wraps, and desserts.  We also provide kids meal options for children.  All of our full service restaurants offer an extensive selection of domestic, imported and craft beers and wine, and several of our full service restaurants feature a full bar offering a variety of liquor and spirits.  We also introduce new menu items from time to time.

We are focused on continually elevating our unique and high-quality food and beverage offerings.  Our goal is to balance the established menu offerings that appeal to our loyal guests with new menu items, like our recently implemented Dick’s Blingz™ boneless chicken wings, that increase guest frequency and attract new guests.  We believe that the development of new products can drive traffic by expanding our customer base and help us continue to build brand leadership in food quality and taste.  For all new menu roll-outs, new product launches are combined with a new menu design and updated pricing to reflect the current economic environment, as well as our current strategic marketing and creative plan.  All of our menu items are made-to-order and are available for take-out.

Restaurant Atmosphere

We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike.  Our full service restaurants have a children’s area filled with video games and other forms of children’s entertainment that is visible from each of the tables in the restaurant, making our restaurants an ideal place for families to take their children.  Our full service restaurants also have high-definition televisions located throughout the restaurants, making our restaurants an ideal gathering place for sports enthusiasts.  We tailor the content and volume of our video and audio programming to reflect our guests’ tastes.  We believe the design of our restaurants enhances our guests’ experiences, drives repeat visits, and solidifies the broad appeal of our brand.

Branding

We established our Dick’s Wings brand through coordinated marketing and operational execution that ensures brand recognition, quality and consistency throughout our concept.  These efforts include marketing programs and advertising to support our restaurants.  We prominently feature our Dick’s Wings logos, checkered flags, sports memorabilia, televisions and exterior trade dress at our restaurants and as branding for our marketing and advertising materials.  Our brand is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in our restaurants.  We believe our brand has broad appeal because it attracts customers of all ages, our menu offers a variety of items, and our distinctive sauces allow guests to customize their experience, appealing to many tastes.  Our distinctive concept, combined with our high-quality food, makes Dick’s Wings appeal to families, children, teenagers and adults of all ages and socio-economic backgrounds.

Franchisees and Franchise Agreements

Our franchise program is designed to promote consistency and quality.  We believe that it is important to maintain strong and open relationships with our franchisees.  To this end, we invest a significant amount of time working with our franchisees on key aspects of the business, including products, equipment, operational improvements and standards, and management techniques.  Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the scope of the proposed business relationship.  Franchisees can range in size from individuals owning a single restaurant to larger corporate entities owning several restaurants.

Franchisees are required to execute a franchise agreement covering a standard set of terms and conditions prior to opening a Dick’s Wings restaurant.  Under our franchise agreement, we grant franchisees the right to operate restaurants using the “Dick’s Wings” trademarks, trade dress and other intellectual property within the Dick’s Wings system, which includes uniform operating procedures, standards for consistency and quality of products, technical knowledge, and procedures for accounting, inventory control and management.  In return, franchisees supply capital, initially by paying a franchisee fee to us in the amount of $30,000, purchasing or leasing the land, and purchasing the building, equipment, signs, seating, inventories and supplies, and, over the longer term, by reinvesting in the business.  Franchisees are required to make weekly royalty payments to us in an amount equal to five percent of the gross revenue they generate during the applicable week.  They are also required to spend at least two percent of their gross revenue on local advertising and contribute at least one percent, but no more than two percent, of their gross revenue to our general advertising fund.

Our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu established by us, meet applicable quality, service, health and cleanliness standards, and comply with all applicable laws.  We have the right to terminate a franchise agreement if the franchisee fails to pay us royalties, make contributions and expenditures for advertising, or otherwise operate and maintain its restaurant in accordance with the requirements of the agreement.  Franchise agreements are not assignable without our consent, and we have a right of first refusal if a franchisee proposes to sell a restaurant.  The initial term of the typical franchise agreement is 10 years with a 10-year renewal option for the franchisee, subject to conditions contained in the franchise agreement.

We also offer area development agreements pursuant to which we grant franchisees the right to open a specified number of Dick’s Wings restaurants within an exclusive development area in accordance with a specified development schedule.  Our area development agreement establishes the number of restaurants that must be developed within a defined geographic area and the deadlines by which these restaurants must open. Franchisees that enter into an area development agreement pay us an initial franchise fee of $30,000 for the first restaurant and an area development fee determined by multiplying $10,000 by the number of additional restaurants to be opened in the area.  Each time a new restaurant is opened, a credit in the amount of $10,000 is applied towards the $30,000 initial franchise fee payable in connection with the opening of the restaurant.  The area development agreement can be terminated by us if, among other reasons, the area developer fails to open restaurants on schedule.

Site Selection

Our site selection process is integral to the successful execution of our growth strategy.  The process begins with the selection of a proposed site by our franchisee.  Once a site proposal package is submitted to us by the franchisee, we review the proposal to determine whether or not we will accept it.  Criteria that we consider include:

●	local market demographics, population density and psychographic profiles;

●	occupancy rates and projected growth rates in the trade area;

●	the location and performance of big box retailers and nationally branded peers;

●	available square footage, parking and lease economics;

●	local investment and operating costs;

●	development and expansion constraints;

●	vehicle traffic patterns, visibility and access;

●	regional consumer trends and preferences;

●	those characteristics that are similar to our most successful existing restaurants; and

●	other quantitative and qualitative measures.

We employ an opportunistic approach to site location through our preference for end caps, freestanding units and conversions in both urban and suburban trade areas.

Operations

We believe that operational excellence is critical to our long-term success.  We define operational excellence as an uncompromising attention to the details of our recipes, food preparation, cooking procedures, handling procedures, sanitation, cleanliness and safety.  Our operations strategy is designed to drive best-in-class restaurant operations by our franchisees and improve friendliness, cleanliness, speed of service and overall guest satisfaction to drive long-term growth.

Our restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, handling and preparation of menu items, food quality and safety, signage, decor, equipment maintenance, cleanliness, uniforms, suppliers, facility standards, customer service and accounting controls.  We issue detailed operations manuals to our franchisees covering all aspects of our restaurant operations, as well as food and beverage manuals that detail the preparation procedures of our recipes.  Each franchisee is required to furnish us with weekly sales and operating reports that assist us in monitoring the franchisee’s compliance with its franchise agreement.  We make both announced and unannounced inspections of our restaurants to ensure that our practices and procedures are being followed.  We systematically review the performance of our restaurants to ensure that each one meets our standards and conduct meetings with our franchisees to discuss the results of our reviews.  When a restaurant falls below minimum standards, we conduct a thorough analysis to determine the causes, and implement marketing and operational plans to improve the restaurant’s performance.  If the restaurant’s performance does not improve to acceptable levels, the restaurant is evaluated for relocation or closing.

An important aspect of our concept is the efficient design, layout and execution of our kitchen operations.  Due to the relatively simple preparation of our menu items, the kitchen consists of fryers, grills and food preparation stations that are arranged assembly-line style for maximum productivity.  Given our menu and kitchen design, our kitchens are staffed with hourly employees who require only basic training before reaching full productivity.  We do not require the added expense of an on-site chef.  The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing quality food with minimal wait times.

Training

Our training program is available to all of our franchisees and their staff.  It offers food safety, quality assurance and other programs that are designed to ensure that our franchisees and their staff are trained in proper food handling techniques.  Before a restaurant opens for business, each franchisee must attend and successfully complete our training program.  The training program is conducted in Jacksonville, Florida and lasts for between two and four weeks, unless we determine that additional training is needed.  During our training program, we describe our philosophies and policies for administration, marketing, general manager tasks, operations by position, food preparation, set up and closing procedures, cleaning and sanitation, food borne illnesses and employee hygiene.  We also utilize operation simulations.  We offer customized instruction as needed and offer additional or refresher training courses from time to time.  Our franchisees are certified in comprehensive state-approved food safety and sanitation courses, such as ServSafe, developed by the National Restaurant Association.

Marketing and Advertising

We market our Dicks’ Wings restaurants as family fun fooderys™ where both families and sports fans can go to have a unique and enjoyable restaurant experience from first bite to last call™.  Our marketing programs are designed to differentiate our Dick’s Wings restaurants from the restaurants of our competitors and showcase our food and brand in a family fun atmosphere.  These efforts include marketing campaigns and advertising to support our restaurants.  The primary goal of these efforts is to build brand awareness throughout the areas where we have restaurants located.  Our marketing and advertising campaigns are also designed to: (i) support strong restaurant openings, (ii) drive positive same-store sales through additional visits by our existing guests and visits by new guests, (iii) increase average order size, and (iv) increase profit margins.  Given our strategy to be a neighborhood destination, community marketing is key to driving sales and developing brand awareness in each market.

Our marketing strategy is fact-based, using consumer insights to build brand affinity and drive menu optimization.  Local advertising is developed and implemented by our franchisees, and includes such events as live bands, car shows, pay-per-view television events and pool tournaments.  System-wide marketing, advertising and promotions are developed and implemented by us through the use of our general advertising fund, which we use to pay for advertising costs, sales promotions, market research and other support functions.  We implement periodic promotions as appropriate to maintain and increase the sales and profits of our franchisees and strengthen our brands.  We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Twitter®, as appropriate, to attract and retain customers for our franchisees.  As part of our marketing strategy, we provide our franchisees with advertising support and guidance to ensure that a consistent message is being delivered to the public.

Supply and Distribution

We strive to maintain high quality standards.  In furtherance of this, we establish the standards and specifications for most of the products used in the development and operation of our restaurants and for the direct and indirect sources of most of those items.  In general, we approve the manufacturers and suppliers of the food, packaging and equipment products and other products used in our restaurants, as well as the distributors of these products to our restaurants.  We also have the right to require, and generally do require, that our franchisees purchase products and services only from manufacturers and suppliers that we approve.  We have arranged for our franchisees to purchase food, supplies and paper goods from Florida Food Service, Inc., and purchase soda beverages from Coca-Cola.  These requirements help us assure the quality and consistency of the products sold at our restaurants, and help us protect and enhance the image of the Dick’s Wings concept and brand.

We provide detailed specifications to suppliers for our food ingredients, products and supplies.  To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, we negotiate prices based on system-wide usage for our franchised restaurants.  Suppliers are chosen based upon their ability to provide competitive pricing, a continuous supply of product that meets all safety and quality specifications, logistics expertise and freight management, customer service, and transparency of business relationships.  We have not experienced any significant continuous shortages of supplies, and believe that competitively priced, high quality alternative suppliers are available should the need arise.  We do not utilize the services of any purchasing or distribution cooperatives.

Information Technology

All of our restaurants are equipped with a computerized point-of-sale system. Our point-of-sale system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control.  It includes a back office system that has the capability to provide support for inventory, payroll, accounts payable, cash management and management reporting functions.  The system also helps dispatch and monitor delivery activities in our restaurants.  Our point-of-sale system provides us with the ability to generate weekly and period-to-date operating results on a company-wide, brand-wide, regional or individual restaurant basis.  This enables us to closely monitor sales, food and beverage costs, and labor and operating expenses at each of our restaurants.  Our point-of-sale system runs on non-proprietary hardware with open architecture and offers intuitive touch screen interface and integrated credit and gift card processing.

We intend to implement additional technology-enabled business solutions in the future targeted at improved financial control, cost management, enhanced guest service and improved employee effectiveness.  These solutions will be designed to be used across all of our restaurants and brands.  Our strategy is to fully integrate the systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence.

Intellectual Property

We own U.S. registered trademarks for many of the logos, designs and expressions that identify the products and services that we use in our business, including “Dick’s Wings” and “Dick’s Wings & Grill”, and have several U.S. registered trademark applications pending.  We also have common law trademark rights for certain of our proprietary marks.  We believe that our trademarks have significant value and are important to our business.  Our policy is to pursue registration of our important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks.  Under current law and with proper use and registration, our rights in our trademarks will generally last indefinitely.  The use of these trademarks by our franchisees has been authorized in our franchise agreements.

We may rely, and in some circumstances do rely, on trade secrets and common law rights to protect our intellectual property.  We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our Dick’s Wings restaurants.  These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us.  We protect our trade secrets and proprietary information, in part, by entering into confidentiality agreements with our employees and franchisees, and have included confidentiality provisions in our franchise agreements.  We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems.  Notwithstanding these protective measures, trade secrets and proprietary rights can be difficult to enforce.  While we have confidence in the protective measures that we have implemented, our agreements and security measures may be breached, and we may not have adequate remedies for any such breach.

Competition

The restaurant industry is fragmented and intensely competitive.  We compete directly with Buffalo Wild Wings, Hooters, Wings ‘N More, Wingstop, Hurricane Grill & Wings, The Wings Stop, Wings ‘n Things, and other restaurants offering chicken wings as one of their primary food offerings.  We also compete with local and regional sports bars and national casual dining establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts.  Furthermore, because the restaurant industry has few barriers to entry, new competitors may emerge at any time.  We compete with other restaurants and retail establishments on the basis of taste, quality and price of food offered, menu offering, perceived value, service, atmosphere, location and overall dining experience.  We also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in our restaurants.

Many of our direct and indirect competitors are well-established national, regional and local restaurant chains that have been in business longer than we have, have greater consumer awareness than we do, and have substantially greater capital, marketing and human resources than we do. Due to the continuing difficult economic environment for casual dining restaurants, coupled with continuing pressure on consumer spending at restaurants in general, we expect that our larger chain restaurant competitors will continue to allocate substantial financial resources to their national media advertising and discounting programs in order to protect their respective market shares.  Notwithstanding this, we believe that our attractive price-value relationship, the atmosphere of our restaurants, our focus on customers, and the quality and distinctive flavor of our food differentiates us from our competitors.

Government Regulation

The restaurant industry is subject to numerous federal, state and local laws and regulations relating to health, safety, sanitation, and building and fire codes, including compliance with applicable zoning, land use and environmental laws and regulations.  Each of our franchisees is required to obtain various permits and licenses as part of its compliance with these laws and regulations.  Difficulties experienced by our franchisees in obtaining, or the failure by our franchisees to obtain, required licenses or approvals could delay or prevent the development of a new restaurant in a particular area.  We have implemented policies, procedures and training to help ensure that our franchisees comply with these laws and regulations.

Our restaurants are also subject to licensing and regulation by federal, state and local departments relating to alcoholic beverages.  Our franchisees must obtain appropriate licenses from regulatory authorities allowing them to sell liquor, beer and wine at our restaurants.  These licenses must be renewed annually and may be suspended or revoked at any time.  In addition, alcoholic beverage control regulations affect many aspects of our restaurant operations, including the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, inventory control, and the handling, storage and dispensing of alcoholic beverages.  We and our franchisees may also be subject in certain states to “dram-shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

We and our franchisees are subject to federal and state employment laws and regulations, such as the Fair Labor Standards Act and the Immigration Reform and Control Act.  These laws and regulations govern such matters as wage and hour requirements, workers’ compensation insurance, unemployment and other taxes, working and safety conditions, and citizenship and immigration status.  A significant number of our franchisees’ service, food preparation and other employees are paid at rates related to the federal minimum wage, which is currently $7.25 per hour.  The amount that our franchisees must pay these employees is influenced by the tip credit allowance, which is the amount that an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes.  Increases in the federal minimum wage, directly or by either a decrease in the tip credit amount or an insufficient increase in the tip credit amount to match an increase in the federal minimum wage, would increase our franchisees’ labor costs.  In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements, and payments to employees who receive gratuities, may divert financial and management resources and adversely affect our operations or those of our franchisees.

We and our franchisees must comply with applicable requirements of the Americans with Disabilities Act and related state accessibility statutes.  Under the Americans with Disabilities Act and related state laws, we and our franchisees must provide equivalent service to disabled persons and make reasonable accommodation for their employment, and when constructing or undertaking significant remodeling of our restaurants, we must make those facilities accessible.  We and our franchisees must also comply with other anti-discrimination laws and regulations, such as the Civil Rights Act and the Age Discrimination Act, which mandate that people be dealt with on an equal basis regardless of such personal traits as sex, age, race, ethnicity, nationality, sexual orientation and gender identity.

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (the “FTC”) and various state laws and similar foreign agencies.  The FTC’s “Franchise Rule” and other federal and state laws regulate the sale of franchises, require registration of the franchise disclosure document with state authorities, and require the delivery of a franchise disclosure document to prospective franchisees.  These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchisor to designate sources of supply.

The operation of our restaurants is subject to laws and regulations relating to nutritional content, nutritional labeling, product safety, menu labeling and other regulations imposed by the Food and Drug Administration (the “FDA”), including the Food Safety Modernization Act.  Regulations relating to nutritional labeling may lead to increased operational complexity and expenses and may impact our franchisees’ sales.

We and our franchisees are also subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud.  An increasing number of governments and industry groups worldwide have established data privacy laws and standards for the protection of personal information, including social security numbers and financial information.

In the event we expand our operations internationally, we and our franchisees will be subject to national and local laws and regulations that often are similar to those affecting us and our franchisees in the U.S., including laws and regulations concerning franchising, zoning, health, safety, sanitation, and building and fire code.  We will also be subject to regulations of the U.S. Citizenship and Immigration Services and U.S. Customs and Immigration Enforcement, tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment.

Environmental Matters

We and our franchisees are subject to various federal, state and local environmental regulations, and increasing focus by U.S. governmental authorities on environmental matters is likely to lead to new governmental initiatives.  Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our and our franchisees’ operations.  To the extent these initiatives cause an increase in our franchisees’ supply or distribution costs, they may impact our business both directly and indirectly.  However, we do not expect compliance with applicable environmental regulations to have a material effect on our capital expenditures, financial condition, results of operations, or competitive position.

Acquisitions

In January 2014, we acquired a 50% interest in the franchisor of the Wing Nutz® brand of restaurants for $400,000 in cash and $400,000 in shares of our common stock.  The Wing Nutz concept is comprised of family-friendly, sports-themed restaurants offering a large selection of premium baked chicken wings, boneless wings, hog wings, chicken tenders, wraps, salads, nachos, sandwiches, quesadillas and other baked products.  It also offers its own proprietary line of craft beers under the name “Nut Job Beers”.  Wing Nutz currently has 10 restaurants in Utah and one restaurant in Idaho.

We intend to acquire additional restaurant brands offering us product and geographic diversification during the next 12 months.

Seasonality

We do not consider our business to be seasonal to any material degree.

Employees

As of March 25, 2014, we had a total of five employees, all of whom were full-time employees.  We also utilize the services of several consultants.  Our franchisees are independent business owners, so their employees are not employees of ours and, therefore, are not included in our employee count.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

Available Information

We file reports and other materials with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. We make available free of charge through our website at www.dickswingsandgrill.com all materials that we file electronically with the SEC as soon as reasonably practicable after electronically filing or furnishing such material with the SEC.  These materials are also available on the SEC’s website at www.sec.gov, and may be read and copied by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

The information contained on, or accessible through, our website and the SEC’s website does not constitute a part of this report.  The inclusion of our website and the SEC’s website in this report is an inactive textual reference only.

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

Risks Associated With Our Business

We have a history of losses and can provide no assurance that we will ever become profitable.

We incurred net losses to common stockholders of approximately $658,000 and $354,000 for the years ended December 29, 2013 and December 30, 2012, respectively, and had an accumulated deficit of approximately $3,673,056 at December 29, 2013.  Our future profitability is dependent upon our ability to successfully execute our business plan.  We can provide no assurance regarding when, if ever, we will become profitable.  Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Accordingly, we may continue to generate losses for the foreseeable future and, in the extreme case, discontinue operations.

We may need to raise additional capital in the future, which capital may not be available or, if available, may not be available on acceptable terms.

Our current cash resources may not be sufficient to sustain our current operations for the next 12 months.  Our cash outflows from operating activities were approximately $470,000 during the year ended December 29, 2013, and we had outstanding debt obligations of approximately $97,000 at March 25, 2014, of which $11,000 is currently in default.  We are also a party to an employment agreement with Richard W. Akam, who serves as our Chief Executive Officer, Chief Operating Officer and Secretary, pursuant to which we are obligated to pay Mr. Akam an initial annual base salary of $150,000.  A summary of the terms of these debt obligations is set forth under Note 8. Debt Obligations to our audited financial statements beginning on page F-1 of this report, and a summary of the terms of our employment agreement with Mr. Akam is set forth under Item 11. Executive Compensation – Employment Agreements and Arrangements.  As a result, we may need to raise additional capital during the next 12 months to fund our operations and growth.

We have historically relied upon cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations.  More recently, we have relied upon the $1 million revolving credit facility that we obtained through Blue Victory Holdings, Inc. (“Blue Victory Holdings”) in September 2013 to fund our operations and recent expansion efforts.  We intend to rely primarily on cash generated by our operations, proceeds from our credit facility with Blue Victory Holdings, and proceeds received under the promissory note issued by Seenu G. Kasturi under the $340,000 financing transaction that we entered into with him in February 2014, to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, during the next 12 months.  A summary of the material terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations to our audited financial statements beginning on page F-1 of this report, and a summary of the material terms of our financing transaction with Mr. Kasturi is set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.

We can provide no assurance that these sources of capital will be adequate to fund our operations and expansion efforts during the next 12 months.  If these sources of capital are not adequate, we will need to obtain additional capital through alternative sources of financing.  We may attempt to obtain additional capital through the sale of equity securities or the issuance of short- and long-term debt.  If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution.  If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock.  Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends.  In addition, any equity or debt securities that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders.

We have not made arrangements to obtain additional capital and can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  Our ability to obtain additional capital will be subject to a number of factors, including market conditions and our operating performance.  These factors may make the timing, amount, terms or conditions of any proposed future financing transactions unattractive to us.  If we cannot raise additional capital when needed, or if such capital cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, take advantage of future acquisition opportunities, respond to competitive pressures or unanticipated events, or otherwise execute upon our business plan.  This may adversely affect our business, financial condition and results of operations and, in the extreme case, cause us to discontinue operations.

We are dependent upon our franchisees for substantially all of our revenue, and our financial results are closely tied to the operational success of our franchisees.

All of our restaurants are franchised, and we intend to franchise any new restaurants that we open or acquire in the foreseeable future.  We derive substantially all of our revenue from our franchisees in the form of royalty payments, franchise fees and area development fees, and expect royalty payments, franchisee fees and area development fees to comprise substantially all of our revenue for the foreseeable future.  As a result, the success of our business depends in substantial part upon the operational and financial success of our franchisees.

Our franchisees are independent operators.  As a result, we have limited control over how our franchisees run their respective businesses.  If our franchisees fail to execute upon our concept and capitalize upon our brand recognition and marketing, their sales may be adversely affected.  If our franchisees incur too much debt or if economic or sales trends deteriorate such that they are unable to operate their restaurants profitably or repay existing debt, it could result in them suffering financial distress, including insolvency or bankruptcy.  If a significant franchisee or a significant number of our franchisees become financially distressed, our operating results could be impacted through significantly reduced or delayed royalty payments.  Moreover, our franchisees may be unwilling or unable to renew their franchise agreements with us due to low sales volumes, high real estate costs or the inability to secure lease renewals.  Any event that negatively impacts our franchisees’ sales and operations will negatively impact our revenue through corresponding reductions in the royalty payments that we receive from our franchisees.  Accordingly, any such event could have a material adverse effect on our business, financial condition and results of operations.

Our success depends in part upon our ability to grow the number of Dick’s Wings restaurants in our portfolio.

Our growth strategy depends in part on our ability to open new Dick’s Wings restaurants in existing markets and new markets where we have little or no operating experience.   While our Dick’s Wings brand has grown to 16 locations since our founding in 2000, it is still evolving and has not yet proven its long-term growth potential.  During the past year, our goal was to optimize the operations of our existing Dick’s Wings restaurants to position ourselves for further expansion.  While we continue to implement improvements at our existing restaurants, we believe the brand is now positioned for expansion.  We can provide no assurance that the enhancements we made to our restaurants were adequate or that additional new restaurant growth will occur.  Our Dick’s Wings brand will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand.

Our success will depend upon our ability to identify and retain franchisees that have adequate restaurant management experience and capital, the ability of our franchisees to open new restaurants in a timely manner, and the ability of our franchisees to operate their restaurants in a profitable manner.  To attract and retain franchisees that have adequate restaurant management experience and capital, we must convince prospective franchisees that opening and operating one or more of our restaurants represents a profitable investment alternative.  Changes in consumer preferences, decreases in disposable consumer income, increases in labor costs and certain commodity prices, such as food, supply and energy costs, and unfavorable publicity could negatively affect the marketability of our restaurants to prospective franchisees.

Even if we successfully recruit qualified franchisees, they may fail to open new restaurants in a timely manner.  Risks that could impact our franchisees’ ability to open new restaurants include our franchisees’ ability to identify suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, secure acceptable financing, obtain required permits and approvals in a timely manner, hire and train qualified personnel, and meet construction schedules.

Moreover, our franchisees may fail to operate their restaurants in a profitable manner.  Restaurant performance is affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the people residing in the market where the restaurant is located, as well as our franchisees’ ability to generate market awareness of the Dick’s Wings brand.  Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, thereby affecting our revenue.

We can provide no assurance that we will be able to identify and retain franchisees who meet our selection criteria or, if we identify such franchisees, that they will be successful in opening and operating their restaurants in a profitable manner.  In the event fail to identify and retain such franchisees or, in the event we do, they fail to operate their restaurants in a profitable manner, our business, financial condition and results of operations could be adversely affected.

Strategic acquisitions and other transactions that we complete in the future could prove difficult to integrate, disrupt our business, adversely affect our operating results and dilute shareholder value.

Our growth strategy depends in part on our ability to expand our business through the acquisition and development of additional restaurant brands.  Accordingly, we are actively seeking potential mergers, acquisitions, joint ventures, investments and other strategic initiatives through which we can acquire or develop additional restaurant brands.

To successfully execute any acquisition or development strategy, we need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms, obtain appropriate financing, and successfully integrate any businesses and assets acquired.  Any acquisition or development transaction that we pursue, whether or not successfully completed, will subject us to numerous risks and uncertainties, including:

●	our ability to accurately assess the value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability of the target businesses and assets;

●	our ability to complete the transaction and integrate the operations, technologies, services and personnel of any businesses or assets acquired;

●	costs associated with the completion of the transaction and the integration of the businesses or assets acquired;

●	our ability to generate sufficient revenue to offset the transaction costs and achieve projected economic and operating synergies;

●	the diversion of financial and management resources from existing operations and potential loss of key personnel;

●	risks associated with entering new domestic and international markets and conducting operations where we have little or no prior experience;

●	the possible negative impact of the transaction on our reputation and the reputation of our Dick’s Wings brand; and

●	the effect of any limitations imposed by federal and state tax laws on our ability to use all or a portion of our pre-transaction net operating losses against post-transaction income.

If we fail to properly evaluate and execute any acquisition or development transactions that we pursue, our business, financial condition and results of operations could be seriously harmed.

In addition, acquisition and development transactions could result in us issuing equity securities or short- or long-term debt to finance the transaction.  The issuance of additional equity securities would result in dilution to our stockholders.  The issuance of securities exercisable or convertible into shares of our common stock would result in dilution to our stockholders in the event the securities are exercised or converted, as the case may be, into shares of our common stock.

Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends.  In addition, any equity or debt securities that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders.  Future acquisition and development transactions could also result in us assuming debt obligations and liabilities and incurring impairment charges related to goodwill and other intangible assets, which could harm our business, financial condition and results of operations.

Our expected growth could strain our personnel and infrastructure resources.

We expect to enter a stage of rapid growth in our operations which could place a significant strain on our management, administrative, operational and financial infrastructure.   Our future success will depend in part upon the ability of our management to manage growth effectively.  Our existing restaurant management systems, financial and management controls, and information and reporting systems and procedures may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, controls and procedures and to locate, hire, train and retain qualified management and operating personnel.  If we fail to successfully manage our growth, we may be unable to execute upon our business plan, which could have an adverse effect on our business, financial condition and results of operations.

Our success depends on the value and perception of our Dick’s Wings brand.

Our success depends in large part upon our ability to maintain and enhance the value of our Dick’s Wings brand and our customers’ connection with our Dick’s Wings brand.  Brand value is based in part on consumer perceptions on a variety of subjective qualities.  While we believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that guests enjoy in our restaurants, negative business incidents, whether isolated or recurring and whether originating from us, our franchisees or suppliers, could significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation.  For example, our brand could be damaged by claims or perceptions about the quality or safety of our products or suppliers, regardless of whether such claims or perceptions are true.  Any such incident could cause a decline in consumer confidence in, or the perception of, our brand, resulting in a decrease in the value of our brand and consumer demand for our products.   This would adversely affect our revenue, financial condition and results of operations.

Unfavorable publicity could harm our business and our brand.

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation, or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity), or other concerns.  Media outlets, including new social media platforms, provide the opportunity for individuals or organizations to publicize inappropriate or inaccurate stories or perceptions about us, our restaurants and the restaurant industry. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to one or more of our restaurants could adversely affect public perception of our entire Dick’s Wings brand.  Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business and brand.

Our current and future franchisees could take actions that could be harmful to our business.

Our franchisees are contractually obligated to operate their restaurants in accordance with our franchise agreements, operating standards and applicable law.  However, although we attempt to properly train and support our franchisees, they are independent third parties that we do not control.  Our franchisees own, operate and oversee the daily operations of their respective restaurants.  As a result, the ultimate success of any franchised restaurant rests with the franchisee.  Adverse events beyond our control, such as quality issues related to a food product or a failure to maintain quality standards at a franchised restaurant, could negatively impact our business and brand.

Increases in food costs could harm our profitability and the profitability of our franchisees.

Our profitability and the profitability of our franchisees depend in part on our ability to anticipate and react to changes in food and supply costs.  The market for chicken and beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of chicken and cattle feed), corn ethanol policy, industry demand, international commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances unpredictable.  If the price of chicken, beef or other commodities that our franchisees use in their restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to customers, our franchisees’ profitability would be negatively impacted.  In addition, if we raise our prices to offset increased commodity prices, our franchisees may experience reduced sales due to decreased consumer demand, which would have a negative impact on our franchisees’ profitability.  Any event that negatively affects our franchisees’ profitability may negatively affect their ability to pay royalties to us and could cause them to close their restaurants.  Any decline in franchisee sales would result in reduced royalty payments to us, which in turn would adversely affect our revenue, financial condition and results of operations.

Changes in commodity prices and other restaurant operating costs could adversely affect our franchisees’ results of operations.

Any increase in certain commodity prices, such as food, supply and energy costs, could adversely affect our franchisees’ operating results.  Because our franchisees provide competitively priced food, their ability to pass along commodity price increases to our customers is limited.  Significant increases in gasoline prices could also result in a decrease of customer traffic at our restaurants or the imposition of fuel surcharges by our distributors, each of which could adversely affect our franchisees’ profit margins.  Our franchisees’ operating expenses also include employee wages and benefits and insurance costs (including workers’ compensation, general liability, property and health) which may increase over time as a result of such factors as minimum wage increases and competition.  Any such increases could adversely affect our franchisees’ profitability, which may negatively affect their ability to pay royalties to us and could cause them to close their restaurants.  This would adversely affect our revenue, financial condition and results of operations.

Shortages or interruptions in the availability and delivery of food and other supplies may increase our franchisees’ costs or reduce our revenue.

The products sold at our restaurants are sourced from a wide variety of suppliers and distributors.  Our franchisees are dependent upon these suppliers and distributors to make and deliver food products and supplies that meet our specifications at competitive prices.   Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of the items our franchisees purchase and the operations of our restaurants.   Such shortages or disruptions could be caused by product quality issues, production or distribution problems, the inability of our vendors to obtain credit, the financial instability of our suppliers and distributors, the failure of our suppliers or distributors to meet our standards, and other factors relating to the suppliers and distributors.  Shortages and disruptions could also be caused by factors outside the control of our suppliers and distributions, such as increased demand, food safety warnings or advisories, inclement weather, natural disasters, such as floods, drought and hurricanes, and other conditions beyond their control.   A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to the operations of our restaurants, which in turn could lead to a decrease in sales and restaurant closures.   In addition, the failure by a supplier or distributor to meet its service requirements could lead to a disruption in supplies until a new supplier or distributor is engaged, and any such disruption could have an adverse effect on our franchisees’ operations, which could in turn have a negative impact on our revenue and business.

Nearly all of our restaurants are located in the greater Jacksonville, Florida area and, as a result, we are sensitive to economic and other trends and developments in that region of the country.

Currently, 15 of our 16 restaurants, as well as our concession stand in EverBank Field, are located in the greater Jacksonville, Florida area.  As a result, we are particularly susceptible to adverse trends and economic conditions in that region of the country, including its labor markets.  In addition, given our geographic concentration, negative publicity regarding any of our restaurants in that region could have a material adverse effect on our business and operations, as could other occurrences in that region, such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or increases in energy prices, droughts, hurricanes, fires, floods or other natural disasters.  In the event any of such changes or events were to occur, our business, financial condition and results of operations could be harmed.

Economic conditions have adversely effected, and may continue to adversely affect, our business and operating results.

We believe that our sales, guest traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, disposable consumer income and, ultimately, consumer confidence.  Our guests may have lower disposable income and reduce the frequency with which they dine out due to a variety of economic factors, including higher levels of unemployment, decreased salaries and wage rates, higher consumer debt levels, rising interest rates, increased energy prices, foreclosures, inflation, higher tax rates, increases in commodity prices and other economic factors that may affect discretionary consumer spending.  Although the global economy has shown signs of recovery over the last three years, the United States continues to suffer from, and may continue to suffer from, depressed economic activity.  This could result in reduced guest traffic, reduced average checks or limitations on the prices we can charge for our menu items, any of which could reduce our sales and profit margins.

The impact of negative economic factors on our franchisees’ existing and potential landlords, developers and surrounding tenants could also negatively affect our financial results.  If our franchises’ landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease obligations owed to our franchisees.  In addition, if our franchisees’ landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, our franchisees may experience a drop in the level of quality of such centers.  Our ability to develop new restaurants may also be adversely affected by the negative economic factors affecting developers and potential landlords.  Developers and landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to instability in the credit markets and recent declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for new restaurants.  If any of the foregoing affect any of our franchisees’ landlords, developers or surrounding tenants, we and our franchisees could be adversely affected.

Changes in consumer preferences regarding diet and health could harm our results of operations.

Our success depends, in part, upon the continued popularity of our Buffalo, New York-style chicken wings, our boneless chicken wings and our other food and beverage items, as well as the appeal of casual family dining restaurants and sports bars generally.  We also depend on trends toward consumers eating away from home.  Consumer preferences could change as a result of new information and attitudes regarding diet and health.  Health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including negative publicity over the health aspects of such food items, could affect consumer preferences for our menu items.  In addition, the federal government as well as a number of states, counties and cities have recently enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests (including caloric, sugar, sodium and fat content).

The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to fit the dietary needs and eating habits of our guests without sacrificing flavor.  If consumer preferences change significantly, we may be required to modify or discontinue certain of our menu items.  To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect guest traffic and our franchisees’ sales, which would have a negative impact on our revenue and results of operations.

The restaurant industry is subject to extensive federal, state and local laws, compliance with which is both costly and complex.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including:

●
the Fair Labor Standards Act, Immigration Reform and Control Act, and other federal and state laws governing such employment matters as minimum wage requirements, overtime pay, tip credits, healthcare, paid leaves of absence, mandated training, working conditions, payroll taxes, sales taxes, workers’ compensation, union memberships, citizenship requirements and immigration;

●
federal, state and local laws governing health, sanitation, safety and fire standards, the sale of liquor, zoning, land use, traffic, and environmental and other matters, as well as the acquisition of permits and licenses in connection therewith;

●
the Americans with Disabilities Act, which is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment, and other federal and state laws governing anti-discrimination, such as the Civil Rights Act and the Age Discrimination Act;

●
the FTC’s “Franchise Rule” and other federal and state laws that govern the offer and sale of franchises and other aspects of the franchisor-franchisee relationship, including terminations and the refusal to renew franchises;

●
the FDA’s Food Safety Modernization Act and other federal and state laws that govern nutritional content, nutritional labeling, product safety, menu labeling and other aspects of our restaurants’ operations;

●	federal and state privacy, consumer protection and other laws; and

●	in the event we expand our business into international jurisdictions, the foreign law equivalents of each of the above.

Compliance with all of these laws and regulations is costly and exposes us and our franchisees to the possibility of litigation and governmental investigations and proceedings. Certain laws, such as the Americans with Disabilities Act, could require us or our franchisees to expend significant funds to make modifications to our restaurants if we fail to comply with applicable standards.  Other rules, such as the FTC’s “Franchise Rule”, could result in the imposition of a ban or temporary suspension on our future franchise sales and a mandate that we make offers of rescission or restitution to our franchisees. If we or our franchisees fail to comply with the laws and regulatory requirements of federal, state and local authorities, and their foreign counterparts, if applicable, we and our franchisees could be subject to, among other things, revocation of required licenses, administrative enforcement actions, fines, sanctions, and civil and criminal liability, and of which would have an adverse effect on our business, financial condition and results of operations.

The sale of alcoholic beverages at our restaurants subjects us and our franchisees to additional regulations and potential liability.

Because our restaurants sell alcoholic beverages, we and our franchisees are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located.  Alcoholic beverage control regulations require each of our franchisees to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on-premises and to provide service for extended hours and on Sundays.  Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including the minimum age of patrons and employees, restaurant hours of operation, advertising and trade practices, wholesale purchasing, inventory control and handling, the storage and dispensing of alcoholic beverages, and other relationships with alcohol manufacturers, wholesalers and distributors.  If we or our franchisees fail to comply with federal, state or local regulations, our franchisees’ licenses may be revoked and they may be forced to terminate the sale of alcoholic beverages at one or more of their restaurants.  This would have a negative impact on our franchisees’ sales and our revenue.

In addition, we and our franchisees are subject to state and local “dram shop” statutes, which may subject us and our franchisees to uninsured liabilities.  These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.  Because a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on our and our franchisees’ financial condition and results of operations.  Further, adverse publicity resulting from any such allegations may adversely affect our business and our brand.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority for us, and we dedicate substantial resources to ensure that our guests enjoy safe, quality food products.  Notwithstanding this, food-borne illnesses, such as E. coli, hepatitis A, trichinosis, “mad cow disease” or salmonella, and food safety issues, such as food tampering, contamination or adulteration, have occurred in the restaurant industry in the past and could occur in the future.  If one of our customers becomes ill from food-borne illnesses or as a result of food safety issues, all of our restaurants may be temporarily closed.  In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of our competitors, or restaurant suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect our franchisees’ sales.  The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain.  Any report or publicity linking us or one of our restaurants to instances of food-borne illness or food safety issues could adversely affect our brand and reputation as well as our revenue and profits, and possibly lead to litigation.

Health concerns arising from outbreaks of viruses may have a material adverse effect on our business.

The United States and other countries have experienced, and may experience in the future, outbreaks of viruses, such as H1N1, or “swine flu,” avian flu, SARS and various other forms of influenza.  Some viruses, such as avian flu, may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products.  Avian flu outbreaks could also adversely affect the price and availability of poultry.  Other viruses, such as H1N1, may be transmitted through human contact.  The risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants.   We could also be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on the operation of our restaurants.   Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may negatively affect our business.

Our failure or inability to enforce our trademarks, trade secrets and other proprietary rights could adversely affect our competitive position or the value of our brand.

We own U.S. registered trademarks for many of the signs, designs and expressions that identify the products and services that we use in our business, including “Dick’s Wings” and “Dick’s Wings & Grill”, and have several U.S. registered trademark applications pending.  We also have common law trademark rights for certain of our proprietary marks, and rely upon trade secrets to protect certain of our rights.  We believe that our trademarks, trade secrets and other proprietary rights have significant value and are important to our business and competitive position.  We, therefore, devote time and resources to the protection of these rights.  Our policy is to pursue registration of our important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks.  We protect our trade secrets and proprietary information, in part, by entering into confidentiality agreements with our employees and consultants, and have included confidentiality provisions in our franchise agreements.  We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

We cannot assure you that the protective actions that we take will successfully prevent unauthorized use or imitation of our intellectual property and proprietary rights by other parties.  In the event third parties unlawfully use or imitate our intellectual property and proprietary rights, we could suffer harm to our image, brand and competitive position.  If we commence litigation to enforce our intellectual property and proprietary rights, we will incur significant legal fees and may not be successful in enforcing our rights.  Moreover, we cannot assure you that third parties will not claim infringement by us of their intellectual property and proprietary rights in the future.  Any such claim, whether or not it has merit, could be time-consuming and distracting for management, result in costly litigation, require us to enter into royalty or licensing agreements, or cause us to change existing menu items or delay the introduction of new menu items.  As a result, any such claim could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to compete effectively in the restaurant industry.

The restaurant industry is fragmented and intensely competitive.  We compete with Buffalo Wild Wings, Hooters, Wings ‘N More, Wingstop, Hurricane Grill & Wings, Wings ‘n Things, and other restaurants offering chicken wings as one of their primary food offerings.  We also compete with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts.  Furthermore, because the restaurant industry has few barriers to entry, new competitors may emerge at any time.  We compete with other restaurants and retail establishments on the basis of price, taste and quality of food, menu offering, perceived value, customer service, atmosphere, location and overall dining experience.  We also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in our restaurants.

Many of our competitors have significantly greater financial and other resources than we do.  Many of our competitors also have greater influence over their respective restaurant systems than we do because of their significantly higher percentage of company-owned restaurants and/or ownership of franchise real estate, giving them a greater ability to implement operational initiatives and business strategies.  Some of our competitors are local restaurants that, in some cases, have a loyal guest base and strong brand recognition within a particular market.  As our competitors expand their operations and as new competitors enter the industry, we expect competition to intensify.  Increased competition could result in price reductions, decreases in profitability and loss of market share by our franchisees. In the event we are unable to compete successfully with our current and future competitors, our business, financial condition and results of operations could be materially and adversely affected.

We and our franchisees may be subject to increased labor and insurance costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits.  As federal and state minimum wage rates increase, we and our franchisees may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage.  Labor shortages, increased employee turnover and health care mandates could also increase labor costs.  In addition, the current premiums that we and our franchisees pay for various types of insurance may increase at any time, thereby further increasing costs.  The dollar amount of claims that we and our franchisees actually incur under our respective insurance policies may also increase at any time, thereby further increasing costs.  Also, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses incurred by us and our franchisees.  The occurrence of any of these events could have a negative impact on our business.

Our franchisees may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages, all of which are subject to change from time to time.  To comply with these regulations, our franchisees must obtain licenses and permits to operate their restaurants.  Typically, the licenses and permits must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that our franchisees’ operations violate applicable regulations.  The failure of our franchisees to obtain and maintain these licenses and permits could delay or result in our decision to cancel the opening of new restaurants or result in the temporary suspension or permanent shutdown of existing restaurants, any of which would adversely affect our business.

Our franchisees must attract and retain qualified restaurant personnel to operate our restaurants.

Our future performance will depend upon the ability of our franchisees to attract, motivate, develop and retain a sufficient number of qualified restaurant personnel, including restaurant managers and hourly employees.  Competition for these employees is intense, and the availability of staff varies widely from restaurant to restaurant.  If our franchisees lose the services of their restaurant staff and are unable to replace them with qualified personnel as needed, or if restaurant management and staff turnover increases, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover, potential delays in new restaurant openings, or adverse guest reactions to inadequate guest service levels due to staff shortages, all of which would adversely affect our business and brand.

We could be party to litigation that could adversely affect us by diverting management attention, increasing our expenses and subjecting us to significant monetary damages and other remedies.

From time to time, we may be subject to complaints or lawsuits by restaurant guests and employees alleging that they suffered an illness or injury after a visit to one of our restaurants, or that we have problems with food quality or operations.  We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and other matters.  In addition, the restaurant industry has been subject to a growing number of claims relating to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to the obesity of some customers.  A number of these industry lawsuits have resulted in the payment of substantial damages by defendants.

In the event we are subject to these types of claims in the future, such claims may be expensive to defend against and may divert resources away from our operations, regardless of whether any such claims are valid or whether we are ultimately held liable.  In the event we are found liable for any such claims, we could be required to pay substantial damages.  With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage that we have could result in us being required to pay substantial damages.  Any adverse publicity resulting from these claims may also adversely affect our reputation.  Any such payments of damages or adverse publicity could have a material adverse effect on our business, financial condition and results of operations.

We depend upon our executive officers and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

We believe that we have benefited substantially from the leadership and experience of our executive officers, including our Chief Executive Officer, Richard W. Akam.  Our executive officers may terminate their employment with us at any time without penalty, and we do not maintain key person life insurance policies on any of our executive officers.  The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis.  In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers could impair our growth and harm our business.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance that we believe is appropriate for a business of our size and type.  However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure against.  Such losses could have a material adverse effect on our business and results of operations.  In addition, we self-insure a portion of our expected losses under our insurance policies.  Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could have a material adverse effect on our business, financial condition and results of operations.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications that provides individuals with access to a broad audience of consumers and other interested persons.  Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted.  Information posted on such platforms may be inaccurate or adverse to our interests, and we may have little or no opportunity to redress or correct the information.  The dissemination of such information online, regardless of its accuracy, could harm our business, reputation and brand.

Other risks associated with the use of social media include improper disclosure of proprietary information, personally identifiable information and out-of-date information, as well as fraud, by our customers, employees and business partners.  The inappropriate use of social media by our customers, employees or business partners could increase our costs, lead to litigation or result in negative publicity that could damage our business, reputation and brand.

Our business may be harmed by disruptions to our computer hardware, software and Internet applications.

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, the management of our supply chain, the collection of cash, the payment of financial obligations, and various other processes and procedures.  Our ability to efficiently manage our business depends on the reliability and capacity of these systems.  The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations.  In addition, while our computer and communications hardware is protected through physical and software safeguards, it remains vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events.  If we fail to maintain the necessary computer capacity and data to support our accounting and billing departments, for example, we could experience a loss of, or delay in receiving, revenue.  Significant capital expenditures may be required to remediate any of the above problems, the payment of which could adversely affect our business, financial condition and results of operations.

Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

We receive and maintain certain personal information about our customers and employees. The use of this information is regulated by applicable law, as well as by certain third-party contracts.  If our security and information systems are compromised, or our employees, franchisees or vendors fail to comply with these laws and regulations, this information could be obtained by unauthorized persons or used inappropriately.  We could incur substantial costs, sustain damage to our reputation, suffer a loss of customer confidence, and be subject to government enforcement actions and litigation as a result, any of which could harm our business, financial condition and results of operations.

We rely on third parties for most of our management information systems and for other back-office functions.

We use third-party vendors to provide, support and maintain most of our management information systems.  We also outsource certain accounting, payroll and human resource functions to third-party service providers.  The parties that we utilize for these services may not be able to handle the volume of activity or perform the quality of service necessary for our operations.  The failure of these parties to fulfill their support and maintenance obligations or service obligations could disrupt our operations and the operations of our franchisees.  Furthermore, the outsourcing of certain of our business processes could negatively impact our internal control processes.  Any such effects on our operations or internal controls could have an adverse effect on our business.

The impact of new restaurant openings could result in fluctuations in our financial performance.

As discussed above, we plan to open several new Dick’s Wings restaurants during our 2014 fiscal year.  Each time we enter into a franchise agreement for a new restaurant, we are entitled to receive a franchise fee in the amount of $30,000.  In addition, when new restaurants open, they typically generate significant guest traffic and, therefore, high sales in their initial months.  Over time, these restaurants may experience a decrease in guest traffic and sales compared to their opening months.  Accordingly, sales achieved by new restaurants during their initial months of operation may not be indicative of the results they will generate on an ongoing basis in the future.  As a result, due to the foregoing factors, results for one fiscal quarter may not be indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

Significant adverse weather conditions and other disasters could negatively impact our results of operations.

Our restaurants could be negatively affected by adverse weather conditions and acts of god, such as regional winter storms, fires, floods, hurricanes, tropical storms and earthquakes, and other disasters, such as oil spills and nuclear meltdowns.  Most of our restaurants are located in northern Florida, making them particularly susceptible to hurricanes, tropical storms and flooding.  The occurrence of any such events could cause substantial damage to our restaurants and result in one or more of our restaurants being closed for an indefinite period of time.  Such damages could also subject our franchisees to substantial repair costs.  Accordingly, any such events could have a material adverse effect on our business, financial condition and results of operations.

We may expand our operations into other countries, which will subject us to a variety of risks associated with conducting international operations.

In the future, we may expand our operations into countries and territories outside of the U.S.  Any such expansion would subject us to risks inherent in foreign operations.  These risks, which can vary substantially by country, include political instability, corruption, social and ethnic unrest, changes in economic conditions (including consumer spending, unemployment levels and wage and commodity inflation), a new regulatory environment, income and non-income based tax rates and laws, less understood consumer preferences, and a variety of other risks associated with conducting foreign operations.  In addition, our results of operations and the value of our foreign assets would be affected by fluctuations in currency exchange rates, which may adversely affect our reported financial results.   Accordingly, any international expansion could negatively impact our business, financial condition and results of operations.

Risks Related to Our Stock

Future sales of our common stock may cause our stock price to decline.

As of March 25, 2014, there were 6,455,224 shares of our common stock outstanding.  Of this number, 1,907,592 shares were freely tradable without restriction, unless the shares are purchased by our affiliates.  The remaining 4,547,632 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act.  None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We may raise additional funds in the future through the issuances of debt or equity securities, which funding may be dilutive to stockholders or impose operational restrictions on us.

We may need to raise additional capital through the sale of equity securities or the issuance of short- and long-term debt.  If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution.  If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock.  Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends.  In addition, any equity or debt securities that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

●	fluctuations in our annual or quarterly operating results;

●	changes in capital market conditions or other adverse economic conditions;

●	upgrades or downgrades by securities analysts following our stock;

●	changes in financial estimates by securities analysts following our stock;

●	our achievement, or our failure to achieve, projected financial results;

●	future sales of our stock by our officers, directors and significant stockholders;

●	investors’ perceptions of our business and prospects relative to other investment alternatives;

●	significant contracts, acquisitions, joint ventures or capital commitments by our competitors;

●	global economic, legal and regulatory factors unrelated to our performance; and

●	the other risks and uncertainties set forth herein under Item 1A. Risk Factors and elsewhere in this report.

The stock market has experienced significant price and volume fluctuations that have affected the market price of the stock of many companies and that often have been unrelated or disproportionate to the operating performance of these companies.  Market fluctuations such as these may seriously harm the price of our common stock.  Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities.  If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations.  In addition, the initiation of any such action could cause the price of our common stock to decline.

Our quarterly operating results may fluctuate due to increases and decreases in sales, food costs, and other factors.

Our quarterly operating results may fluctuate significantly because of a variety of factors, including:

●	increases or decreases in same-store sales;

●	the timing of new restaurant openings;

●	our ability to operate effectively in new markets;

●	the profitability of our restaurants, particularly in new markets;

●	labor availability and costs for hourly and management personnel;

●	changes in consumer preferences and competitive conditions;

●	negative publicity relating to us, our restaurants, our vendors or the products we serve;

●	disruptions in the type and delivery of supplies;

●	consumer confidence and fluctuations in discretionary spending;

●	changes in labor costs or other variable expenses;

●	potential distractions or unusual expenses associated with our expansion plans;

●	the impact of inclement weather, natural disasters, and other calamities; and

●	economic conditions in the jurisdictions in which we operate and nationally.

As a result of the factors discussed above, as well as some of the other factors set forth herein under Item 1A. Risk Factors and elsewhere in this report, our quarterly and annual operating results may fluctuate significantly.  Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or any full year.  These fluctuations may cause future operating results to fall below our estimates or the expectations of our stockholders or the investment community in general.  If our results of operations do not meet the expectations of our stockholders or the investment community, the price of our common stock may decline.

William D. Leopold owns approximately 35% of our outstanding common stock and has the ability to exert significant control over our business and affairs, which may prevent us from taking actions that may be favorable to our other stockholders.

As of March 25, 2014, William D. Leopold beneficially owned approximately 35% of our outstanding common stock.  As a result, Mr. Leopold has the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination involving us that could be favorable to you.

An active trading market for our shares of common stock does not currently exist and we can provide no assurance that such a market will develop in the future.

Our shares of common stock are very thinly traded.  Only a small percentage of our common stock is available to be traded and the price, if traded, may not reflect our actual or perceived value. The liquidity of our stock will be dependent on the perception of our operating business, among other things.  Investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business.  Conversely, trading may be at an inflated price relative to our performance due to, among other things, the lack of available sellers of our shares.  Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept shares of our common stock for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.  We can provide no assurance that an active trading market for our shares of common stock will develop in the future.

Our shares of common stock are not listed for trading on a national securities exchange.

Our common stock currently trades on the OTCQB market tier of the “pink sheets” maintained by the OTC Markets Group, Inc. (the “OTCQB”) and is not listed for trading on a national securities exchange.  Investments in securities trading on the OTCQB are generally less liquid than investments in securities trading on a national securities exchange.  The failure of our shares to be approved for trading on a national securities exchange may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We identified a material weakness in our internal control over financial reporting during the assessment of our internal controls that we performed in connection with the preparation of the audited financial statements included in this report.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting.  During the preparation of our audited financial statements for the year ended December 29, 2013, we identified a control deficiency that have been classified as a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weakness identified, management concluded that our internal control over financial reporting was not effective as of December 29, 2013.

The standards that must be met for management to assess the internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing the activities necessary to make future assessments of our internal control over financial reporting and completing the implementation of any necessary improvements.  Future assessments may require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.

If we are unable to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.  If we are unable to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud.

We are not required to obtain an attestation report on our assessment of our internal control over financial reporting from an independent registered public accounting firm, which may cause investors to lose confidence in us and cause our stock to be negatively impacted.

Under rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are not required to obtain from our independent registered public accounting firm an attestation report on our assessment of our internal control over financial reporting, and we have not voluntarily sought such a report in the past.  If we do not voluntarily seek to obtain an unqualified attestation report on our assessment of our internal control over financial reporting from our independent registered public accounting firm, or if we seek to obtain such a report but our independent registered public accounting firm is unable to provide one to us, investors may lose confidence in us and our stock may be negatively impacted.

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

Our board of directors currently consists of Fred D. Alexander and Ketan B. Pandya.  Mr. Alexander is not an “independent director” as such term is defined by any of the national securities exchanges.  As a result, we do not have a board of directors comprised of a majority of independent directors.  Our board of directors has not created a separately-designated standing audit committee, and neither Mr. Alexander nor Mr. Pandya qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act.  Unless we voluntarily elect to fully comply with all of these rules, we will not receive the benefits and protections they were enacted to provide.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination regarding the purchaser and receive the purchaser’s written agreement to participate in the transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future.  We intend to use any cash generated from our operations for reinvestment in the growth of our business.  Any determination to pay dividends in the future will be made by our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors deemed relevant by our board of directors.  Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock.  We can provide no assurance that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

Our corporate headquarters is located at 13453 North Main Street, Suite 206, Jacksonville, Florida 32218.  We believe that our corporate headquarters is adequate to support our operations for the next 12 months.

Item 3.  Legal Proceedings.

In April 2012, J. David Eberle, one of our former employees, filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08. In December 2012, Mr. Eberle filed an amended complaint. We filed a motion to dismiss the amended complaint in February 2013, and Mr. Eberle filed an objection to our motion to dismiss the amended complaint in May 2013. In November 2013, Mr. Eberle filed a second amended complaint. We filed a motion to dismiss the second amended complaint in March 2014, which motion was denied by the court. The matter is not yet set for trial.

In January 2014, Marcia L. Danzeisen, Larry Simpson and M&MSquared, LLC filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages for breach of contract and unjust enrichment relating to a franchise agreement that we had entered into with them in September 2012. We filed a motion to dismiss the complaint in February 2014. The court has not yet ruled on our motion. The matter is not yet set for trial.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.   Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTCQB under the symbol “ANPZ.”  The first reported trade of our common stock occurred on December 30, 2010.  The following table sets forth the range of high and low bid quotations for shares of our common stock for the periods indicated as report by The Nasdaq Stock Market.  The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal Year Ended December 29, 2013

Quarter ended March 31, 2013	$0.84	$0.35

Quarter ended June 30, 2013	$0.77	$0.42

Quarter ended September 29, 2013	$3.01	$0.49

Quarter ended December 29, 2013	$3.00	$1.05

Fiscal Year Ended December 30, 2012

Quarter ended March 25, 2012	$0.35	$0.14

Quarter ended June 24, 2012	$0.16	$0.08

Quarter ended September 30, 2012	$1.75	$0.03

Quarter ended December 30, 2012	$2.10	$0.35

The last reported trading price of our common stock as reported on the OTCQB on March 25, 2014 was $1.59 per share.

Holders

As of March 25, 2014, the number of stockholders of record of our common stock was 60.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to finance the growth of our business.

Transfer Agent

The transfer agent for our common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Recent Sales of Unregistered Securities

On November 1, 2013, we issued a total of 28,572 shares of our common stock to two accredited investors pursuant to the terms of a settlement agreement in full payment of $55,000 of principal and accrued interest that was outstanding under the promissory note that had originally been issued by us to The Carl Collins Trust in January 2012.  A description of the promissory note and settlement agreement is set forth herein under Note 8. Debt Obligations of our Notes to Financial Statements beginning on page F-1.  The securities were issued to a limited number of accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

On November 5, 2013, we issued a total of 243,911 shares of our common stock to 16 accredited investors upon Blue Victory Holdings’ conversion of $475,626 of principal and accrued but unpaid interest outstanding under the credit facility entered into between us and Blue Victory Holdings in September 2013.  A description of the credit facility is set forth herein under Note 8. Debt Obligations of our Notes to Financial Statements beginning on page F-1.  The securities were issued to a limited number of accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6.   Selected Financial Data.

Not Applicable.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors and elsewhere in this report.  See also “Special Note Regarding Forward-Looking Statements” on page 1 of this report. The following should be read in conjunction with our audited financial statements beginning on page F-1 of this report.

Overview

We were formed in April 2000 to develop the Dick’s Wings concept, and are the operator and franchisor of the Dick’s Wings brand of restaurants.  We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings.  We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike.  At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience “from first bite to last call.”

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill restaurants, which are full service restaurants, and our Dick’s Wings Express restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like the Dick’s Wings concession stand that we have in the “Bud Light Party Zone” at EverBank Field.  We currently have 16 restaurants, of which 15 are Dick’s Wings & Grill full service restaurants and one is a Dick’s Wings Express limited service restaurant, and our Dick’s Wings concession stand at EverBank Field.  Of our 16 restaurants, 15 are located in Florida and one is located in Georgia.  Our concession stand at EverBank Field is located in Florida as well.  All of our restaurants are owned by franchisees, and our concession stand at EverBank Field is licensed to a third-party operator.

Strategy

Our plan is to grow our company from a primarily Florida-based franchisor of Dick’s Wings restaurants into a diversified restaurant company operating a portfolio of premium restaurant brands.  The first major component of our growth strategy is the continued improvement and expansion of our legacy Dick’s Wings brand.  In furtherance of this, we plan to open franchised restaurants in both new and existing markets in the U.S.  In our existing markets, we plan to continue to open new franchise restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies.  In new markets, we plan to open several restaurants at a time to quickly build our brand awareness.  We currently plan to open several new Dick’s Wings restaurants in the U.S. during the next 12 months.

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification.  We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands.  In furtherance of this strategy, in January 2014, we acquired a 50% interest in the franchisor of Wing Nutz, a provider of premium baked chicken wings and other baked products.  A more detailed description of our strategy is set forth above under Item 1. Business – Strategy, and a more detail description of the Wing Nutz transaction is set forth above under Item 1. Business – Acquisitions.

Recent Developments

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

In January 2014, we acquired a 50% interest in the franchisor of the Wing Nutz brand of restaurants.  The Wing Nutz brand is comprised of family-friendly, sports-themed restaurants offering a large selection of premium baked chicken wings, boneless wings, hog wings, chicken tenders, wraps, salads, nachos, sandwiches, quesadillas and other baked products.  It also offers its own proprietary line of craft beers under the name “Nut Job Beers”.  Wing Nutz currently has 10 restaurants in Utah and one restaurant in Idaho.

On February 27, 2014, we entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s Class A common stock, par value $0.01 per share, for $340,000.  Mr. Kasturi paid for the shares through the issuance of a promissory note in favor us in the amount of $340,000.  The note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015.  The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014.  Mr. Kasturi may prepay the principal amount of the note, in whole or in part, together with any accrued but unpaid interest thereon, at any time without penalty.  In the event an “event of default,” as such term is defined in the note, occurs that is not cured within 30 days, the remaining balance of principal and accrued interest outstanding under the note will accelerate and become immediately due and payable.

Financial Results

Our fiscal year ended December 29, 2013 was a successful transitional year for us.  During the past year, Michael Rosenberger resigned as our sole executive officer, and, in his place, we appointed Richard W. Akam as our Chief Executive Officer, Chief Operating Officer and Secretary, and Daniel Slone as our Chief Financial Officer.  One of our goals this past year was to optimize our existing Dick’s Wings restaurants and develop a strategic plan through which we will open new Dick’s Wings restaurants.  While we continue to enhance the operations of our existing restaurants and incorporate key insights into our new restaurant rollout plans, we believe the brand is now positioned for expansion.  Our other goal this past year was to create and implement a plan through which we would acquire controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification.  We successfully implemented this plan during the latter half of 2013 and completed our first such transaction in February 2013 with our acquisition of a 50% interest in the franchisor of the Wing Nutz brand of restaurants.

Despite a difficult economic environment, we achieved revenue growth of 9% during our 2013 fiscal year.  Our total revenue was $489,816 for the year ended December 29, 2013 compared to $450,946 for the year ended December 30, 2012.  Notably, royalty revenue increased almost 23%, from $355,012 to $435,622.  Total operating expenses increased $731,822 to $1,442,253 for the year ended December 29, 2013 from $710,431 for the year ended December 30, 2012, and net loss was $658,038 for the year ended December 29, 2013 compared to $353,832 for the year ended December 30, 2012.  Our total debt obligations decreased approximately 67% to $138,772 at December 29, 2013 from $413,603 at December 30, 2012.

Outlook

We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants, as we open new Dick’s Wings, and as we acquire interests in other restaurant brands, and as the economy continues to improve.  We expect net loss to decrease during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through the 50% interest that we own in the franchisor of the Wing Nutz brand.  The decrease in net loss that we expect to achieve will be partially offset by greater operating expenses that we expect to incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.

Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities.  Accordingly, the completion of any such transactions during our 2014 fiscal year may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

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

Revenue Recognition

Our revenue consists primarily of royalty payments, franchise fees and area development fees that we receive from our franchisees.  We generate revenue by entering into franchise agreements with parties to build and operate restaurants using the Dick’s Wings brand within a defined geographical area.  The agreements have a 10-year term and can be renewed for one additional 10-year term.  We provide the use of our Dick’s Wings trademarks and Dick’s Wings system, which includes uniform operating procedures, standards for consistency and quality of products, technical knowledge, an procedures for accounting, inventory control and management, in return for the royalty payments, franchise fees and area development fees.

Franchisees are required to operate their restaurants in compliance with their franchise agreements, which includes adherence to operating and quality control procedures established by us.  We are not required to provide loans, leases, or guarantees to franchisees or the franchisees’ employees and vendors.  If a franchisee becomes financially distressed, we are not required to provide financial assistance.  If financial distress leads to insolvency of the franchisee or the filing of a petition by or against the franchisee under bankruptcy laws, we have the right, but not the obligation, to acquire the franchise at fair value as determined by an independent appraiser selected by us.  Franchisees generally remit royalty payments weekly for the prior week’s sales.  Franchise and area development fees are paid upon the signing of the related agreements.

We recognize the royalties, franchise fees and area development fees that we receive as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectability is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.   Royalties are accrued as earned and are calculated each period based on restaurant sales.  Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by us have been performed.  Area development fees are dependent upon the number of restaurants in the territory, as are our obligations under the area development agreement.  Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), using the modified prospective transition method.  Under this method, compensation expense includes: (a) compensation expense for all stock-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value, and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.  Such amounts have been reduced to reflect our estimate of forfeitures of all unvested awards.

We account for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505, Equity (“ASC 505”).  ASC 718 and ASC 505 require that we recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by the non-employees.

We use the Black-Scholes pricing model to determine the fair value of the stock-based compensation that we grant to employees and non-employees.  The Black-Scholes pricing model takes into consideration such factors as the estimated term of the securities, the conversion or exercise price of the securities, the volatility of the price of our common stock, interest rates, and the probability that the securities will be converted or exercised to determine the fair value of the securities.  The selection of these criteria requires management’s judgment and may impact our net income or loss.  The computation of volatility is intended to produce a volatility value that is representative of our expectations about the future volatility of the price of our common stock over an expected term.  We used our share price history to determine volatility and cannot predict what the price of our shares of common stock will be in the future.  As a result, the volatility value that we calculated may differ from the actual volatility of the price of our shares of common stock in the future.

Derivative Financial Instruments

We record all derivative financial instruments on our balance sheet at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”).  Fair values for exchange-traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data, judgment and estimates.

We issued a convertible promissory note during the year ended December 25, 2011 and evaluated the terms and conditions of the conversion features contained in the note to determine whether they represented embedded or freestanding derivative instruments under the provisions of ASC 815.  We determined that the conversion features contained in the note represented freestanding derivative instruments that met the requirements for liability classification under ASC 815.  As a result, the fair value of the derivative financial instruments in the note were reflected in our balance sheet as a liability.  The fair value of the derivative financial instruments in the note was measured at the inception date of the note and each subsequent balance sheet date.  Any changes in the fair value of the derivative financial instruments were recorded as non-operating, non-cash income or expense at each balance sheet date.

We used the binomial lattice valuation model to value the conversion features in our convertible promissory note.  The binomial lattice valuation model values the embedded derivatives based on a probability-weighted discounted cash flow model.  This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its rights to convert the note, (iv) the holder exercises its rights to convert the note, and (v) we default on the note.  We used the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, the price of our common stock and specific terms of the note, such as the interest rate and conversion price, that will be in effect when they occur.  Based on the analysis of these factors, we used the model to develop a set of potential scenarios.  Probabilities of each scenario occurring during the remaining term of the note were determined based on management’s projections.  These probabilities were used to create a cash flow projection over the term of the note, and to determine the probability that the projected cash flow would be achieved.  A discounted weighted-average cash flow for each scenario was then calculated and compared to the discounted cash flow of the note without the embedded derivative in order to determine a value for the embedded derivative.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment (“ASU 2012-02”).  ASU 2012-02 simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is more likely than not that the asset is impaired.  This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, however, early adoption was permitted.  We elected not to effect the early adoption of ASU 2012-02.  The adoption of this new guidance did not have a significant impact on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  ASU 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  AUS 2013-02 became effective prospectively for reporting periods beginning after December 15, 2012.  Other than requiring additional disclosures, the adoption of this new guidance did not have a significant impact on our financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”).  ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of ASU No. 2013-11 will not have a significant impact on our financial statements.

Comparison of the Years Ended December 29, 2013 and December 30, 2012

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue increased $38,870 to $489,816 for the year ended December 29, 2013 from $450,946 for the year ended December 30, 2012.  The increase of $38,870 was due to an increase of $80,610 for royalties, partially offset by decrease of $41,740 for other income.  Our royalties were positively impacted by increased sales by our franchisees and operational improvements that we implemented at each of our franchisees’ restaurants.  We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants, as we open new Dick’s Wings, and as we acquire interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $209,988 to $536,191 for the year ended December 29, 2013 from $326,203 for the year ended December 30, 2012.  The increase of $209,988 was due primarily to an increase of $200,000 for consulting fees that we incurred under the consulting agreement that we entered into with Michael Rosenberger, our former Chief Executive Officer in July 2013 in connection with the termination of his employment with us.  A summary of the terms of the consulting agreement is set forth under Note 6. Commitments and Contingencies – Employment Agreements in the footnotes to our financial statements beginning on page F-1 of this report.  We expect our professional fees to increase during the next 12 months as we incur increased legal, accounting and technology fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission.

Employee Compensation Expense.  Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense increased $472,020 to $665,084 for the year ended December 29, 2013 from $193,064 for the year ended December 30, 2012.  The increase of $472,020 was due primarily to increases of $310,217 for salaries and wages, $99,080 for equity-based compensation, $19,871 for employee benefits and $15,691 for payroll taxes and $11,500 for bonuses.  We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses.  General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and fees, insurance expenses, investor relations expenses, office supplies, rent expense, repairs and maintenance, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses increased $49,814 to $240,978 for the year ended December 29, 2013 from $191,164 for the year ended December 30, 2012.  The increase of $49,814 was due primarily to increases of $37,548 for marketing and advertising expenses and $6,452 for rent expense.  We expect other general and administrative expenses to increase over the next 12 months as incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we incur, and imputed interest on no-interest loans that have been made to us.  Interest expense decreased $21,203 to $37,776 for the year ended December 29, 2013 from $58,979 for the year ended December 30, 2012.  The decrease of $21,203 was due primarily to a decrease of $28,218 for interest that we incurred on our loan with Bank of America that was settled in April 2013 and decreases for interest that we incurred on our other outstanding loans, partially offset by an increase of $10,433 for imputed interest incurred on the no-interest loans that were made to us by Blue Victory Holdings.  A summary of the terms of our loan with Bank of America and our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.  We expect interest expense to fluctuate during the next 12 months as we borrow and repay loans under our credit facility with Blue Victory Holdings.

Gain on Settlement of Debt

Gain on the settlement of debt consists of the gain that we recognized in connection with the settlement agreement that we entered into with Bank of America in April 2013.  We recognized gain on the settlement of debt of $320,798 during the year ended December 29, 2013.  We did not recognize any gain on the settlement of debt during the year ended December 30, 2012.  A summary of the terms of our settlement agreement with Bank of America is set forth under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.  We intend to settle other outstanding debts that we have which could result in the recognition of additional gains and losses on the settlement of debt during the next 12 months.

Loss on Settlement of Legal Proceedings

Loss on settlement of legal proceedings consists of the losses that we incur for judgments in legal proceedings and settlements of legal proceedings.  We incurred loss on settlement of legal proceedings of $35,000 during the year ended December 30, 2012.  We did not incur any loss on settlement of legal proceedings during the year ended December 29, 2013.  The loss that we recognized during the year ended December 30, 2012 was incurred in connection with a settlement agreement that we entered into with respect to the legal proceeding entitled Summercove, Inc. d/b/a/ Capodice & Associates v. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida.  A summary of this legal proceeding, the judgment thereon and the settlement thereof is set forth under Note 12. Judgments in Legal Proceedings in the footnotes to our financial statements beginning on page F-1 of this report.   We do not expect to recognize any additional losses on the settlement of legal proceedings during the next 12 months.

Net Loss

We incurred a net loss of $658,038 during the year ended December 29, 2013 compared to a net loss of $353,832 during the year ended December 30, 2012.  The increase in net loss of $304,206 was due primarily to increases of $209,988 for professional fees, $472,020 for employee compensation expense and $49,814 for general and administrative expenses.  This was partially offset by increases of $38,870 for revenue and $320,798 for gain on the settlement of debt, and decreases of $35,000 for loss on settlement of legal proceedings and $21,203 for interest expense.  We expect net loss to decrease during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through the 50% interest that we own in the franchisor of the Wing Nutz brand.  The decrease in net loss that we expect to achieve will be partially offset by greater operating expenses that we expect to incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.  Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities.  Accordingly, the completion of any such transactions during our 2014 fiscal year may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $469,597 during the year ended December 29, 2013 compared to $110,581 during the year ended December 30, 2012.  The increase of $359,016 for cash used by operating activities was due primarily to increases of $304,206 for net loss and $320,798 for gain on the settlement of debt, and decreases of $35,000 for loss on legal judgment, $27,680 for accounts receivable and $19,948 for settlement agreements payable.  This was partially offset by increases of $296,753 for accounts payable and accrued liabilities, and $49,907 for stock issued for compensation and amortization of stock compensation expense.

Net cash used by investing activities was $14,007 during the year ended December 29, 2013. We did not have any cash flows from investing activities during the year ended December 30, 2012.  The increase of $14,007 was due to an increase of $16,507 for the issuance of notes receivable, partially offset by an increase of $2,500 for repayments of the notes receivable.

Net cash provided by financing activities was $476,308 during the year ended December 29, 2013 compared to $122,939 during the year ended December 30, 2012.  The $353,369 increase in cash provided by financing activities was due an increase of $403,369 for proceeds from the issuance of notes payable, partially offset by an increase of $50,000 for repayments of notes payable.

Our primary sources of capital over the past 12 months are set forth below.

Between January 2012 and September 13, 2013, we borrowed $415,316 from Blue Victory Holdings.  The loans were interest free and payable on demand.

On September 13, 2013, we entered into a loan agreement with Blue Victory Holdings pursuant to which Blue Victory Holdings agreed to extend a revolving line of credit facility to us for up to $1 million.  The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default.  Blue Victory Holdings has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of our common stock.  Our obligation to repay the outstanding balance of the credit facility is evidenced by a promissory note that we issued to Blue Victory Holdings on September 13, 2013.  The no-interest loans in the amount of $415,316 that Blue Victory Holdings made to us between January 2012 and September 13, 2013 were converted into loans under the loan agreement.  Accordingly, the outstanding principal amount of the credit facility on September 13, 2013 was $415,316.  A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.

Between September 14, 2013 and November 5, 2013, we borrowed an additional $56,971 under the credit facility.  Accordingly, on November 5, 2013, we had a total of $475,626 of principal and accrued but unpaid interest outstanding under the credit facility.  On that date, Blue Victory Holdings converted all of the outstanding principal and accrued interest into a total of 243,911 shares of our common stock.

Between November 6, 2013 and December 29, 2013, we borrowed an additional $122,722 from Blue Victory Holdings under the credit facility.  Accordingly, as of December 29, 2013, the outstanding principal amount of the credit facility was $122,772.

In December 2013, we borrowed $5,000 from Star Brands II, a Louisiana limited liability company.  The loans were interest free and payable on demand.  We repaid this loan in full in January 2014.

Between December 30, 2013 and January 21, 2014, we borrowed an additional $444,890 under the credit facility. Accordingly, on January 21, 2014, we had a total of $570,529 of principal and accrued but unpaid interest outstanding under the credit facility. On that date, Blue Victory Holdings converted all of the outstanding principal and interest into a total of 326,017 shares of our common stock.

On February 27, 2014, we entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of our common stock for $340,000.  Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000.  The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015.  The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014.

Between January 22, 2014 and March 25, 2014, we borrowed an additional $124,112 from Blue Victory Holdings under the credit facility.  Accordingly, as of March 25, 2014, loans in the amount of $124,112 were outstanding under the credit facility.

To date, our capital needs have been met primarily through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations.  More recently, we have relied upon the $1 million revolving credit facility that we obtained through Blue Victory Holdings, Inc. (“Blue Victory Holdings”) in September 2013 to fund our operations and recent expansion efforts.  We have used the proceeds from the sale of our equity securities and the issuance of short-and long-term debt to pay virtually all of the costs and expenses that we have incurred to date.  These costs and expenses have been comprised primarily of the professional fees, employee compensation expenses, and general and administrative expenses discussed above.

We intend to rely primarily on cash generated by our operations, proceeds from our credit facility with Blue Victory Holdings, and proceeds received under the promissory note issued by Seenu G. Kasturi under the $340,000 financing transaction that we entered into with him in February 2014, to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, during the next 12 months.  A summary of the material terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations to our audited financial statements beginning on page F-1 of this report, and a summary of the material terms of our financing transaction with Mr. Kasturi is set forth under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.

We can provide no assurance that these sources of capital will be adequate to fund our operations and expansion efforts during the next 12 months.  If these sources of capital are not adequate, we will need to obtain additional capital through alternative sources of financing.  We may attempt to obtain additional capital through the sale of equity securities or the issuance of short- and long-term debt.  If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution.  If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock.  Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends.  In addition, any equity or debt securities that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders.

We have not made arrangements to obtain additional capital and can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  Our ability to obtain additional capital will be subject to a number of factors, including market conditions and our operating performance.  These factors may make the timing, amount, terms or conditions of any proposed future financing transactions unattractive to us.  If we cannot raise additional capital when needed, or if such capital cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, take advantage of future acquisition opportunities, respond to competitive pressures or unanticipated events, or otherwise execute upon our business plan.  This may adversely affect our business, financial condition and results of operations and, in the extreme case, cause us to discontinue our operations.

Off-Balance Sheet Arrangements

As of December 29, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

Our audited financial statements at and for each of the years ended December 29, 2013 and December 30, 2012, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

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

As of December 29, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled, “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 29, 2013 due to the existence of a material weakness in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that a material weakness existed in the following area as of December 29, 2013:

               Our board of directors is comprised of Fred D. Alexander and Ketan B. Pandya.  Mr. Alexander serves as an officer for Blue Victory Holdings, a company that loaned us $521,308 and $72,939 during the years ended December 29, 2013 and December 30, 2012, respectively, and that loaned us $531,027 between December 30, 2013 and March 25, 2014.  As a result, we do not have a board of directors comprised of a majority of independent directors monitoring the actions of our senior management.  One of the responsibilities of a company’s board of directors is to act as an independent source for monitoring the actions of a company’s senior management.  The lack of a majority of independent directors on our board of directors constitutes a material weakness in our internal controls.

              To remediate this material weakness, we are currently seeking independent directors to join our board of directors.  The addition of such board members will provide us with independent directors who can monitor the actions of our top management.  Our efforts to do so have been hindered substantially by the fact that we do not have a directors and officers insurance policy in place.  Because such policies are very expensive, we believe it is in our best interest to forego the purchase of such a policy and instead focus the use of our limited financial resources on our development and growth.  Notwithstanding the foregoing, we will continue seeking independent directors to join our board of directors.

Notwithstanding the existence of this material weakness in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at December 29, 2013 and December 30, 2012 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 29, 2013 and December 30, 2012 in conformity with GAAP.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only our management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Richard W. Akam	58	Chief Executive Officer, Chief Operating Officer, and Secretary

Daniel Slone	44	Chief Financial Officer

Fred D. Alexander	67	Chairman of the Board

Ketan B. Pandya	45	Director

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

Fred D. Alexander has served as the Chairman of our board of directors since November 2012. He has served as the Vice President of Business Development for Blue Victory Holdings, Inc., a private equity firm that is focused primarily on the development and management of branded assets, where he is responsible for the identification, acquisition and financing of branded restaurants, since July 2010.  He has also served as the Managing Member and Director of Business Development for Quantum Leap, LLC, a real estate company that he founded that acquires, develops, and manages underperforming properties and other assets, since July 2007.  Mr. Alexander serves as the General Partner of Southern Real Estate, LLP, a real estate company that he founded in August 2002 that acquires, rehabilitates and markets low-income apartment properties, and as the Managing Member and Director of Operations for American Phoenix, LLC, a real estate company that he founded in December 2003 that acquires, developments and markets high-end real estate assets, including apartment buildings, condominiums and shopping centers.  Mr. Alexander obtained his college degree at the University of Louisiana, at Lafayette, and has been a licensed real estate broker since 1972.

We believe Mr. Alexander is qualified to serve as a director due to his extensive experience with identifying, evaluating, acquiring and financing branded restaurants and other assets, and his more than 40 years of experience in management, operations and finance.

Ketan B. Pandya has served as a member of our board of directors since August 2013.  He has served as the Senior Director of National Account Sales for SMART Technologies, a developer of Web-based integrated customer relationship solutions, since March 2012.  He has also served as a Senior Consultant to ProTechnology, a consumer electronics company, since January 2010, and as a member of the advisory board of Axelo, a developer of advanced sensing technologies, since January 2008.  Prior to that, Mr. Pandya served as the Director of Marketing/Sales for Advanced Micro Devices, a multinational semiconductor company, from March 2010 to December 2011, and served as the Senior Manager for Product Marketing and Retail Sales Support for Dell, a multinational computer technology company, from September 1999 to February 2010.  Mr. Pandya earned a B.S. in Electrical Engineering from the Louisiana State University and a MBA with a concentration in marketing from the University of Texas at Austin.

We believe Mr. Pandya is qualified to serve as a director due to his strong leadership, business acumen and analytical skills, and the more than 20 years of experience he acquired in senior sales and marketing positions at a number of multinational companies.

Executive Officers

Richard Akam has served as our Chief Executive Officer and Secretary since July 2013 and as our Chief Operating Officer since January 2013.  Mr. Akam also served as our Chief Financial Officer from July 2013 to August 2013.  Prior to joining us, since September 2012, Mr. Akam served as the chief operating officer of Ker’s Winghouse.  From May 2011 to July 2012, he was the chief operating officer of Twin Peaks Restaurants.  Before this, he served as the chief operating officer of First Watch Restaurants (February 2005 to December 2008) and Raving Brands (October 2003 to February 2005).  Prior to this, for approximately 20 years, he served in various roles with Hooters of America, including serving as its president and chief executive officer from 1995 to 2003.  Mr. Akam is also the founding member of Akam & Associates, LLC, a restaurant consulting firm that has provided consulting services to the restaurant industry since 2009.  Mr. Akam earned a Bachelor of Arts degree from the University of Louisville.

Daniel Slone has served as our Chief Financial Officer since August 2013.  He also serves as the Controller of Blue Victory Holdings, a private equity firm focused primarily on the development and management of national restaurant franchises and other assets, a position he has held since July 2012.  Prior to joining Blue Victory Holdings, Mr. Slone served as the Director of Operations of LCS Corrections Services, a privatized corrections company, from September 2007 to April 2012.  Prior to that, he worked for Pop-A-Lock, a national professional locksmithing franchise, serving as the Vice President and Director of Franchise Operations for the franchisor from April 2000 to April 2003, and subsequently serving as the Chief Financial Officer for the company’s largest franchisee from April 2003 to August 2007.  Mr. Slone earned a B.A. in political science and international relations from the University of Mississippi, and an MBA with a concentration in management from the University of Phoenix.

Stockholder Communications

We have not implemented any formal procedures for stockholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at American Restaurant Concepts, Inc., 13453 North Main Street, Suite 206, Jacksonville, FL 32218.  In general, all stockholder communication delivered to the corporate secretary for forwarding to the Board of Directors or specified members of the Board of Directors will be forwarded in accordance with the stockholder’s instructions.  However, the corporate secretary reserves the right to not forward to members of the Board of Directors any abusive, threatening or otherwise inappropriate materials.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.  A copy of our Code of Business Conduct and Ethics is available without charge upon written request directed to American Restaurant Concepts, Inc., Attention: Richard W. Akam, 13453 North Main Street, Suite 206, Jacksonville, FL 32218.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 29, 2013.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal years ended December 29, 2013 and December 30, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		All Other Compensation		Total ($)

Richard W. Akam (2)	2013	150,000	-0-	99,080	(6)	12,000	(7)	261,080
Chief Executive Officer, Chief Operating Officer and Secretary

Daniel Slone (3)	2013	$1	-0-	-0-		-0-		1
Chief Financial Officer

Michael Rosenberger (4)	2013	87,500	-0-	-0-		177,500	(8)	265,000
Former Chief Executive Officer, Chief Financial Officer and Secretary	2012	150,000	-0-	-0-		-0-		150,000

(1) Represents the grant date fair value of the awards, calculated in accordance with ASC 718.  A summary of the assumptions made in the valuation of these awards is provided herein under Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Item 11. Executive Compensation – Employment Agreements and Arrangements, and in our notes to financial statements beginning on page F-1 of this report.

 (2) Mr. Akam was appointed as our Chief Operating Officer on January 22, 2013, and was appointed as our Chief Executive Officer and Secretary on July 31, 2013.  Mr. Akam also served as our Chief Financial Officer from July 31, 2013 to August 22, 2013.

(3) Mr. Akam was appointed as our Chief Financial Officer on August 22, 2013.

(4) Mr. Rosenberger served as our Chief Executive Officer, Chief Financial Officer and Secretary from April 25, 2000 to July 31, 2013.

(5) The amount of Mr. Akam’s bonus for 2013 has not yet been determined and, as a result, is not calculable through the date of this report.  We expect that Mr. Akam’s bonus will be determined no later than June 30, 2014.

(6) Consists of $50,000 recognized in connection with the vesting of a stock award that was made on January 22, 2013, and $49,080 recognized in connection with the partial vesting of a stock award that was made on July 22, 2013.  The stock award that was made on July 22, 2013 vested in full on January 1, 2014.  We recognized a total of $50,000 of stock compensation expense in connection with the grant of this stock award.

(7) Consists of a car allowance of $12,000.

(8) Consists of: (i) compensation in the amount of $10,000 paid to Mr. Rosenberger under the settlement agreement that we entered into with him on July 12, 2013 in connection with his resignation as our Chief Executive Officer, Chief Financial Officer and Secretary on July 31, 2013, and (ii) compensation in the amount of $167,500 paid to Mr. Rosenberger under the consulting agreement that we entered into with him on July 12, 2013, consisting of a payment of $70,000 on July 31, 2013 and payments of $32,500 on September 1, 2013, October 15, 2013, December 1, 2013, respectively.  Mr. Rosenberger received one final payment of $32,500 under the consulting agreement on December 31, 2013.

Employment Agreements and Arrangements

On January 1, 2012, we entered into an amended and restated employment agreement with Michael Rosenberger, our former Chief Executive Officer, Chief Financial Officer and Secretary.  Under the terms of the agreement, Mr. Rosenberger agreed to continue to serve as our Chief Executive Officer, Chief Financial Officer and Secretary.  The agreement was for a term of two years.  We agreed to pay Mr. Rosenberger an annual base salary of $150,000 during the term of the agreement.  In the event Mr. Rosenberger terminated his employment with us, or we terminated Mr. Rosenberger’s employment without “cause” (as such term was defined in the agreement), we were required to continue paying Mr. Rosenberger his salary for the remainder of the term.

On July 12, 2013, we entered into a separation agreement with Mr. Rosenberger and Moose River Management, Inc., a company that is wholly owned by Mr. Rosenberger (“Moose River”).  The separation agreement became effective on July 31, 2013.

Under the terms of the separation agreement, Mr. Rosenberger agreed to resign from his positions as our Chief Executive Officer, Chief Financial Officer and Secretary, and from any and all other employment positions that he had with us, and agreed to resign as a member of our board of directors, all effective July 31, 2013.  In addition, Moose River agreed to assign to us all of the “Dick’s Wings” trademarks (the “Trademarks”) then being licensed to us by Moose River under that certain Trademark License Agreement (the “License Agreement”), dated July 16, 2007, by and between Moose River and us.  We agreed to pay Mr. Rosenberger $10,000 in settlement of all compensation and reimbursement due to Mr. Rosenberger arising out of or in connection with his employment with us.  In addition, we and Mr. Rosenberger agreed to release each other from any and all claims that each of us may have had against each other.  As a result of the execution of the separation agreement, the amended and restated employment agreement that we entered into with Mr. Rosenberger on January 1, 2012 terminated on July 31, 2013.

On July 12, 2013, we also entered into a consulting agreement with Mr. Rosenberger pursuant to which Mr. Rosenberger assisted us with our prior business and future business during a term commencing July 31, 2013 and ending December 31, 2013.  In return, we paid Mr. Rosenberger $70,000 on July 31, 2013 and to make payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013.  In the event we had failed to make one or more of these payments to Mr. Rosenberger in the amounts and on the dates specified in the consulting agreement, ownership of the Trademarks would have reverted back to Moose River and the License Agreement would have continued in full force and effect.  The consulting agreement became effective on July 31, 2013.

On January 22, 2013, we appointed Richard Akam to serve as our Chief Operating Officer.  In connection therewith, we entered into an employment agreement with Mr. Akam pursuant to which we agreed to pay him an annual base salary of $150,000, subject to annual adjustments and discretionary bonuses, plus certain standard and customary fringe benefits.  The employment agreement is for an initial term of one year and automatically renews for additional one year periods until terminated by Mr. Akam or us.

The employment agreement provides that, on July 22, 2013, we would grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam is continuously employed by us through that date.  The number of shares of common stock that we would issue to Mr. Akam would be calculated based on the last sales price of our common stock as reported on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) on July 22, 2013.  The employment agreement also provides that we will grant Mr. Akam additional shares of our common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by us through January 1st of the applicable year.  The number of shares of common stock that we will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of our common stock as reported on the OTC Bulletin Board for the month of January of the applicable year.

Notwithstanding the above, and in connection therewith, Mr. Akam agreed that the number of shares that may be earned by him under his employment agreement in connection with any particular grant shall be equal to the lesser of: (i) 71,429 shares of common stock, or (ii) the number of shares of common stock calculated by dividing $50,000 by the closing price of our common stock on the day immediately preceding the date our obligation to issue the shares to him fully accrues.  Mr. Akam also agreed that in the event we are unable to fulfill our obligation to issue all of the shares earned by him with respect to any particular grant because we do not have enough shares of common stock authorized and available for issuance, (i) Mr. Akam will not require us to issue more shares of common stock than are then authorized and available for issuance by us, and (i) we may settle any liability to Mr. Akam created as a result thereof in cash.  On July 22, 2013 and February 5, 2014, we issued 71,429 and 28,433 shares of our common stock, respectively, to Mr. Akam pursuant to the terms of the employment agreement.

In the event we terminate Mr. Akam’s employment without “cause,” Mr. Akam will be entitled to receive the following severance compensation from us: (i) if we terminate Mr. Akam’s employment during the first year of his employment with us, that amount of compensation equal to the salary payable to Mr. Akam during that year, (ii) if we terminate Mr. Akam’s employment during the second year of his employment with us, that amount of compensation equal to nine months of the salary payable to Mr. Akam during that year, (iii) if we terminate Mr. Akam’s employment during the third year of his employment with us, that amount of compensation equal to six months of the salary payable to Mr. Akam during that year, and (iv) if we terminate Mr. Akam’s employment after the third year of his employment with us, that amount of compensation equal to three months of the salary payable to Mr. Akam during the year that such termination occurs.  Mr. Akam will not be entitled to receive any severance compensation from us if we terminate his employment for “cause” or as a result of his disability, or if Mr. Akam resigns from his employment with us.

Under the terms of Mr. Akam’s employment agreement, “cause” includes, but is not limited to: (i) embezzlement, theft, larceny, material fraud or other acts of dishonesty, (ii) intentional disregard of duties under the employment agreement, or any other material violation of the employment agreement, (iii) conviction of or entrance of a plea of guilty or no contest to a felony or other crime which has or may have a material adverse effect on his ability to carry out his duties under the employment agreement or upon our reputation, (iv) conduct involving moral turpitude, (v) gross insubordination or repeated insubordination after written warning by us, (vi) unauthorized disclosure of our confidential information, (vii) material and continuing failure to perform his duties in a quality and professional manner for a period of at least 30 days after written warning by us, (viii) the issuance of an injunction or any other court order or judgment by a court of competent jurisdiction or arbitrator upholding the provisions of the confidentiality agreement signed by us and Mr. Akam on September 10, 2012, and (ix) the addition of us as a party in any proceeding in connection with the confidentiality agreement.

The employment agreement also contains customary provisions that provide that, during the term of Mr. Akam’s employment with us and for a period of one year thereafter, Mr. Akam is prohibited from disclosing confidential information, soliciting our employees and certain other persons, and competing with us.

On July 31, 2013, we appointed Richard Akam as our Chief Executive Officer, Chief Financial Officer and Secretary.  We did not amend the employment agreement in connection with the above appointments, and Mr. Akam is not receiving any additional compensation in connection with the above appointments.

On August 19, 2013, we appointed Daniel Slone as our Chief Financial Officer.  We agreed to pay Mr. Slone an annual base salary of $1.00 in connection with his appointment.  We did not enter into an employment agreement with Mr. Slone.  In connection therewith, on August 19, 2013, Richard Akam resigned as our Chief Financial Officer.  Mr. Akam retained his positions as our Chief Executive Officer, Chief Operating Officer and Secretary.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors.  We appointed Fred Alexander and Ketan B. Pandya as non-employee directors to our board of directors in November 2012 and August 2013, respectively.  We intend to add additional non-employee directors to our board of directors in the future.  We intend to provide our non-employee directors with remuneration that may consist of one or more of the following: an annual retainer, a fee paid for each board meeting attended, an annual grant of equity compensation and reimbursement for reasonable travel expenses incurred to attend meetings of our board of directors.  We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each named executive officer, information regarding stock that had not vested as of the end of our fiscal year ended December 29, 2013.  We did not have any stock options or equity incentive plan awards outstanding as of the end of our fiscal year ended December 29, 2013.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)

Richard W. Akam	7/22/13		*	50,000
Daniel Slone		-0-		-0-

(1) This stock award vested in full on January 1, 2014.

* The number of shares of common stock is calculated based on the average of the last sales price of shares of our common stock as reported on the OTC Bulletin Board for the month of January 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of March 25, 2014, certain information with respect to the beneficial ownership of: (i) each of our named executive officers, (ii) each of our directors, (iii) each of our named executive officers and directors as a group, and (iv) each person or group that is known to us to be the beneficial owner of more than five percent of our common stock.  This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.  Where information regarding stockholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 25, 2014 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares of common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 212 Guilbeau Road, Lafayette, LA 70506.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

Richard W. Akam	99,862		1.6%

Daniel Slone	758		*

Fred D. Alexander	-0-		*

Ketan B. Pandya	45,700		*

William D. Leopold II	2,256,072		35.0%

Michael P. Rosenberger	653,287	(2)	10.1%

Seenu G. Kasturi	568,188	(3)	8.8%

All officers and directors as a group (5 persons)	799,607		12.4%

* Less than one percent.

(1)  This table has been prepared based on 6,455,224 shares of our common stock outstanding on March 25, 2014.

(2)  Includes: (i) 428,572 shares held jointly by Mr. Rosenberger and his wife, and (ii) 214,286 shares held by Mr. Rosenberger’s wife.

(3)  Includes 911 shares of common stock held by Blue Victory Holdings, a company for which Mr. Kasturi serves as the President, Treasurer, Secretary and sole director and of which he owns 90% of the equity interests.

Equity Compensation Plan Information

The following table sets forth information regarding the number of options, warrants, rights and similar securities that were outstanding at December 29, 2013 under equity compensation plans that have not been approved by our stockholders.  None of our securities were outstanding at December 29, 2013 under plans that have been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	-0-	N/A	-0-

Equity compensation plans not approved by security holders:	-0-	N/A	214,287

Total	-0-	N/A	214,287

Our equity compensation plans consisted of the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan and our employment agreement with Richard W. Akam.  Neither of these plans was approved by our stockholders.  We have not adopted any equity compensation plans that have been approved by our stockholders.

A description of each of our equity compensation plans is set forth below.

2011 Stock Incentive Plan

In August 2011, we adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan.  Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, us under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 29, 2013, 142,858 shares of our common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, we filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

Employment Agreements

On January 22, 2013, we appointed Richard Akam to serve as our Chief Operating Officer and, in connection therewith, we entered into an employment agreement with him.  The employment agreement provides in part that we will grant Mr. Akam additional shares of our common stock equal in value to $50,000 on January 1st of each year.  The maximum number of shares of common stock that Mr. Akam can receive under each of these grants is 71,429 shares. Accordingly, as of December 29, 2013, a maximum of 71,429 shares of common stock were available for issuance under his employment Agreement.  A summary of the terms of Mr. Akam’s employment agreement is set forth above under Item 11.  Executive Compensation – Employment Agreements and Arrangements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

We were a party to a franchise agreement with Hot Wings Concepts for the operation of two Dick’s Wings restaurants in the greater Jacksonville, Florida area.  Hot Wings Concepts is owned by Michael Rosenberger, who served as our Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of our board of directors, at the time the parties entered into the agreement and throughout the duration of the franchise agreement.  The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees, except that we did not require Hot Wings Concepts to pay an initial franchise fee to us.  Hot Wings Concepts transferred the ownership rights in the restaurants covered by the franchise agreement to unrelated third parties prior to December 30, 2012.  As a result, we did not generate any revenue through Hot Wings Concepts during the year ended December 29, 2013.  We generated revenue of $57,878 from the restaurants operated by Hot Wings Concepts during the year ended December 30, 2012.

In June 2007, we entered into a license agreement with Moose River, which is wholly owned by Michael Rosenberger, pursuant to which we licensed the U.S. registered trademarks “Dick’s Wings,” “Dick’s Wings & Grill” and design, and “Dick’s Wings Express” and design, and the Florida registered trademark “Dick’s Wings” and design.  We paid Moose River $100 as consideration for the license.  The license agreement was for a term of 50 years and was renewable for an additional term of 50 years.  Mr. Rosenberger served as our Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of our board of directors, at the time the parties entered into the agreement and throughout the duration of the license agreement.  In July 2013, Mr. Rosenberger assigned all of the trademarks to us.  A description of the trademark assignment is set forth above under Item 11. Executive Compensation – Employment Agreements and Arrangements.

In October 2008 we entered into a loan agreement with Bank of America for an original principal amount of $338,138.  The loan accrued interest at a rate of 7% per annum, was secured by substantially all of our assets, and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts.   The largest aggregate amount of principal outstanding under the loan agreement during the year ended December 29, 2013 was $279,664.  In March 2013, we entered into a settlement and release agreement with Bank of America pursuant to which we paid $50,000 in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America under the loan agreement.  This was the only payment of principal or interest that we made in connection with the loan agreement during the year ended December 29, 2013.  Mr. Rosenberger served as our Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of our board of directors, when the loan agreement was executed and throughout the duration of the loan agreement.  A description of the loan agreement and the settlement and release agreement is set forth herein under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.

In January 2012 we entered into an amended and restated employment agreement with Michael Rosenberger, who served as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of the Company’s board of directors, from April 25, 2000 to July 31, 2013.  In July 2013, we entered into a separation agreement and consulting agreement with Mr. Rosenberger in connection with his resignation from all such positions with us and as a member of our board of directors.  A description of the employment agreement, separation agreement and consulting agreement is set forth above under Item 11. Executive Compensation – Employment Agreements and Arrangements.

In January 2013, we entered into an employment agreement with Richard W. Akam in connection with his appointment as our Chief Operating Officer.  Mr. Akam currently serves as our Chief Executive Officer, Chief Operating Officer and Secretary.  A description of the employment agreement is set forth above under Item 11. Executive Compensation – Employment Agreements and Arrangements.

In July 2013, we entered into a sponsorship agreement with the Jacksonville Jaguars, LLC, and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership.  We subsequently assigned all of our rights and obligations under the concession agreement to DWG Acquisitions, LLC, a Florida limited liability company (“DWG Acquisitions”), in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect.  Seenu G. Kasturi owns approximately 9% of our common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  We generated revenue of $10,000 from DWG Acquisitions during the year ended December 29, 2013.

In September 2013, we entered into a loan agreement with Blue Victory Holdings pursuant to which Blue Victory Holdings agreed to extend a revolving line of credit facility to us for up to $1 million.  The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default.  Blue Victory Holdings has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of our common stock.  Seenu G. Kasturi owns approximately 9% of our common stock and 90% of the equity interests in Blue Victory Holdings.  He also serves as the President, Treasurer and Secretary, and sole member of the board of directors, of Blue Victory Holdings.  Fred Alexander serves as a member of our board of directors and as an executive officer of Blue Victory Holdings, and Daniel Slone serves as our Chief Financial Officer and as the controller of Blue Victory Holdings.  The largest aggregate amount of principal outstanding under the credit facility during the year ended December 29, 2013 was $471,475.  We paid a total of $471,475 of outstanding principal and $4,151 of accrued interest under the note during the year ended December 29, 2013, all of which was paid on November 5, 2013 upon the conversion by Blue Victory Holdings of all of the outstanding principal and interest into a total of 243,911 shares of our common stock. A total of $122,772 and $124,112 of principal was outstanding under the credit facility at December 29, 2013 and March 25, 2014, respectively.  A description of the credit facility is set forth herein under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, FL.  In connection therewith, DWG Acquisitions entered into a franchise agreement with us.  The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees, except that we did not require DWG Acquisitions to pay a franchise fee to us and all royalty payments otherwise payable to us during the first year of the agreement were deferred until the first anniversary of the date of the agreement.  Seenu G. Kasturi owns approximately 9% of our common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  We generated a total of $7,377 in royalties from DWG Acquisitions during the year ended December 29, 2013.

In December 2013, we loaned $6,000 to DWG Acquisitions.  The loan was interest free and payable on demand. DWG Acquisitions did not make any payments of principal or interest to us under the loan during the year ended December 29, 2013.  Seenu G. Kasturi owns approximately 9% of our common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  A description of the loan is set forth herein under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.

In December 2013, we borrowed $5,000 from Star Brands II, a Louisiana limited liability company (“Star Brands II”).  The loan was interest free and payable on demand. We did not make any payments of principal or interest to Star Brands II under the loan during the year ended December 29, 2013.  Seenu G. Kasturi owns approximately 9% of our common stock and 70% of the equity interests in Star Brands II.  He also serves as the Manager of Star Brands II.  A description of the loan is set forth herein under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  Our board of directors is comprised of Fred D. Alexander and Ketan B. Pandya.  Michael Rosenberger also served on our board of directors until his resignation on July 31, 2013.  Mr. Alexander serves as an officer for Blue Victory Holdings, a company that loaned us $521,308 and $72,939 during the years ended December 29, 2013 and December 30, 2012, respectively, and that loaned us $531,027 between December 30, 2013 and March 25, 2014.  Mr. Rosenberger served as our Chief Executive Officer, Chief Financial Officer and Secretary during the time he served on our board of directors.  Accordingly, Mr. Alexander does not qualify, and Mr. Rosenberger did not qualify, as an “independent director” under these rules, and Mr. Alexander is not, and Mr. Rosenberger was not, “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market.  Our board of directors has not created separately-designated standing committees.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 14.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by M&K CPAS, PLLC (“M&K CPAS”) for the audit of our financial statements for our fiscal years ended December 29, 2013 and December 30, 2012, and fees billed for other services rendered by M&K CPAS during such years.

	2013	2012

Audit Fees:	$12,500	$12,500

Audit-Related Fees:	---	---

Tax Fees:	$2,400	---

All Other Fees:	---	---

Total:	$14,900	$12,500

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports, and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

    Audit-Related Fees consist of fees billed for assurance and related services rendered by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

   Tax Fees consists of fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.  These services included assistance regarding federal and state tax compliance and filings.

    All Other Fees consist of fees billed for products and services provided by our principal accountant, other than those services described above.

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved during the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2013 and 2012, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements and report of our independent registered public accounting firm are filed as part of this report and incorporated by reference in Item 8. Financial Statements and Supplementary Data of this report:

●	Report of Independent Registered Public Accounting Firm

●	Balance Sheets at December 29, 2013 and December 30, 2012

●	Statements of Operations for the Years Ended December 29, 2013

●	Statements of Stockholders’ Deficit for the Years Ended December 29, 2013 and December 30, 2012

●	Statements of Cash Flows for the Years Ended December 29, 2013 and December 30, 2012

●	Notes to Financial Statements

Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either not applicable or has been presented in the financial statements.

Exhibits

The documents set forth below are filed as exhibits to this report.  Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Exhibit Description
3.1
Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registration statement on Form S-1, File No. 333-161792, initially filed with the SEC on September 8, 2009, as amended (the “Registration Statement”))

3.2	Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement)
3.3	Articles of Amendment to Articles of Incorporation
3.4	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement)
10.1+	Employment Agreement, dated January 22, 2013, between the Company and Richard Akam (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 28, 2013)

62

10.2
Settlement and Release Agreement, dated March 25, 2013, by and among the Company, Bank of America, N.A., Michael P. Rosenberger, Rosalie Rosenberger and Hot Wings Concepts, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 12, 2013)

10.3
Voluntary Resignation and Compensation Agreement, With Exclusive Assignment, dated July 12, 2013, by and among the Company, Michael P. Rosenberger and Moose River Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 18, 2013)

10.4
Consulting Agreement For Term, dated July 12, 2013, by and between the Company and Michael P. Rosenberger (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 18, 2013)

10.5
Loan Agreement, dated September 13, 2013, by and between the Company and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 19, 2013)

10.6
Promissory Note, dated September 13, 2013, issued by the Company in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 19, 2013)

10.7
Consulting Agreement, dated September 13, 2013, by and between the Company and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 19, 2013)

10.8
Settlement Agreement and Release, dated November 1, 2013, by and among the Company, Brusta Investments, LLC, and D. Dale Thevenet (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 7, 2013)

10.9
Contribution Agreement, dated January 20, 2014, by and between the Company and Paradise on Wings Franchise Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 24, 2014)

10.10
Amended and Restated Operating Agreement of Paradise on Wings Franchise Group, LLC, dated January 20, 2014, by and among the Company and the other members thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 24, 2014)

10.11
Securities Purchase Agreement, dated February 27, 2014, by and between the Company and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 5, 2014)

10.12	Promissory Note, dated February 27, 2014, issued by Seenu G. Kasturi in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 5, 2014)
10.13+	Summary of Compensation for Daniel Slone
23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

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

AMERICAN RESTAURANT CONCEPTS, INC.

Date: March 31, 2014	By:	/s/ Richard W. Akam
Richard W. Akam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Akam	Chief Executive Officer, Chief Operating Officer and Secretary (Principal Executive Officer)	March 31, 2014
Richard W. Akam

/s/ Daniel Slone	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014
Daniel Slone

/s/ Ketan B. Pandya	Director	March 31, 2014
Ketan B. Pandya

/s/ Fred D. Alexander	Director	March 31, 2014
Fred D. Alexander

AMERICAN RESTAURANT CONCEPTS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Restaurant Concepts, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of American Restaurant Concepts, Inc. (the “Company”) as of December 29, 2013 and December 30, 2012, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Restaurant Concepts, Inc. as of December 29, 2013 and December 30, 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

/S/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 31, 2014

American Restaurant Concepts, Inc.
Balance Sheets

	December 29,	December 30,
	2013	2012

Assets

Cash and cash equivalents	$5,062	$12,358
Accounts receivable, net	8,147	-
Accounts receivable, net – related party	17,377	-
Notes receivable, current portion	8,414	-
Notes receivable, current portion – related party	6,000	-

Total current assets	45,000	12,358

Property and equipment, net of accumulated depreciation of $4,674 at December 29, 2013 and December 30, 2012, respectively	-	-
Deposits	1,100	-
Notes receivable, net of current portion	7,093	-

Total assets	$53,193	$12,358

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$579,130	$295,931
Accrued expenses – related party	40,066	80,108
Accrued interest	1,255	90,502
Settlement agreements payable	429,815	449,763
Notes payable – related party	127,772	72,939
Notes payable – in default	11,000	340,664
Other current liabilities	801	-

Total current liabilities	1,189,839	1,329,907

Total liabilities	1,189,839	1,329,907

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 5,659,418 and 5,315,506 shares issued and outstanding at December 29, 2013 and December 30, 2012, respectively	56,594	53,155
Additional paid-in capital	2,340,736	1,554,314
Stock subscriptions payable	139,080	90,000
Accumulated deficit	(3,673,056)	(3,015,018)

Total stockholders’deficit	(1,136,646)	(1,317,549)

Total liabilities and stockholders’ deficit	$53,193	$12,358

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Operations

	For the Year Ended
	December 29, 2013	December 30, 2012

Revenue:
Net revenue	$472,439	$393,068
Net revenue – related party	17,377	57,878

Total net revenue	489,816	450,946

Operating expenses:
Professional fees	536,191	326,203
Employee compensation expense	665,084	193,064
General and administrative expenses	240,978	191,164

Total operating expenses	1,442,253	710,431

Loss from operations	(952,437)	(259,485)

Other income / (expense):
Interest expense	(37,776)	(58,979)
Derivative loss	-	(368)
Gain on settlement of debt	320,798	-
Loss on settlement of lawsuit	-	(35,000)
Other income	11,377	-

Total other income / (expense)	294,399	(94,347)

Net loss	$(658,038)	$(353,832)

Net loss per share – basic and fully diluted	$(0.12)	$(0.07)

Weighted average number of shares outstanding – basic and fully diluted	5,387,641	5,080,256

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statement of Stockholders’ Deficit

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 25, 2011	4,784,966	$47,850	$1,452,783	$120,000	$(2,661,186)	$(1,040,553)

Common stock issued for services	370,572	3,705	7,968	-	-	11,673
Amortization of stock compensation expense	-	-	37,500	-	-	37,500
Common stock issued upon conversion of promissory notes	117,397	1,174	15,426	-	-	16,600
Common stock issued for stock subscriptions payable	42,571	426	29,574	(30,000)	-	-
Settlement of derivative liability	-	-	9,811	-	-	9,811
Imputed interest on no-interest loans	-	-	1,252	-	-	1,252
Net loss	-	-	-	-	(353,832)	(353,832)

Balance at December 30, 2012	5,315,506	$53,155	$1,554,314	$90,000	$(3,015,018)	$(1,317,549)

Common stock issued for services	71,429	714	49,286	49,080	-	99,080
Common stock issued upon conversion of promissory notes	28,572	286	54,714	-	-	55,000
Common stock issued upon conversion of promissory notes – related party	243,911	2,439	473,186	-	-	475,625
Imputed interest on no-interest loans	-	-	11,686	-	-	11,686
Settlement of related-party debt	-	-	197,550	-	-	197,550
Net loss	-	-	-	-	(658,038)	(658,038)

Balance at December 29, 2013	5,659,418	$56,594	$2,340,736	$139,080	$(3,673,056)	$(1,136,646)

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Cash Flows

	For the Years Ended
	December 29, 2013	December 30, 2012

Cash flows from operating activities

Net loss	$(658,038)	$(353,832)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for compensation and amortization of stock compensation expense	99,080	49,173
Loss on legal judgment	-	35,000
Amortization of debt discount	-	2,023
Change in fair value of derivative liability	-	368
Imputed interest on no-interest loans	11,686	1,252
Gain on settlement of debt	(320,798)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,147)	2,156
Accounts receivable – related party	(17,377)	-
Notes receivable	(7,500)	-
Deposits	(1,100)	-
Accounts payable and accrued liabilities	294,237	84,703
Accrued liabilities – related party	157,507	68,576
Settlement agreements payable	(19,948)	-
Other current liabilities	801	-

Net cash used by operating activities	(469,597)	(110,581)

Cash flows from investing activities

Issuance of notes receivable	(10,507)	-
Issuance of notes receivable – related party	(6,000)	-
Repayments of notes receivable	2,500	-

Net cash used by investing activities	(14,007)	-

Cash flows from financing activities

Proceeds from issuance of notes payable	-	50,000
Proceeds from issuance of notes payable – related party	526,308	72,939
Repayments on notes payable	(50,000)	-

Net cash provided by financing activities	476,308	122,939

Net (decrease) / increase in cash and cash equivalents	(7,296)	12,358
Cash and cash equivalents, beginning of period	12,358	-

Cash and cash equivalents, end of period	$5,062	$12,358

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Settlement of derivative liability	$-	$9,811
Stock issued upon conversion of notes payable	$55,000	$16,600
Stock issued upon conversion of notes payable – related party	$475,626	$-
Stock issued for stock subscriptions payable	$-	$30,000
Settlement of related-party debt	$197,550	$-

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Notes to Financial Statements

Note 1. Description of Business

American Restaurant Concepts, Inc., a Florida corporation (the “Company”), was incorporated in April 2000. The Company’s business is focused on the development of the Dick’s Wings® franchise and the acquisition of financial interests in other restaurant brands. The Dick’s Wings concepts is currently comprised of traditional restaurants like its Dick’s Wings & Grill® restaurants, which are full service restaurants, and its Dick’s Wings Express™ restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like the Dick’s Wings concession stand that the Company has at EverBank Field. The Company establishes restaurants by entering into franchise agreements with qualified parties and generates revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for royalty payments, franchise fees and area development fees.

At December 29, 2013, the Company had 16 franchised restaurants, of which 15 were Dick’s Wings & Grill full service restaurants and one was a Dick’s Wings Express limited service restaurant, and the Dick’s Wings concession stand at EverBank Field. Of the 16 franchised restaurants, 15 were located in Florida and one was located in Georgia. The Company’s concession stand at EverBank Field is located in Florida as well. All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stand at EverBank Field is licensed to a third-party operator.

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

Basis of Presentation

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

American Restaurant Concepts, Inc.
Notes to Financial Statements

Reclassifications

Certain amounts in the Company’s financial statements for 2012 have been reclassified to conform to the 2013 presentation. In addition, Class A common stock and additional paid-in capital at December 30, 2012 have been reclassified to reflect the one-for-seven reverse stock split that the Company completed on November 4, 2013. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 29, 2013 and December 30, 2012 were comprised of 52 and 53 weeks, respectively.

Reverse Stock Split

As described in Note 9. Capital Stock, the Company completed a one-for-seven reverse stock split of its shares of common stock on November 4, 2013. All information set forth in the Company’s financial statements and the notes thereto gives effect to the reverse stock split.

Revenue Recognition

The Company’s revenue consists primarily of royalty payments, franchise fees and area development fees that it receives from its franchisees. The Company generates revenue by entering into franchise agreements with parties to build and operate restaurants using the Dick’s Wings® brand within a defined geographical area. The agreements have a 10-year term and can be renewed for one additional 10-year term. The Company provides the use of its Dick’s Wings trademarks and Dick’s Wings system, which includes uniform operating procedures, standards for consistency and quality of products, technical knowledge, and procedures for accounting, inventory control and management, in return for the royalty payments, franchise fees and area development fees.

Franchisees are required to operate their restaurants in compliance with their franchise agreements, which includes adherence to operating and quality control procedures established by the Company. The Company is not required to provide loans, leases, or guarantees to franchisees or the franchisees’ employees and vendors. If a franchisee becomes financially distressed, the Company is not required to provide financial assistance. If financial distress leads to insolvency of the franchisee or the filing of a petition by or against the franchisee under bankruptcy laws, the Company has the right, but not the obligation, to acquire the franchise at fair value as determined by an independent appraiser selected by the Company. Franchisees generally remit royalty payments weekly for the prior week’s sales. Franchise and area development fees are paid upon the signing of the related agreements.

The Company recognizes the royalties, franchise fees and area development fees that it receives as revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectability is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. Royalties are accrued as earned and are calculated each period based on restaurant sales. Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by the Company have been performed. Area development fees are dependent upon the number of restaurants in the territory, as are the Company’s obligations under the area development agreement. Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods.

American Restaurant Concepts, Inc.
Notes to Financial Statements

The Company generated revenue of $489,816 and $450,946 during the years ended December 29, 2013 and December 30, 2012, respectively.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents in accordance with ASC Topic 305, Cash and Cash Equivalents. The Company had cash and cash equivalents of $5,062 and $12,358 at December 29, 2013 and December 30, 2012, respectively.

Accounts Receivable

Accounts receivable consists primarily of contractually-determined receivables primarily for franchise fees and royalties due from, but not yet paid by, the Company’s franchisees. Accounts receivable, net of the allowance for doubtful accounts, represents the estimated net realizable value of the Company’s accounts receivable. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables and current economic conditions, and are written off when they are deemed uncollectible, all in accordance with ASC Topic 310, Receivables. The Company had accounts receivable, net of the allowance for doubtful accounts, of $25,524 at December 29, 2013. The Company did not have any accounts receivable, net of the allowance for doubtful accounts, at December 30, 2012. The accounts receivable balance at December 29, 2013 was comprised primarily of unpaid royalties due from two of the Company’s franchisees that were behind in their payments, all of which the Company expects to collect in full in early 2014. Accordingly, the allowance for doubtful accounts was zero at December 29, 2013.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization, in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Depreciation and amortization are calculated using the straight-line basis over the estimated useful lives of the related assets. The cost of major improvements to the Company’s property and equipment are capitalized. The cost of maintenance and repairs that do not improve or extend the life of the applicable assets is expensed as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in the period realized.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company had property and equipment of $4,674 and accumulated depreciation of $4,674 at December 29, 2013 and December 30, 2012.

American Restaurant Concepts, Inc.
Notes to Financial Statements

Long-Lived Assets

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not have any long-lived assets at December 29, 2013 and December 30, 2012.

Financial Instruments

The Company accounts for its financial instruments in accordance with ASC Topic 825, Financial Instruments, which requires the disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other short-term liabilities approximates their respective fair values due to the short-term maturities of these instruments. The carrying amounts of the notes receivable and notes payable also approximates their respective fair values since their terms are similar to those in the lending market for comparable loans with comparable risks. The fair value of related-party transactions is not determinable due to their related-party nature. None of these instruments are held for trading purposes.

Debt Discounts, Deferred Financing Costs and Imputed Interest

The Company accounts for debt discounts and deferred financing costs in accordance with ASC Topic 470, Debt (“ASC 470”). Debt discounts and deferred financing costs are amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. The Company did not incur any amortization of debt discounts and deferred financing costs during the years ended December 29, 2013 and December 30, 2012.

The Company accounts for imputed interest in accordance with ASC Topic 835, Interest. During the years ended December 29, 2013 and December 30, 2012, the Company borrowed funds from a related party pursuant to loans that were interest free and payable on demand. The loans did not have a definite term. Based upon the interest rates charged to the Company for comparable loans made to the Company in the recent past, the Company applied an imputed interest rate of 6% to the loans. In addition, since the loans did not have a definite term, the Company was unable to calculate a discount associated with the loans. As a result, the Company accounted for imputed interest with respect to the loans by recording interest expense as it was incurred. The Company incurred $11,686 and $1,252 of imputed interest during the years ended December 29, 2013 and December 30, 2012, respectively, which was credited to additional paid-in capital since the interest was not payable.

American Restaurant Concepts, Inc.
Notes to Financial Statements

Derivative Financial Instruments

The Company records all derivative financial instruments on its balance sheet at fair value in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market-based pricing models incorporating readily observable market data, judgment and estimates.

The Company issued a convertible promissory note during the year ended December 25, 2011 and evaluated the terms and conditions of the conversion features contained in the note to determine whether they represented embedded or freestanding derivative instruments under the provisions of ASC 815. The Company determined that the conversion features contained in the note represented freestanding derivative instruments that met the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the note was reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments in the note was measured at the inception date of the note and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments were recorded as non-operating, non-cash income or expense at each balance sheet date.

The Company used the binomial lattice valuation model to value the conversion features in the convertible promissory note. The binomial lattice valuation model values the embedded derivatives based on a probability-weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the embedded derivatives, which are: (i) payments are made in cash, (ii) payments are made in stock, (iii) the holder exercises its rights to convert the note, (iv) the Company exercises its rights to convert the note, and (v) the Company defaults on the note. The Company used the model to analyze the underlying economic factors that influence which of these events will occur, when they are likely to occur, the price of its common stock and specific terms of the note, such as the interest rate and conversion price, that will be in effect when they occur. Based on the analysis of these factors, the Company used the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the note were determined based on management’s projections. These probabilities were used to create a cash flow projection over the term of the note, and to determine the probability that the projected cash flow would be achieved. A discounted weighted-average cash flow for each scenario was then calculated and compared to the discounted cash flow of the note without the embedded derivative in order to determine a value for the embedded derivative.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in the Company’s principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. In accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company determines fair value using a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company, and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances.

American Restaurant Concepts, Inc.
Notes to Financial Statements

The levels of fair value hierarchy are:

Level 1: Quoted prices in active markets for identical assets and liabilities at the measurement date;

Level 2: Observable inputs other than quoted prices included in Level 1, such as: (i) quoted prices for similar assets and liabilities in active markets, (ii) quoted prices for identical or similar assets and liabilities in markets that are not active, and (iii) other inputs that are observable or can be corroborated by observable market data; and

Level 3: Unobservable inputs for which there is little or no market data available.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), using the modified prospective transition method. Under this method, compensation expense includes: (a) compensation expense for all stock-based payments granted, but not yet vested, as of January 1, 2006 based on the grant-date fair value, and (b) compensation expense for all stock-based payments granted subsequent to January 1, 2006 based on the grant-date fair value. Such amounts have been reduced to reflect the Company’s estimate of forfeitures of all unvested awards.

The Company accounts for non-employee stock-based compensation in accordance with ASC 718 and ASC Topic 505, Equity (“ASC 505”). ASC 718 and ASC 505 require that the Company recognize compensation expense based on the estimated fair value of stock-based compensation granted to non-employees over the vesting period, which is generally the period during which services are rendered by non-employees.

The Company uses the Black-Scholes pricing model to determine the fair value of the stock-based compensation that it grants to employees and non-employees. The Black-Scholes pricing model takes into consideration such factors as the estimated term of the securities, the conversion or exercise price of the securities, the volatility of the price of the Company’s common stock, interest rates, and the probability that the securities will be converted or exercised to determine the fair value of the securities. The selection of these criteria requires management’s judgment and may impact the Company’s net income or loss. The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term. The Company used its share price history to determine volatility and cannot predict what the price of its shares of common stock will be in the future. As a result, the volatility value that the Company calculated may differ from the actual volatility of the price of its shares of common stock in the future.

American Restaurant Concepts, Inc.
Notes to Financial Statements

The Company recognized stock compensation expense of $99,080 and $49,173 during the years ended December 29, 2013 and December 30, 2012, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized in the future.

Net deferred tax assets consisted of the following components at December 29, 2013 and December 30, 2012:

	December 29,	December 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$784,758	$454,317

Deferred tax liabilities	---	---

Valuation allowance	(784,758)	(454,317)

Net deferred tax asset	$ ---	$ ---

The Company had net operating loss carry-forwards of approximately $2,059,733 and $1,191,663 at December 29, 2013 and December 30, 2012, respectively, that may be offset against future taxable income between the years of 2021 and 2031. No tax benefit has been reported in the December 29, 2013 and December 30, 2012 financial statements because the potential tax benefit is offset by a valuation allowance of the same amount. The Company had no uncertain tax positions at December 29, 2013 and December 30, 2012.

Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations contained in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. On November 2, 2012, William D. Leopold purchased 2,218,572 shares of the Company’s common stock, which represented approximately 41.2% of the outstanding shares of the Company’s common stock on that date, from Michael Rosenberger, who was then serving as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and sole member of the Company’s board of directors. This transaction could be deemed to have resulted in a change in ownership of the Company. Subsequent ownership changes could further affect the limitation in future years. These annual limitation provisions may result in the expiration of certain net operating losses and credits before utilization.

American Restaurant Concepts, Inc.
Notes to Financial Statements

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 simplifies the guidance for impairment testing of indefinite-lived intangible assets other than goodwill and gives companies the option to assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Companies electing to perform a qualitative assessment are no longer required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on a qualitative assessment, that it is more likely than not that the asset is impaired. This update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012, however, early adoption was permitted. The Company elected not to effect the early adoption of ASU 2012-02. The adoption of this new guidance did not have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. AUS 2013-02 became effective prospectively for reporting periods beginning after December 15, 2012. Other than requiring additional disclosures, the adoption of this new guidance did not have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 will not have a significant impact on the Company’s financial statements.

Note 3. Net Loss Per Share

The Company calculates basic and diluted net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net loss for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net loss per share is calculated by dividing the reported net loss for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period, as adjusted to give effect to the exercise or conversion of all potentially dilutive securities outstanding at the end of the applicable period.

American Restaurant Concepts, Inc.
Notes to Financial Statements

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at December 29, 2013 and December 30, 2012 were excluded from the computation of diluted net loss per share for the years ended December 29, 2013 and December 30, 2012, respectively, because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the years ended December 29, 2013 and December 30, 2012, respectively.

As described in Note 9. Capital Stock, the Company completed a one-for-seven reverse stock split of its common stock on November 4, 2013. Accordingly, the net loss per share, the number of shares outstanding, and the weighted-average number of shares outstanding that are reported in the financial statements and notes thereto for the years ended December 29, 2013 and December 30, 2012 are presented on a post-split basis to give effect to the reverse stock split.

Note 4. Derivative Liabilities

The Company issued a convertible promissory note during the year ended December 25, 2011 that had conversion features that represented freestanding derivative instruments that met the requirements for liability classification under ASC 815. The Company valued the conversion features in the note under the binomial lattice valuation model.

The Company recognized a loss of $368 for derivative liabilities during the year ended December 30, 2012. The Company did not recognize any gain or loss for derivative liabilities during the year ended December 29, 2013. The derivative loss incurred during the year ended December 30, 2012 was due primarily to mark to market changes in the value of the derivative liability.

The following is a summary of changes in the fair market value of the derivative liability during the years ended December 29, 2013 and December 30, 2012:

Total Derivative Liability
Balance, December 25, 2011	$9,443

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	(9,811)
Changes in fair market value of derivative liabilities	368

Balance, December 30, 2012	$-0-

Increase in derivative value due to issuances of convertible promissory notes	-0-
Promissory notes converted during period	-0-
Changes in fair market value of derivative liabilities	-0-

Balance, December 29, 2013	$-0-

American Restaurant Concepts, Inc.
Notes to Financial Statements

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

Note 5. Fair Value Measurements

The Company issued a convertible promissory note during the year ended December 25, 2011 that had conversion features that represented freestanding derivative instruments that met the requirements for liability classification under ASC 815. As a result, the fair value of the derivative financial instruments in the note was reflected in the Company’s balance sheet as a liability. The fair value of the derivative financial instruments in the note was measured at the inception date of the note and each subsequent balance sheet date. Any changes in the fair value of the derivative financial instruments were recorded as non-operating, non-cash income or expense at each balance sheet date.

The following table presents the Company’s derivative liabilities within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 29, 2013 and December 30, 2012:

	Level 1	Level 2	Level 3
Derivative liabilities – December 29, 2013	$-0-	$-0-	$-0-
Derivative liabilities – December 30, 2012	$-0-	$-0-	$-0-

The following table presents a Level 3 reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs as of December 29, 2013 and December 30, 2012:

Derivative Liabilities
Balance, December 25, 2011	9,443

Purchases, sales, issuances and settlements (net)	(9,443)

Balance, December 30, 2012	$-0-

Purchases, sales, issuances and settlements (net)	-0-

Balance, December 29, 2013	$0-

The Company’s other financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and notes payable. The estimated fair values of the cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and other short-term liabilities approximates their respective carrying amounts due to the short-term maturities of these instruments. The estimated fair values of the notes receivable and notes payable also approximates their respective carrying amounts since their terms are similar to those in the lending market for comparable loans with comparable risks. The fair value of related-party transactions is not determinable due to their related-party nature. None of these instruments are held for trading purposes.

American Restaurant Concepts, Inc.
Notes to Financial Statements

Note 6. Commitments and Contingencies

Employment Agreements

On January 1, 2012, the Company entered into an employment agreement with Michael Rosenberger pursuant to which Mr. Rosenberger agreed to serve as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary. The agreement was for a term of two years. The Company agreed to pay Mr. Rosenberger an annual base salary of $150,000 during the term of the agreement. In the event Mr. Rosenberger terminated his employment with the Company, or the Company terminated Mr. Rosenberger’s employment without “Cause” (as such term is defined in the agreement), the Company was required to continue paying Mr. Rosenberger his salary for the remainder of the term.

On July 12, 2013, the Company entered into a separation agreement with Mr. Rosenberger and Moose River Management, Inc., a company that is wholly owned by Mr. Rosenberger (“Moose River”). The separation agreement became effective on July 31, 2013.

Under the terms of the separation agreement, Mr. Rosenberger agreed to resign from his positions as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and from any and all other employment positions that he had with the Company, and agreed to resign as a member of the board of directors of the Company, all effective July 31, 2013. In addition, Moose River agreed to assign to the Company all of the “Dick’s Wings” trademarks (the “Trademarks”) currently being licensed to the Company by Moose River under that certain Trademark License Agreement (the “License Agreement”) dated July 16, 2007 by and between the Company and Moose River. The Company agreed to pay Mr. Rosenberger $10,000 in settlement of all compensation and reimbursement due to Mr. Rosenberger arising out of or in connection with his employment with the Company. In addition, the Company and Mr. Rosenberger agreed to release each other from any and all claims that they may have had against each other. As a result of the execution of the separation agreement, the employment agreement entered into by and between the Company and Mr. Rosenberger on January 1, 2012 terminated on July 31, 2013. The Company recognized settlement of related-party debt of $197,550 in connection therewith during the year ended December 29, 2013, which was credited to additional paid-in capital due to the related-party nature of the transaction.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements

On January 22, 2013, the Company appointed Richard W. Akam to serve as its Chief Operating Officer. In connection therewith, the Company entered into an employment agreement with Mr. Akam pursuant to which it agreed to pay him an annual base salary of $150,000, subject to annual adjustment and discretionary bonuses, plus certain standard and customary fringe benefits. The initial term of the employment agreement is for one year and automatically renews for additional one year terms until terminated by Mr. Akam or the Company.

The employment agreement provides that, on July 22, 2013, the Company would grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam is continuously employed by the Company through that date. The number of shares of common stock that the Company would issue to Mr. Akam would be calculated based on the last sales price of the Company’s common stock as reported on the OTC Bulletin Board on July 22, 2013. The employment agreement also provides that the Company will grant Mr. Akam additional shares of its common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by the Company through January 1st of the applicable year. The number of shares of common stock that the Company will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of the Company’s common stock as reported on the OTC Bulletin Board for the month of January of the applicable year.

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

In the event the Company terminates Mr. Akam’s employment without “cause” (as such term is defined in the employment agreement), Mr. Akam will be entitled to receive the following severance compensation from the Company: (i) if the Company terminates Mr. Akam’s employment during the first year of his employment with the Company, that amount of compensation equal to the salary payable to Mr. Akam during that year, (ii) if the Company terminates Mr. Akam’s employment during the second year of his employment with the Company, that amount of compensation equal to nine months of the salary payable to Mr. Akam during that year, (iii) if the Company terminates Mr. Akam’s employment during the third year of his employment with the Company, that amount of compensation equal to six months of the salary payable to Mr. Akam during that year, and (iv) if the Company terminates Mr. Akam’s employment after the third year of his employment with the Company, that amount of compensation equal to three months of the salary payable to Mr. Akam during the year that such termination occurs. Mr. Akam will not be entitled to receive any severance compensation from the Company if the Company terminates his employment for “cause” or as a result of his disability, or if Mr. Akam resigns from his employment with the Company.

American Restaurant Concepts, Inc.
Notes to Financial Statements

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

Future minimum annual payments under the lease as of December 29, 2013 are as follows:

Year	Lease Payment
2014	$13,200
2015	1,100
2016	-0-
2017	-0-
2018	-0-
Thereafter	-0-
Total	$14,300

American Restaurant Concepts, Inc.
Notes to Financial Statements

Note 7. Notes Receivable

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and to assist them with the payment of a variety of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Loans in the aggregate amount of $10,507 are secured by equipment, licenses and other assets owned by the respective franchisees. Payments in the aggregate amount of $25,000 were made against the loans during the year ended December 29, 2013.

In December 2013, the Company loaned $6,000 to DWG Acquisition, LLC, a Florida limited liability company. The loan is interest free and payable on demand. No payments were made against the loan during the year ended December 29, 2013.

The carrying value of the Company’s outstanding notes receivable was $21,507 at December 29, 2013. The Company did not have any notes receivable outstanding at December 30, 2012.

A total of $7,500 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company. The remaining balance of $14,007 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

Note 8. Debt Obligations

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $138,772 and $413,603 at December 29, 2013 and December 30, 2012, respectively, of which $11,000 and $340,664, respectively, was in default on those dates. Accrued interest under the Company’s outstanding promissory notes was $1,255 and $90,502 at December 29, 2013 and December 30, 2012, respectively.

A summary of the terms of the promissory notes that were outstanding at December 29, 2013 and December 30, 2012, respectively, is provided below.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements

In March 2013, the Company entered into a settlement and release agreement with Bank of America pursuant to which the Company paid $50,000 to Bank of America in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America in connection with the loan. As part of the settlement agreement, the Company and the guarantors of the loan, on the one hand, and Bank of America, on the other hand, granted each other a release from any and all current and future claims related to the loan and the loan agreement. The Company owed a total of $370,798 of principal, accrued interest and other claims to Bank of America in connection with the loan on the date the settlement agreement was executed. Accordingly, the Company recognized a gain on settlement of debt of $320,798 in connection therewith during the year ended December 29, 2013.

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

In January 2012, the Company issued a promissory note to The Carl Collins Trust for an original principal amount of $50,000 in return for aggregate gross cash proceeds of $50,000. The note bore interest in an amount equal to $5,000 and provided for the payment of all principal and interest on March 6, 2012. The note was secured by: (i) all royalties payable to the Company by its franchisees that accrued prior to December 2, 2011, but had not been paid to the Company by January 6, 2012, and (ii) 142,858 shares of the Company’s common stock that had been issued to Raymond H. Oliver.

American Restaurant Concepts, Inc.
Notes to Financial Statements

On October 4, 2013, the note was assigned by The Carl Collins Trust to Brusta Investments, LLC (“Brusta Investments”) and D. Dale Thevenet.

On November 1, 2013, the Company entered into a settlement agreement and release with Brusta Investments and Mr. Thevenet. Under the terms of the Settlement Agreement, the Company agreed to issue 21,429 shares of its common stock to Brusta Investments and 7,143 shares of its common stock to Mr. Thevenet in full payment of all principal, accrued interest and all other amounts due and payable under the note. In addition, Brusta Investments and Mr. Thevent agreed to release the Company from any and all claims that they may have against the Company with respect to the note. A total of $55,000 of principal and accrued interest was outstanding under the note on November 1, 2013. No gain or loss was recognized in connection with the repayment of the note during the year ended December 29, 2013 because the value of the shares of common stock issued to Brusta Investments and Mr. Thevenet was equal to the value of the principal, accrued interest and all other amounts due and payable under the note.

From January 2012 to September 13, 2013, Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), made loans to the Company for a total of $415,316. The loans were interest free and payable on demand.

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

The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default (the “Termination Date”). The outstanding principal balance of the credit facility and any accrued and unpaid interest thereon are payable in full on the Termination Date. Loans may be prepaid by the Company without penalty and borrowed again at any time prior to the Termination Date. The obligation of the Company to pay the outstanding balance of the credit facility is evidenced by a promissory note that was issued by the Company to Blue Victory on September 13, 2013.

Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a conversion rate equal to: (i) the closing price of the common stock on the date immediately preceding the conversion date if the common stock is then listed on the OTC Bulletin Board or a national securities exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if the common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of the common stock as determined by the Company and Blue Victory. Notwithstanding the above, in the event the Company does not have adequate shares of common stock authorized and available for issuance to be able to fulfill a conversion request, or the Company would breach its obligations under the rules or regulations of any trading market on which its shares of common stock are then listed if it fulfilled a conversion request, Blue Victory will amend the conversion notice to reduce the amount of principal and/or interest for which the conversion was requested to that amount for which an adequate number of shares of common stock is authorized and available for issuance by the Company.

American Restaurant Concepts, Inc.
Notes to Financial Statements

As of September 13, 2013, the Company had outstanding loans from Blue Victory that were interest free and payable on demand in the aggregate amount of $415,316. Pursuant to the terms of the loan agreement, these loans were reflected as loans outstanding under the loan agreement. Accordingly, the outstanding principal amount of the credit facility on September 13, 2013 was $415,316.

Between September 14, 2013 and November 5, 2013, the Company borrowed an additional $56,971 under the credit facility.

On November 5, 2013, the Company had a total of $475,626 of principal and accrued but unpaid interest outstanding under the credit facility. On that date, Blue Victory converted all of the outstanding principal and accrued interest into a total of 243,911 shares of the Company’s common stock. No gain or loss was recognized in connection with the conversion because the conversion was made in accordance with the terms of the credit facility.

Between November 6, 2013 and December 29, 2013, the Company borrowed an additional $122,722 under the credit facility. Accordingly, as of December 29, 2013, the outstanding principal amount of the credit facility was $122,772. The Company incurred $11,686 of imputed interest on the no-interest loans made to the Company by Blue Victory during the year ended December 29, 2013, which was credited to additional paid-in capital since the interest is not payable.

In December 2013, the Company borrowed $5,000 from Star Brands II, a Louisiana limited liability company. The loans are interest free and payable on demand.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $138,772 and $413,603 at December 29, 2013 and December 30, 2012, respectively, as follows:

	December 29,	December 30,
	2013	2012

Notes payable – related party	$127,772	$72,939

Notes payable – in default	11,000	340,664

Total notes payable, net	$138,772	$413,603

Note 9. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at December 29, 2013 and December 30, 2012, respectively, of which 5,659,418 and 5,315,506 shares of common stock were outstanding at December 29, 2013 and December 30, 2012, respectively.
F-23

American Restaurant Concepts, Inc.
Notes to Financial Statements

Reverse Stock Split

On October 24, 2013, the Company filed articles of amendment to its articles of incorporation, as amended, to implement a one-for-seven reverse stock split of its shares of Class A common stock. The ratio for the reverse stock split was determined by the Company’s board of directors pursuant to the approval of the Company’s stockholders at a special meeting of stockholders that was held on October 21, 2013. At that meeting, the Company’s stockholders approved a proposal to amend the Company’s articles of incorporation, as amended, to complete a reverse stock split of the Company’s common stock at any whole number ratio of between 1-for-5 and 1-for-50, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse stock split to be determined by the Company’s board of directors, in its discretion, following stockholder approval, but not later than December 31, 2014. The reverse stock split was completed on November 4, 2013, on which date the Company’s common stock began trading on the OTCQB market tier of the “pink sheets” maintained by the OTC Markets Group, Inc. on a post-split basis.

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

Stock Issuances

In January 2012, Asher Enterprises converted the remaining $15,000 of the principal amount of the convertible promissory note that the Company had issued in May 2011 along with $1,600 of accrued interest into a total of 117,397 shares of common stock in full payment of the remaining principal and interest on the note. A description of the note is set forth herein under Note 8. Debt Obligations.

In July 2012, the Company issued a total of 370,572 shares of common stock to several consultants as payment for services. The shares were valued at the closing price of the Company’s common stock on the date the issuances were approved by the Company’s board of directors for total consideration of $11,673, all of which was recognized as expense during the year ended December 30, 2012.

In July 2012, the Company issued a total of 42,571 shares of common stock to four individuals for stock subscriptions payable. The Company did not recognize any gain or loss in connection with the issuance of the shares because the shares were issued in accordance with the terms of the previously recorded stock subscriptions payable.

American Restaurant Concepts, Inc.
Notes to Financial Statements

In January 2013, the Company appointed Richard W. Akam to serve as its Chief Operating Officer. In connection therewith, the Company entered into an employment agreement with Mr. Akam. The employment agreement provides in part that on July 22, 2013, the Company would grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam is continuously employed by the Company through that date. The number of shares of common stock that the Company would issue to Mr. Akam would be calculated based on the last sales price of the Company’s common stock as reported by the OTC Bulletin Board on July 22, 2013. On July 22, 2013, the Company issued 71,429 shares of common stock to Mr. Akam. The Company recognized $50,000 of stock compensation expense in connection therewith during the year ended December 29, 2013.

The employment agreement between the Company and Mr. Akam also provides that the Company will grant Mr. Akam additional shares of its common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by the Company through January 1st of the applicable year. The number of shares of common stock that the Company will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of the Company’s common stock as reported on the OTC Bulletin Board for the month of January of the applicable year. The Company recognized $49,080 of stock compensation expense in connection therewith during the year ended December 29, 2013, all of which was credited to stock subscriptions payable. A description of the employment agreement is set forth herein under Note 6. Commitments and Contingencies – Employment Agreements.

In November 2013, the Company issued a total of 28,572 shares of common stock to Brusta Investments and D. Dale Thevenet pursuant to the terms of a settlement agreement in full payment of $55,000 of principal and accrued interest that was outstanding under the promissory note that had originally been issued by the Company to The Carl Collins Trust in January 2012. A description of the promissory note and settlement agreement is set forth herein under Note 8. Debt Obligations.

In November 2013, the Company issued a total of 243,911 shares of common stock to a limited number of accredited investors upon Blue Victory’s conversion of $475,626 of principal and accrued but unpaid interest outstanding under the credit facility entered into between the Company and Blue Victory in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

Note 10. Stock Options and Warrants

The Company did not issue any stock options exercisable into shares of the Company’s common stock during the years ended December 29, 2013 and December 30, 2012, and no stock options were exercised or outstanding during the years ended December 29, 2013 and December 30, 2012. The Company did not issue any warrants exercisable into shares of the Company’s common stock during the years ended December 29, 2013 and December 30, 2012, no warrants were exercised during the years ended December 29, 2013 and December 30, 2012, and no warrants were outstanding during the year ended December 29, 2013.

Warrants exercisable into a total of 338,000 shares of the Company’s common stock were outstanding on December 30, 2012. The warrants had an exercise price of $1.25 per share, were exercisable during the period commencing on the date of grant and ending December 31, 2012, and expired at the end of the exercise period.

American Restaurant Concepts, Inc.
Notes to Financial Statements

Note 11. Stock Compensation Plans

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 29, 2013, 142,858 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in August 2021. On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

Note 12. Related-Party Transactions

The Company was a party to a franchise agreement with Hot Wings Concepts for the operation of two Dick’s Wings restaurants in the greater Jacksonville, Florida area. Hot Wings Concepts is owned by Michael Rosenberger, who served as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of the Company’s board of directors, at the time the parties entered into the agreement and throughout the duration of the franchise agreement. The terms of the franchise agreement were identical to those of the franchise agreements that the Company had entered into with unrelated franchisees, except that the Company did not require Hot Wings Concepts to pay an initial franchise fee to the Company. Hot Wings Concepts transferred the ownership rights in the restaurants covered by the franchise agreement to unrelated third parties prior to December 30, 2012. As a result, the Company did not generate any revenue through Hot Wings Concepts during the year ended December 29, 2013. The Company generated revenue of $57,878 from the restaurants operated by Hot Wings Concepts during the year ended December 30, 2012.

In June 2007, the Company entered into a license agreement with Moose River, which is wholly owned by Michael Rosenberger, pursuant to which the Company licensed the U.S. registered trademarks “Dick’s Wings,” “Dick’s Wings & Grill” and design, and “Dick’s Wings Express” and design, and the Florida registered trademark “Dick’s Wings” and design. The Company paid Moose River $100 as consideration for the license. The license agreement was for a term of 50 years and was renewable for an additional term of 50 years. Mr. Rosenberger served as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of the Company’s board of directors, at the time the parties entered into the agreement and throughout the duration of the license agreement. In July 2013, Mr. Rosenberger assigned all of the trademarks to the Company. A description of the trademark assignment is set forth herein under Note 6. Commitments and Contingencies – Employment Agreements.

In October 2008, the Company entered into a loan agreement with Bank of America for an original principal amount of $338,138. The loan accrued interest at a rate of 7% per annum, was secured by substantially all of the Company’s assets, and was guaranteed by Michael Rosenberger, Rosalie Rosenberger and Hot Wings Concepts. Mr. Rosenberger served as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of the Company’s board of directors, when the loan agreement was executed and throughout the duration of the loan agreement. In March 2013 the Company entered into a settlement and release agreement with Bank of America pursuant to which the Company paid $50,000 in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America under the loan agreement. A description of the loan agreement and the settlement and release agreement is set forth herein under Note 8. Debt Obligations.

American Restaurant Concepts, Inc.
Notes to Financial Statements

In January 2012, the Company entered into an employment agreement with Michael Rosenberger, who served as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of the Company’s board of directors, from April 25, 2000 to July 31, 2013. In July 2013, the Company entered into a separation agreement and consulting agreement with Mr. Rosenberger in connection with his resignation from all such positions with the Company and as a member of the Company’s board of directors. A description of the employment agreement, separation agreement and consulting agreement is set forth herein under Note 6. Commitments and Contingencies – Employment Agreements.

In January 2013, the Company entered into an employment agreement with Richard W. Akam in connection with his appointment as the Company’s Chief Operating Officer. Mr. Akam currently serves as the Company’s Chief Executive Officer, Chief Operating Officer and Secretary. A description of the employment agreement is set forth herein under Note 6. Commitments and Contingencies – Employment Agreements.

In July 2013, the Company entered into a sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership. The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions, LLC, a Florida limited liability company (“DWG Acquisitions”), in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. Seenu G. Kasturi owns approximately 6.7% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated revenue of $10,000 from DWG Acquisitions during the year ended December 29, 2013, all of which was reflected in accounts receivable at December 29, 2013.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock. Seenu G. Kasturi owns approximately 6.7% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory. Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory, and Daniel Slone serves as the Company’s Chief Financial Officer and as the controller of Blue Victory. The Company had total loans of $122,772 outstanding under the credit facility as of December 29, 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

American Restaurant Concepts, Inc.
Notes to Financial Statements

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 6.7% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $7,377 in royalties from DWG Acquisitions during the year ended December 29, 2013, all of which was reflected in accounts receivable at December 29, 2013.

In December 2013, the Company loaned $6,000 to DWG Acquisitions. The loan was interest free and payable on demand. Seenu G. Kasturi owns approximately 6.7% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. A description of the loan is set forth herein under Note 7. Notes Receivable.

In December 2013, the Company borrowed $5,000 from Star Brands II, LLC, a Louisiana limited liability company (“Star Brands II”). The loan was interest free and payable on demand. Seenu G. Kasturi owns approximately 6.7% of the Company’s common stock and 70% of the equity interests in Star Brands II. He also serves as the Manager of Star Brands II. A description of the loan is set forth herein under Note 8. Debt Obligations.

Note 13. Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. v. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County. In the complaint, the Company alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings. In early 2010, Cala breached the terms of the settlement agreement, relieving the Company of any further obligations under the settlement agreement. The Company made total payments of $40,000 under the settlement agreement prior to the breach by Cala. Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at December 29, 2013.

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at December 29, 2013 and December 30, 2012. Interest expense in the amount of $11,241 was accrued on the outstanding balance of the settlement agreement payable during the year ended December 29, 2013. The interest expense was credited to settlement agreements payable.

American Restaurant Concepts, Inc.
Notes to Financial Statements

On November 30, 2012, a mediation settlement agreement was entered into by and among Summercove, Inc. d/b/a Capodice & Associates, as plaintiff, and the Company, Michael Rosenberger and Robert Shaw, as defendants, with respect to a legal proceeding entitled Summercove, Inc. d/b/a/ Capodice & Associates v. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida. Under the terms of the agreement, the Company and Messrs. Rosenberger and Shaw agreed to pay a total of $35,000 in seven monthly installments of $5,000 commencing December 5, 2012. This settlement, together with accrued mediator costs of $1,190, resulted in a total loss from legal proceedings of $36,190 during the year ended December 30, 2012. This loss was reflected in settlement agreements payable at December 30, 2012. The Company paid $5,000 of the settlement amount during the year ended December 30, 2012, and paid the remaining balance of $31,190 during the year ended December 29, 2013.

Note 14. Subsequent Events

On January 1, 2014, Richard W. Akam, the Company’s Chief Executive Officer and Chief Operating Officer, earned 28,433 shares of common stock under the terms of his employment agreement with the Company.

On January 20, 2014, the Company entered into a contribution agreement with Paradise on Wings Franchise Group, LLC, a Utah limited liability company that is the franchisor of the Wing Nutz® brand of restaurants (“Paradise on Wings”). In connection with the execution of the contribution agreement, on January 20, 2014, the Company and the incumbent members of Paradise on Wings entered into an amended and restated operating agreement of Paradise on Wings to reflect the terms of the contribution agreement. The transactions contemplated by the contribution agreement and operating agreement were completed on January 20, 2014.

Under the terms of the contribution agreement, the Company (sometimes referred to herein as the “Class B Member”) acquired 117.65 Class B membership interests in Paradise on Wings, representing all of the outstanding Class B membership interests and a 50% ownership interest in Paradise on Wings (the “Class B Membership Interests”). The incumbent members of Paradise on Wings (the “Class A Members”) converted their existing membership interests into a total of 117.65 Class A membership interests in Paradise on Wings, representing all of the outstanding Class A membership interests and a 50% ownership interest in Paradise on Wings (the “Class A Membership Interests”).

The Company agreed to pay $400,000 in cash, of which $350,000 was paid prior to closing and $50,000 was due upon closing, and $400,000 in shares of the Company’s common stock to Paradise on Wings in consideration for the Class B Membership Interests (the “Capital Contribution”). The shares of common stock (the “ARC Shares”) were valued based upon the opening bid price of the common stock on the OTCmarkets.com on the morning of the closing date, which was $1.70 per share. Accordingly, the Company issued 235,295 shares of common stock to Paradise on Wings on the closing date.

American Restaurant Concepts, Inc.
Notes to Financial Statements

Under the operating agreement, the power to manage the business and affairs of Paradise on Wings has been vested in the managers of Paradise on Wings. The Class A Members may appoint up to two managers, which manager(s) shall have a total of 50% of the vote of all managers. The Company, as the owner of all of the Class B Membership Interests, may appoint one manager who shall have a total of 50% of the vote of all managers. Notwithstanding the foregoing, the Contributed Capital may not be used to pay salaries or bonuses to any of the Class A Members or Class B Members, and the vote of 60% of the total outstanding Class A Membership Interests and Class B Membership Interests is required in the event Paradise on Wings wishes to use the Contributed Capital for any permitted purpose.

The Class A Membership Interests are identical to the Class B Membership Interests in all respects except that the Class A Membership Interests have a preferred right to distributions from Paradise on Wings with respect to the ARC Shares. The Class A Members, through their ownership of the Class A Membership Interests, are entitled to receive a total of 50% of all items of income, gain, losses, deductions and expenses (including 100% of any such items associated with the ARC Shares), and the Company, through its ownership of the Class B Membership Interests, is entitled to receive 50% of all items of income, gain, losses, deductions and expenses (with the exception of any such items associated with the ARC Shares).

Between December 30, 2013 and January 21, 2014, the Company borrowed an additional $444,890 under the credit facility.

On January 21, 2014, the Company had a total of $570,529 of principal and accrued but unpaid interest outstanding under the credit facility. On that date, Blue Victory converted all of the outstanding principal and interest into a total of 326,017 shares of the Company’s common stock.

On February 27, 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000. Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000. The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015. The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014.

During the period beginning January 22, 2014 and ending on the date these financial statements were issued, the Company borrowed an additional $124,112 from Blue Victory under the credit facility.

There have been no additional significant subsequent events through the date these financial statements were issued.

EXHIBIT INDEX

Exhibit	Exhibit Description

3.3	Articles of Amendment to Articles of Incorporation

10.13+	Summary of Compensation for Daniel Slone

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

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