Form 10-Q
period 2014-03-30
AMERICAN RESTAURANT CONCEPTS INC
filed 2014-05-14
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 30, 2014

or

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 6,455,224 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on May 9, 2014.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

American Restaurant Concepts, Inc.
Balance Sheets

	March 30,	December 29,
	2014	2013
	(Unaudited)
Assets

Cash and cash equivalents	$6,429	$5,062
Accounts receivable, net	21,067	8,147
Accounts receivable, net – related party	15,677	17,377
Notes receivable, current portion	761	8,414
Notes receivable – related party	-	6,000

Total current assets	43,934	45,000

Property and equipment, net of accumulated depreciation of $4,674 at March 30, 2014 and December 29, 2013, respectively	-	-
Deposits	1,100	1,100
Notes receivable, net of current portion	6,611	7,093
Equity investment in Paradise on Wings	804,208	-

Total assets	$855,853	$53,193

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$474,032	$579,130
Accrued expenses – related party	11,753	40,066
Accrued interest	4,708	1,255
Advertising fund liabilities	20,544	-
Settlement agreements payable	432,625	429,815
Notes payable – related party	147,800	127,772
Notes payable – in default	11,000	11,000
Other current liabilities	2,121	801

Total current liabilities	1,104,583	1,189,839

Total liabilities	1,104,583	1,189,839

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized,
6,455,224 and 5,659,418 shares issued and outstanding at
March 30, 2014 and December 29, 2013, respectively	64,552	56,594
Additional paid-in capital	3,693,382	2,340,736
Stock subscriptions receivable	(340,000)	-
Stock subscriptions payable	102,055	139,080
Accumulated deficit	(3,768,719)	(3,673,056)

Total stockholders’ deficit	(248,730)	(1,136,646)

Total liabilities and stockholders’ deficit	$855,853	$53,193

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013

Revenue:
Net revenue	$110,363	$91,628
Net revenue – related party	17,395	-

Total net revenue	127,758	91,628

Operating expenses:
Professional fees	46,310	53,694
Employee compensation expense	116,331	93,265
General and administrative expenses	55,782	47,635

Total operating expenses	218,423	194,594

Loss from operations	(90,665)	(102,966)

Other income / (expense):
Interest expense	(9,206)	(13,118)
Gain on settlement of debt	-	320,798
Income from investment in Paradise on Wings	4,208	-
Other income	-	5,114

Total other income / (expense)	(4,998)	312,794

Net income / (loss)	$(95,663)	$209,828

Net income / (loss) per share – basic and fully diluted	$(0.02)	$0.04

Weighted average number of shares
outstanding – basic and fully diluted	6,179,138	5,315,506

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statement of Stockholders’ Deficit (Unaudited)

			Additional	Stock	Stock
	Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Payable	Deficit	Total
Balance at December 29, 2013	5,659,418	$56,594	$2,340,736	$-	$139,080	$(3,673,056)	$(1,136,646)

Common stock issued for note receivable –
related party	206,061	2,061	337,939	(340,000)	-	-	-
Common stock issued for services	28,433	284	49,716	-	(37,025)	-	12,975
Common stock issued upon conversion
of promissory notes – related party	326,017	3,260	567,269	-	-	-	570,529
Imputed interest on no-interest loans	-	-	75	-	-	-	75
Common stock issued for investment in
Paradise on Wings	235,295	2,353	397,647	-	-	-	400,000
Net loss	-	-	-	-	-	(95,663)	(95,663)

Balance at March 30, 2014	6,455,224	$64,552	$3,693,382	$(340,000)	$102,055	$(3,768,719)	$(248,730)

The accompanying notes are an integral part of these financial statements

American Restaurant Concepts, Inc.
Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013

Cash flows from operating activities

Net loss	$(95,663)	$209,828
Adjustments to reconcile net income / (loss) to net cash
used by operating activities:
Stock issued for compensation and amortization
of stock compensation expense	12,975	18,785
Imputed interest on no-interest loans	75	1,630
Gain on settlement of debt	-	(320,798)
Changes in operating assets and liabilities:
Accounts receivable	(12,920)	-
Accounts receivable – related party	1,700	-
Notes receivable	7,500	-
Deposits	-	(1,100)
Accounts payable and accrued liabilities	(101,986)	47,686
Accrued liabilities – related party	(28,313)	12,890
Advertising fund liabilities	20,544	-
Settlement agreements payable	2,810	(20,000)
Other current liabilities	1,320	-

Net cash used by operating activities	(191,958)	(51,079)

Cash flows from investing activities

Equity investment in Paradise on Wings	(400,000)	-
Repayments of notes receivable	635	-

Net cash provided by investing activities	(399,365)	-

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	592,690	122,713
Repayments on notes payable	-	(50,000)

Net cash provided by financing activities	592,690	72,713

Net increase in cash and cash equivalents	1,367	21,634
Cash and cash equivalents, beginning of period	5,062	12,358

Cash and cash equivalents, end of period	$6,429	$33,992

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Equity investment in Paradise on Wings	$400,000	$-
Stock issued upon conversion of notes payable –
related party	$570,529	$-
Stock issued for stock subscriptions payable	$49,080	$-

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

At March 30, 2014, the Company had 16 franchised restaurants, of which 15 were Dick’s Wings & Grill full service restaurants and one was a Dick’s Wings Express limited service restaurant, and the Dick’s Wings concession stand at EverBank Field.  Of the 16 franchised restaurants, 15 were located in Florida and one was located in Georgia.  The Company’s concession stand at EverBank Field is located in Florida as well.  All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stand at EverBank Field is licensed to a third-party operator.

Note 2.  Basis of Presentation

Interim Financial Information

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

The unaudited financial statements included in this document have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 29, 2013 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three-month period ended March 30, 2014 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain amounts in the Company’s financial statements for 2013 have been reclassified to conform to the 2014 presentation.  These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

Reverse Stock Split

As described in Note 9. Capital Stock, the Company completed a one-for-seven reverse stock split of its shares of common stock on November 4, 2013.  All information set forth in the Company’s financial statements and the notes thereto gives effect to the reverse stock split.

Significant Accounting Policies

Except as set forth below, as of March 30, 2014, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013, had not changed materially.

Investments

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings Franchise Group, LLC, a Utah limited liability company that is the franchisor of the Wing Nutz® brand of restaurants (“Paradise on Wings”).  A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The Company accounted for its investment in Paradise on Wings under the equity method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  ASC 323 provides that investments be accounted for under the equity method of accounting when the investor has the ability to exert significant influence, but not control, over the operating and financial policies of the investee.  The determination of the level of influence that an investor has over each equity method investment involves consideration of such factors as the investor’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.  Investments accounted for under the equity method are recorded at the fair value amount of the investor’s initial investment on the balance sheet and adjusted each period for the investor’s share of the investee’s income or loss.  The investor’s share of the income or losses from equity investments is reported as a component of other income / (expense) in the statement of operations.   Contributions paid to, and distributions received from, equity investees are recorded as additions or reductions, respectively, to the respective investment balance.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

The Company reviews its investment in Paradise on Wings for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 323.  The standard for determining whether an impairment must be recorded under ASC 323 is whether an “other-than-temporary” decline in value of the investment has occurred.  The evaluation and measurement of impairments under ASC 323 involves quantitative and qualitative factors and circumstances surrounding the investment, such as recurring operating losses, credit defaults and subsequent rounds of financing.  If an unrealized loss on the investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made and the value of the investment is reduced by the amount of the loss.

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

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at March 30, 2014 were excluded from the computation of diluted net loss per share for the three-month period ended March 30, 2014 because they were anti-dilutive.  As a result, basic net loss per share was equal to diluted net loss per share for the three-month period ended March 30, 2014.

The Company did not have any exercisable or convertible securities outstanding at March 31, 2013.  As a result, basic net income per share was equal to diluted net income per share for the three-month period ended March 31, 2013.

As described in Note 9. Capital Stock, the Company completed a one-for-seven reverse stock split of its common stock on November 4, 2013.  Accordingly, the net income / (loss) per share, the number of shares outstanding, and the weighted-average number of shares outstanding that are reported in the financial statements and notes thereto for the three-month periods ended March 30, 2014 and March 31, 2013 are presented on a post-split basis to give effect to the reverse stock split.

Note 4.  Investment in Paradise on Wings

On January 20, 2014, the Company entered into a contribution agreement with Paradise on Wings.  In connection with the execution of the contribution agreement, on January 20, 2014, the Company and the incumbent members of Paradise on Wings entered into an amended and restated operating agreement of Paradise on Wings to reflect the terms of the contribution agreement.  The transactions contemplated by the contribution agreement and operating agreement were completed on January 20, 2014.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

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

Under the operating agreement, the power to manage the business and affairs of Paradise on Wings has been vested in the managers of Paradise on Wings.  The Class A Members may appoint up to two managers, which manager(s) have a total of 50% of the vote of all managers.  The Company, as the owner of all of the Class B Membership Interests, may appoint one manager who has a total of 50% of the vote of all managers.  Notwithstanding the foregoing, the Contributed Capital may not be used to pay salaries or bonuses to any of the Class A Members or Class B Members, and the vote of 60% of the total outstanding Class A Membership Interests and Class B Membership Interests is required in the event Paradise on Wings wishes to use the Contributed Capital for any permitted purpose.

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

The Company accounts for its 50% ownership interest in Paradise on Wings using the equity method of accounting because the Company has the ability to exert significant influence, but not control, over the operating and financial policies of Paradise on Wings.   The investment was initially recorded at the fair value amount of the Company’s initial investment and subsequently adjusted for the Company’s share of the net income and loss, and cash contributions and distributions, to or from Paradise on Wings.  The Company reported its income from Paradise on Wings as income from investment in Paradise on Wings in its statements of operations, and reported its investment in Paradise on Wings as equity investment in Paradise on Wings in its balance sheets.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the period beginning January 21, 2014 and ending March 30, 2014 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended March 30, 2014
Revenue	$62,516
Operating expenses	54,627
Income from operations	7,889
Other income	527
Net income	$8,416

Company’s share of net income	$4,208

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings as of March 30, 2014 provided to the Company by Paradise on Wings.

Balance Sheet	March 30, 2014
Current assets	$62,934
Equity investment	400,000
Note receivable	160,051
Total assets	$622,985

Total liabilities	$44,941
Equity	578,044
Total liabilities and equity	$622,985

Note 5.  Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings.  A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 30, 2014 and December 29, 2013:

	Level 1	Level 2	Level 3
Equity investments – March 30, 2014	$-0-	$804,208	$-0-
Equity investments – December 29, 2013	$-0-	$-0-	$-0-

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

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

Under the terms of the separation agreement, Mr. Rosenberger agreed to resign from his positions as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company, and from any and all other employment positions that he had with the Company, and agreed to resign as a member of the board of directors of the Company, all effective July 31, 2013.  In addition, Moose River agreed to assign to the Company all of the “Dick’s Wings” trademarks (the “Trademarks”) currently being licensed to the Company by Moose River under that certain Trademark License Agreement (the “License Agreement”) dated July 16, 2007 by and between the Company and Moose River.  The Company agreed to pay Mr. Rosenberger $10,000 in settlement of all compensation and reimbursement owed to Mr. Rosenberger arising out of or in connection with his employment with the Company.  In addition, the Company and Mr. Rosenberger agreed to release each other from any and all claims that they may have had against each other.  As a result of the execution of the separation agreement, the employment agreement entered into by and between the Company and Mr. Rosenberger on January 1, 2012 terminated on July 31, 2013.  The Company recognized settlement of related-party debt of $197,550 in connection therewith during the year ended December 29, 2013, which was credited to additional paid-in capital due to the related-party nature of the transaction.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

On July 12, 2013, the Company and Mr. Rosenberger also entered into a consulting agreement pursuant to which Mr. Rosenberger agreed to assist the Company with its prior business and future business during a term beginning July 31, 2013 and ending December 31, 2013.  In return, the Company agreed to pay Mr. Rosenberger $70,000 on July 31, 2013 and to make payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013.  In the event the Company failed to make one or more of these payments to Mr. Rosenberger in the amounts and on the dates specified in the consulting agreement, ownership of the Trademarks would have reverted back to Moose River and the License Agreement would have continued in full force and effect.  The consulting agreement became effective on July 31, 2013.  All payments to Mr. Rosenberger were made in the amounts and on the dates specified in the consulting agreement.  The Company recognized $1,699 of consulting expense in connection therewith during the three-month period ended March 30, 2014.

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

Notwithstanding the above, and in connection therewith, Mr. Akam agreed that the number of shares that may be earned by him under his employment agreement in connection with any particular grant would be equal to the lesser of: (i) 71,429 shares of common stock, or (ii) the number of shares of common stock calculated by dividing $50,000 by the closing price of the Company’s common stock on the day immediately preceding the date the Company’s obligation to issue the shares to him fully accrues.  Mr. Akam also agreed that in the event the Company is unable to fulfill its obligation to issue all of the shares earned by him with respect to any particular grant because it does not have enough shares of common stock authorized and available for issuance, (i) Mr. Akam will not require the Company to issue more shares of common stock than are then authorized and available for issuance by the Company, and (i) the Company may settle any liability to Mr. Akam created as a result thereof in cash.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

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

On January 1, 2014, Richard Akam earned 28,433 shares of common stock under the terms of his employment agreement with the Company.

Operating Leases

In January 2013, the Company entered into a commercial lease with GGRD II, LLC for its corporate headquarters located at 13453 North Main Street, Jacksonville, Florida pursuant to which the Company leases approximately 1,800 square feet of space.  The lease provides for a fixed monthly rent payment of $1,100 and expires on January 31, 2015.

Note 7.  Notes Receivable

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of a variety of other business expenses incurred by the franchisees in running their respective restaurants.  The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest.  Payments in the aggregate amount of $8,135 were made against the loans during the three-month period ended March 30, 2014.  Loans in the aggregate original principal amount of $10,507 remained outstanding at March 30, 2014, all of which are secured by equipment, licenses and other assets owned by the respective franchisees.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

In December 2013, the Company loaned $6,000 to DWG Acquisition, LLC, a Florida limited liability company.  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), during the three-month period ended March 30, 2014.  The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

The carrying value of the Company’s outstanding notes receivable was $7,372 at March 30, 2014, all of which is reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.  The Company did not have any notes receivable outstanding at March 31, 2013.

Note 8.  Debt Obligations

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $158,800 and $138,772 at March 30, 2014 and December 29, 2013, respectively, of which $11,000 was in default on those dates.  Accrued interest under the Company’s outstanding promissory notes was $4,708 and $1,255 at March 30, 2014 and December 29, 2013, respectively.

A summary of the terms of the promissory notes that were outstanding during the three-month period ended March 30, 2014 and the year ended December 29, 2013, respectively, is provided below.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

In March 2013, the Company entered into a settlement and release agreement with Bank of America pursuant to which the Company paid $50,000 to Bank of America in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America in connection with the loan.  As part of the settlement agreement, the Company and the guarantors of the loan, on the one hand, and Bank of America, on the other hand, granted each other a release from any and all current and future claims related to the loan and the loan agreement.  The Company owed a total of $370,798 of principal, accrued interest and other claims to Bank of America in connection with the loan on the date the settlement agreement was executed.  Accordingly, the Company recognized a gain on settlement of debt of $320,798 in connection therewith during the three-month period ended March 31, 2013.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

From January 2012 to September 13, 2013, Blue Victory made loans to the Company for a total of $415,316.  The loans were interest free and payable on demand.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

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

Between November 6, 2013 and January 21, 2014, the Company borrowed an additional $567,662 under the credit facility.

On January 21, 2014, the Company had a total of $570,529 of principal and accrued but unpaid interest outstanding under the credit facility.  On that date, Blue Victory converted all of the outstanding principal and accrued interest into a total of 326,017 shares of the Company’s common stock.  No gain or loss was recognized in connection with the conversion because the conversion was made in accordance with the terms of the credit facility.

Between January 22, 2014 and March 30, 2014, the Company borrowed an additional $147,800 under the credit facility.  Accordingly, as of March 30, 2014, the outstanding principal amount of the credit facility was $147,800.

In December 2013, the Company borrowed $5,000 from Star Brands II, a Louisiana limited liability company.  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory during the three-month period ended March 30, 2014.  The payment was made by Blue Victory in the form of a loan under the revolving line of credit facility that Blue Victory extended to the Company in September 2013.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $158,800 and $138,772 at March 30, 2014 and December 29, 2013, respectively, as follows:

	March 30,	December 29,
	2014	2013
Notes payable – related party	$147,800	$127,772
Notes payable – in default	11,000	11,000
Total notes payable, net	$158,800	$138,772

Note 9.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at March 30, 2014 and December 29, 2013, respectively, of which 6,455,224 and 5,659,418 shares of common stock were outstanding at March 30, 2014 and December 29, 2013, respectively.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

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

Stock Issuances

On January 1, 2014, Richard W. Akam, the Company’s Chief Executive Officer, Chief Operating Officer and Secretary, earned 28,433 shares of common stock under the terms of his employment agreement with the Company.  The Company recognized $920 of stock compensation expense in connection therewith during the three-month period ended March 30, 2014.  A description of the employment agreement is set forth herein under Note 6. Commitments and Contingencies – Employment Agreements.

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings in exchange for $400,000 in cash and 235,295 shares of common stock.  A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

On January 21, 2014, the Company issued a total of 326,017 shares of common stock to a limited number of accredited investors upon Blue Victory’s conversion of $570,529 of principal and accrued but unpaid interest outstanding under the credit facility entered into between the Company and Blue Victory in September 2013.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

On February 27, 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000.  The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed.  Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000.  The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015.  The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014. The investment is reflected in stock subscriptions receivable at March 30, 2014.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

Note 10.  Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three-month period ended March 30, 2014, and no stock options or warrants were exercised or outstanding during three-month period ended March 30, 2014.

Note 11.  Stock Compensation Plans

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan.  Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 30, 2014, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

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

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

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

In July 2013, the Company entered into a sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership.  The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions, LLC, a Florida limited liability company (“DWG Acquisitions”), in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  The Company generated revenue of $6,000 from DWG Acquisitions during the three-month period ended March 30, 2014, all of which was reflected in accounts receivable at March 30, 2014.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million.  The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default.  Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 90% of the equity interests in Blue Victory.  He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory.  Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory, and Daniel Slone serves as the Company’s Chief Financial Officer and as the controller of Blue Victory.  The Company had total loans of $147,800 outstanding under the credit facility as of March 30, 2014.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida.  In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company.  The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  The Company generated a total of $11,395 in royalties from DWG Acquisitions during the three-month period ended March 30, 2014, of which $9,433 was reflected in accounts receivable at March 30, 2014.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

In December 2013, the Company loaned $6,000 to DWG Acquisitions.  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory during the three-month period ended March 30, 2014.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  A description of the loan is set forth herein under Note 7. Notes Receivable.

In December 2013, the Company borrowed $5,000 from Star Brands II, LLC, a Louisiana limited liability company (“Star Brands II”).  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory during the three-month period ended March 30, 2014.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 70% of the equity interests in Star Brands II.  He also serves as the Manager of Star Brands II.  A description of the loan is set forth herein under Note 8. Debt Obligations.

In February 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000.  The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed.  Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000.  The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015.  The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014.  Mr. Kasturi owns approximately 8.8% of the Company’s common stock and 90% of the equity interests in Blue Victory.  He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory.

Note 13.  Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. v. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County.  In the complaint, the Company alleged damages for trademark infringement.  Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of contract.  In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings.  In early 2010, Cala breached the terms of the settlement agreement, relieving the Company of any further obligations under the settlement agreement.  The Company made total payments of $40,000 under the settlement agreement prior to the breach by Cala.  Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at March 30, 2014 and December 29, 2013.

American Restaurant Concepts, Inc.
Notes to Financial Statements (Unaudited)

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000.  These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011.  This loss was reflected in settlement agreements payable at March 30, 2014 and December 29, 2013.  Interest expense in the amount of $2,810 was accrued on the outstanding balance of the settlement agreement payable during the three-month period ended March 30, 2014.  The interest expense was credited to settlement agreements payable.

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

Note 14.  Subsequent Events

During the period beginning March 31, 2014 and ending on the date these financial statements were issued, the Company borrowed an additional $14,554 from Blue Victory under the revolving line of credit facility that Blue Victory extended to the Company in September 2013.

There have been no other significant subsequent events through the date these financial statements were issued.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below and Item 1A.  Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 29, 2013.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 29, 2013 and elsewhere in this report.  The following should be read in conjunction with our financial statements beginning on page 1 of this report.

As described in Note 9.  Capital Stock in our financial statements, we completed a one-for-seven reverse stock split of our shares of Class A common stock on November 4, 2013.  All information set forth in this report gives effect to the reverse stock split.

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

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and our Dick’s Wings Express™ restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like the Dick’s Wings concession stand that we have in the “Bud Light Party Zone” at EverBank Field.  We currently have 17 restaurants, of which 16 are Dick’s Wings & Grill full service restaurants and one is a Dick’s Wings Express limited service restaurant, and our Dick’s Wings concession stand at EverBank Field.  Of our 17 restaurants, 16 are located in Florida and one is located in Georgia.  Our concession stand at EverBank Field is located in Florida as well.  All of our restaurants are owned by franchisees, and our concession stand at EverBank Field is licensed to a third-party operator.

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

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification.  We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands.  In furtherance of this strategy, in January 2014, we acquired a 50% ownership interest in Paradise on Wings Franchise Group, LLC, a Utah limited liability company that is the franchisor of the Wing Nutz® brand of restaurants (“Paradise on Wings”).  A description of the Wing Nutz transaction is set forth under Note 4 – Investment in Paradise on Wings in our financial statements.

Recent Developments

In January 2014, we acquired a 50% ownership interest in Paradise on Wings, which is the franchisor of the Wing Nutz brand of restaurants.  The Wing Nutz brand is comprised of family-friendly, sports-themed restaurants offering a large selection of premium baked chicken wings, boneless wings, hog wings, chicken tenders, wraps, salads, nachos, sandwiches, quesadillas and other baked products.  It also offers its own proprietary line of craft beers under the name “Nut Job Beers”.  Wing Nutz currently has 10 restaurants in Utah and one restaurant in Idaho.  A description of the Wing Nutz transaction is set forth under Note 4 – Investment in Paradise on Wings in our financial statements.

On February 27, 2014, we entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of our common stock for $340,000.  The price per share of common stock paid by Mr. Kasturi was equal to the closing price of our common stock on the OTCQB on the day immediately preceding the date the transaction was completed.  Mr. Kasturi paid for the shares through the issuance of a promissory note in favor us in the amount of $340,000.  The note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015.  The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014.  Mr. Kasturi may prepay the principal amount of the note, in whole or in part, together with any accrued but unpaid interest thereon, at any time without penalty.  In the event an “event of default,” as such term is defined in the note, occurs that is not cured within 30 days, the remaining balance of principal and accrued interest outstanding under the note will accelerate and become immediately due and payable.

Financial Results

We achieved revenue of $127,758 for the three-month period ended March 30, 2014 compared to $91,628 for the three-month period ended March 31, 2013, representing an increase of 39%.  Our total operating expenses increased $23,829 to $218,423 for the three-month period ended March 30, 2014 from $194,594 for the three-month period ended March 31, 2013.  Net loss was $95,663 for the three-month period ended March 30, 2014 compared to net income of $209,828 for the three-month period ended March 31, 2013, the difference resulting primarily from $320,798 of gain on the settlement of debt recognized during the 2013 period.  Our total assets increased $802,660 to $855,853 at March 30, 2014 from $53,193 at December 29, 2013, and we had a stockholders’ deficit of $248,730 at March 30, 2014 compared to $1,136,646 at December 29, 2013.

Outlook

We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire interests in other restaurant brands, and as the economy continues to improve.  We expect net loss to decrease during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through our 50% ownership interest in Paradise on Wings.  The decrease in net loss that we expect to achieve will be partially offset by greater operating expenses that we expect to incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.

Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities.  Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 29, 2013 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 29, 2013 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and in our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 30, 2014 and March 29, 2013

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue increased $36,130 to $127,758 for the three-month period ended March 30, 2014 from $91,628 for the three-month period ended March 31, 2013.  The increase of $36,130 was due primarily to an increase of $31,504 for royalties.  Our royalties were positively impacted by increased sales by our franchisees and operational improvements that we implemented at each of our franchisees’ restaurants.  We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $7,384 to $46,310 for the three-month period ended March 30, 2014 from $53,694 for the three-month period ended March 31, 2013.  The decrease of $7,384 was due primarily to a decrease of $11,886 for legal and accounting fees, partially offset by an increase in other consulting fees.  We expect our professional fees to increase during the next 12 months as we incur increased legal, accounting and technology fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense.  Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense increased $23,066 to $116,331 for the three-month period ended March 30, 2014 from $93,265 for the three-month period ended March 31, 2013.  The increase of $23,066 was due primarily to increases of $17,904 for salaries and wages and $3,415 for payroll taxes.  We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses.  General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, office supplies, rent expense, repairs and maintenance, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses increased $8,147 to $55,782 for the three-month period ended March 30, 2014 from $47,635 for the three-month period ended March 31, 2013.  The increase of $8,147 was due primarily to increases of $14,066 for marketing and advertising expenses and $11,714 for corporate filing fees, partially offset by a decrease of $17,792 for investor relations expenses.  We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we have incurred, and imputed interest on no-interest loans that have been made to us.  Interest expense decreased $3,912 to $9,206 for the three-month period ended March 30, 2014 from $13,118 for the three-month period ended March 31, 2013.  The decrease of $3,912 was due primarily to a decrease of $8,513 for interest that we incurred on our loan from Bank of America that was settled in March 2013, partially offset by an increase of $3,154 for interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings.  A summary of the terms of our loan with Bank of America and our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements.  We expect interest expense to fluctuate during the next 12 months as we borrow and repay loans under our credit facility with Blue Victory Holdings.

Gain on Settlement of Debt

Gain on the settlement of debt consists of the gain that we recognized in connection with the settlement agreement that we entered into with Bank of America in March 2013.  We recognized gain on the settlement of debt of $320,798 during the three-month period ended March 31, 2013.  We did not recognize any gain on the settlement of debt during the year ended March 30, 2014.  A summary of the terms of our settlement agreement with Bank of America is set forth under Note 8. Debt Obligations in our financial statements.  We intend to settle other outstanding debts that we have which could result in the recognition of additional gains and losses on the settlement of debt during the next 12 months.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings consists of our share of the income or losses from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014.  We recognized income from investment in Paradise on Wings of $4,208 during the three-month period ended March 30, 2014.  We did not recognize any income or loss from investment in Paradise on Wings during the three-month period ended March 31, 2013.  A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements.  We expect to recognize additional income, and may incur losses, from our investment in Paradise on Wings during the next 12 months.  The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Net Loss

We incurred a net loss of $95,663 during the three-month period ended March 30, 2014 compared to net income of $209,828 during the three-month period ended March 31, 2013.  The difference of $305,491 was due primarily to an increase of $23,066 for employee compensation expense and a decrease of $320,798 for gain on the settlement of debt.  This was partially offset by an increase of $36,130 for revenue.  We expect net loss to decrease during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through our 50% ownership interest in Paradise on Wings.  The decrease in net loss that we expect to achieve will be partially offset by greater operating expenses that we expect to incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.

Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities.  Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Liquidity and Capital Resources

Net cash used by operating activities was $191,958 during the three-month period ended March 30, 2014 compared to $51,079 during the three-month period ended March 31, 2013.  The increase of $140,879 for cash used by operating activities was due primarily to increases of $305,491 for net loss and $11,220 for accounts receivable, and a decrease of $190,875 for accounts payable and accrued liabilities.  This was partially offset by decreases of $320,798 for gain on the settlement of debt and $17,190 for settlement agreements payable, and an increase of $20,544 for advertising fund liabilities.

Net cash used by investing activities was $399,365 during the three-month period ended March 30, 2014.  We did not have any cash flows from investing activities during the three-month period ended March 31, 2013.  The decrease of $399,365 was due to our $400,000 equity investment in Paradise on Wings, partially offset by an increase of $635 for repayments of notes receivable.

Net cash provided by financing activities was $592,690 during the three-month period ended March 30, 2014 compared to $72,713 during the three-month period ended March 31, 2013.  The $519,977 increase in cash provided by financing activities was due an increase of $469,977 for proceeds from the issuance of notes payable and a decrease of $50,000 for repayments of notes payable.

Our primary sources of capital over the past 12 months are set forth below.

Between January 1, 2013 and September 13, 2013, we borrowed $350,087 from Blue Victory Holdings, bringing the total balance of loans outstanding from Blue Victory Holdings to $415,316 on September 13, 2013.  The loans were interest free and payable on demand.

On September 13, 2013, we entered into a loan agreement with Blue Victory Holdings pursuant to which Blue Victory Holdings agreed to extend a revolving line of credit facility to us for up to $1 million.  The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default.  Blue Victory Holdings has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of our common stock.  Our obligation to repay the outstanding balance of the credit facility is evidenced by a promissory note that we issued to Blue Victory Holdings on September 13, 2013.  The no-interest loans in the amount of $415,316 that Blue Victory Holdings made to us between January 2012 and September 13, 2013 were converted into loans under the loan agreement.  Accordingly, the outstanding principal amount of the credit facility on September 13, 2013 was $415,316.  A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements.

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

Between November 6, 2013 and January 21, 2014, we borrowed an additional $567,662 under the credit facility.  Accordingly, on January 21, 2014, we had a total of $570,529 of principal and accrued but unpaid interest outstanding under the credit facility.  On that date, Blue Victory Holdings converted all of the outstanding principal and interest into a total of 326,017 shares of our common stock.

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

Between January 22, 2014 and May 9, 2014, we borrowed an additional $162,354 from Blue Victory Holdings under the credit facility.  Accordingly, as of May 9, 2014, loans in the amount of $162,354 were outstanding under the credit facility.

To date, our capital needs have been met primarily through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations.  More recently, we have relied upon the $1 million revolving credit facility that we obtained through Blue Victory Holdings in September 2013 to fund our operations and recent expansion efforts.  We have used the proceeds from the sale of our equity securities and the issuance of short-and long-term debt to pay virtually all of the costs and expenses that we have incurred to date.  These costs and expenses have been comprised primarily of the professional fees, employee compensation expenses, and general and administrative expenses discussed above.

We intend to rely primarily on cash generated by our operations, proceeds from our credit facility with Blue Victory Holdings, and proceeds received under the promissory note issued to us by Seenu G. Kasturi in connection with the $340,000 financing transaction that we entered into with him in February 2014, to fund our operations and expansion efforts, including additional acquisitions of controlling and non-controlling financial interests in other restaurant brands, during the next 12 months.  A summary of the material terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements, and a summary of the material terms of our financing transaction with Mr. Kasturi is set forth above under Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.

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

Off-Balance Sheet Arrangements

As of March 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

As of March 30, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

In April 2012, J. David Eberle, one of our former employees, filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08.  In December 2012, Mr. Eberle filed an amended complaint.  We filed a motion to dismiss the amended complaint in February 2013, and Mr. Eberle filed an objection to our motion to dismiss the amended complaint in May 2013.  In November 2013, Mr. Eberle filed a second amended complaint.  We filed a motion to dismiss the second amended complaint in March 2014, which motion was denied by the court.  In April 2014, we filed an answer to Mr. Ebele’s second amended complaint.  The matter is set to go to trial in January 2015.

In January 2014, Marcia L. Danzeisen, Larry Simpson and M&MSquared, LLC filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages for breach of contract and unjust enrichment relating to a franchise agreement that we had entered into with them in September 2012.  We filed a motion to dismiss the complaint in February 2014.  In April 2014, the court granted our motion to dismiss the complaint, and the complaint was dismissed without prejudice.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 30, 2014, we sold the following securities without registration under the Securities Act:

On January 1, 2014, Richard W. Akam, our Chief Executive Officer, Chief Operating Officer and Secretary, earned 28,433 shares of our common stock under the terms of his employment agreement with us.  A description of the employment agreement is set forth under Note 6. Commitments and Contingencies – Employment Agreements in our financial statements.  The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

On January 20, 2014, we purchased a 50% ownership interest in Paradise on Wings in exchange for $400,000 in cash and 235,295 shares of our common stock.  A description of the investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements.  The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

On January 21, 2014, we issued a total of 326,017 shares of our common stock to a limited number of accredited investors upon Blue Victory Holding’s conversion of $570,529 of principal and accrued but unpaid interest outstanding under the credit facility that we entered into with Blue Victory Holdings in September 2013.  A description of the credit facility is set forth under Note 8. Debt Obligations in our financial statements.  The securities were issued to a limited number of accredited investors in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

On February 27, 2014, we entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of our common stock for $340,000.  The price per share of common stock paid by Mr. Kasturi was equal to the closing price of our common stock on the OTCQB on the day immediately preceding the date the transaction was completed.  Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of us in the amount of $340,000.  The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015.  The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014.  The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

AMERICAN RESTAURANT CONCEPTS, INC.

Date: May 14, 2014	/s/ Daniel Slone
Daniel Slone
Chief Financial Officer
(principal financial officer and duly authorized officer)

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