Form 10-Q
period 2014-06-29
ARC Group, Inc.
filed 2014-08-13
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 29, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File No. 000-54226

ARC GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3649554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

212 Guilbeau Road Lafayette, Louisiana 70506
(Address of principal executive offices)

(904) 741-5500
(Registrant’s telephone number, including area code)
American Restaurant Concepts, Inc.
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

Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 6,455,224 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on August 11, 2014.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARC Group, Inc.
Balance Sheets

	June 29,	December 29,
	2014	2013
	(Unaudited)

Assets

Cash and cash equivalents	$53,729	$5,062
Accounts receivable, net	10,914	8,147
Accounts receivable, net – related party	39,336	17,377
Notes receivable, current portion	749	8,414
Notes receivable – related party	17,952	6,000
Interest receivable	6,837	-

Total current assets	129,517	45,000

Property and equipment, net of accumulated depreciation of
$4,674 at June 29, 2014 and December 29, 2013, respectively	-	-
Deposits	1,100	1,100
Notes receivable, net of current portion	6,611	7,093
Equity investment in Paradise on Wings	802,913	-

Total assets	$940,141	$53,193

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$489,376	$579,130
Accrued expenses – related party	15,708	40,066
Accrued interest	8,289	1,255
Advertising fund liabilities	29,801	-
Settlement agreements payable	435,435	429,815
Notes payable – related party	237,411	127,772
Notes payable – in default	11,000	11,000
Other current liabilities	1,933	801

Total current liabilities	1,228,953	1,189,839

Total liabilities	1,228,953	1,189,839

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized,
6,455,224 and 5,659,418 shares issued and outstanding at
June 29, 2014 and December 29, 2013, respectively	64,552	56,594
Additional paid-in capital	3,693,382	2,340,736
Stock subscriptions receivable	(340,000)	-
Stock subscriptions payable	114,521	139,080
Accumulated deficit	(3,821,267)	(3,673,056)

Total stockholders’ deficit	(288,812)	(1,136,646)

Total liabilities and stockholders’ deficit	$940,141	$53,193

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013

Revenue:
Net revenue	$108,118	$150,209	$218,482	$241,837
Net revenue – related party	29,188	-	46,583	-

Total net revenue	137,306	150,209	265,065	241,837

Operating expenses:
Professional fees	46,785	37,316	93,094	89,809
Employee compensation expense	95,464	187,497	211,795	280,725
General and administrative expenses	46,801	49,419	102,585	96,992

Total operating expenses	189,050	274,232	407,474	467,526

Income / (loss) from operations	(51,744)	(124,023)	(142,409)	(225,689)

Other income / (expense):
Interest expense	(6,391)	(10,058)	(15,597)	(23,176)
Gain on settlement of debt	-	-	-	320,798
Income / (loss) from investment in Paradise on Wings	(1,295)	-	2,913	-
Interest income – related party	6,837	-	6,837	-
Other income	45	6,180	45	11,294

Total other income / (expense)	(804)	(3,878)	(5,802)	308,916

Net income / (loss)	$(52,548)	$(127,901)	$(148,211)	$83,227

Net income / (loss) per share – basic and fully diluted	$(0.01)	$(0.02)	$(0.02)	$0.02

Weighted average number of shares
outstanding – basic and fully diluted	6,455,224	5,315,506	6,317,181	5,315,506

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Statement of Stockholders’ Deficit (Unaudited)

			Additional	Stock	Stock
	Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Payable	Deficit	Total
Balance at December 29, 2013	5,659,418	$56,594	$2,340,736	$-	$139,080	$(3,673,056)	$(1,136,646)

Common stock issued for note receivable – related party	206,061	2,061	337,939	(340,000)	-	-	-
Common stock issued for services	28,433	284	49,716	-	(24,559)	-	25,441
Common stock issued upon conversion of promissory notes – related party	326,017	3,260	567,269	-	-	-	570,529
Imputed interest on no-interest loans	-	-	75	-	-	-	75
Common stock issued for investment in Paradise on Wings	235,295	2,353	397,647	-	-	-	400,000
Net loss	-	-	-	-	-	(148,211)	(148,211)

Balance at June 29, 2014	6,455,224	$64,552	$3,693,382	$(340,000)	$114,521	$(3,821,267)	$(288,812)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 29, 2014	June 30, 2013

Cash flows from operating activities

Net income / (loss)	$(148,211)	$83,227
Adjustments to reconcile net income / (loss) to net cash
used by operating activities:
Stock issued for compensation and amortization
of stock compensation expense	24,521	43,923
Imputed interest on no-interest loans	75	4,902
Gain on settlement of debt	-	(320,798)
Changes in operating assets and liabilities:
Accounts receivable	(2,767)	(2,087)
Accounts receivable – related party	(21,959)	-
Notes receivable	7,500	(22,500)
Deposits	-	(1,100)
Interest receivable – related party	(6,837)	-
Accounts payable and accrued liabilities	(80,846)	98,186
Accrued liabilities – related party	(24,358)	42,442
Advertising fund liabilities	29,801	-
Settlement agreements payable	5,620	(25,569)
Other current liabilities	1,132	-

Net cash used by operating activities	(216,329)	(99,374)

Cash flows from investing activities

Equity investment in Paradise on Wings	(400,000)	-
Issuance of notes receivable	(17,952)	(10,507)
Repayments of notes receivable	647	152

Net cash used by investing activities	(417,305)	(10,355)

Cash flows from financing activities

Issuance of notes payable – related party	682,301	173,754
Repayments of notes payable	-	(50,000)

Net cash provided by financing activities	682,301	123,754

Net increase in cash and cash equivalents	48,667	14,025
Cash and cash equivalents, beginning of period	5,062	12,358

Cash and cash equivalents, end of period	$53,729	$26,383

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Equity investment in Paradise on Wings	$400,000	$-
Stock issued upon conversion of notes payable –
related party	$570,529	$-
Stock issued for stock subscriptions payable	$49,080	$-

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Note 1.  Description of Business

ARC Group, Inc., formerly American Restaurant Concepts, a Nevada corporation (the “Company”), was incorporated in April 2000.  The Company’s business is focused on the development of the Dick’s Wings® franchise and the acquisition of financial interests in other restaurant brands.  The Dick’s Wings concepts is currently comprised of traditional restaurants like its Dick’s Wings & Grill® restaurants, which are full service restaurants, and its Dick’s Wings Express™ restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like the Dick’s Wings concession stand that the Company has at EverBank Field.  The Company establishes restaurants by entering into franchise agreements with qualified parties and generates revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for royalty payments, franchise fees and area development fees.

At June 29, 2014, the Company had 17 restaurants, of which 16 were Dick’s Wings & Grill full service restaurants and one was a Dick’s Wings Express limited service restaurant, and the Dick’s Wings concession stand at EverBank Field.  Of the 17 restaurants, 16 were located in Florida and one was located in Georgia.  The Company’s concession stand at EverBank Field is located in Florida as well.  All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stand at EverBank Field is licensed to a third-party operator.

On June 13, 2014, the Company’s shareholders approved proposals to change the name of the Company from “American Restaurant Concepts, Inc. to “ARC Group, Inc.” and change the Company’s state of incorporation from Florida to Nevada.  The changes became effective on July 16, 2014.

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

The unaudited financial statements included in this report have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 29, 2013 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three- and six-month periods ended June 29, 2014 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

ARC Group, Inc.
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

Change in Fiscal Year

On June 18, 2014, the Company’s board of directors approved a resolution changing the Company’s fiscal year end from the last Sunday in December of the applicable calendar year to December 31st.  The change will be effective beginning with the Company’s 2015 fiscal year.  Pursuant to Rules 13a-10 and 15d-10 of the Securities Exchange Act of 1934, as amended, the Company is not required to file a transition report in connection with the change of its fiscal year end.

Significant Accounting Policies

As of June 29, 2014, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013 and the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 30, 2014, had not changed materially.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at June 29, 2014 were excluded from the computation of diluted net loss per share for the three- and six-month periods ended June 29, 2014 because they were anti-dilutive.  As a result, basic net loss per share was equal to diluted net loss per share for the three- and six-month periods ended June 29, 2014.

The Company did not have any exercisable or convertible securities outstanding at June 30, 2013.  As a result, basic net income per share was equal to diluted net income per share for the three- and six-month periods ended June 30, 2013.

As described in Note 9. Capital Stock, the Company completed a one-for-seven reverse stock split of its common stock on November 4, 2013.  Accordingly, the net income / (loss) per share, the number of shares outstanding, and the weighted-average number of shares outstanding that are reported in the financial statements and notes thereto for the three- and six-month periods ended June 29, 2014 and June 30, 2013 are presented on a post-split basis to give effect to the reverse stock split.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

The Company accounts for its 50% ownership interest in Paradise on Wings using the equity method of accounting because the Company has the ability to exert significant influence, but not control, over the operating and financial policies of Paradise on Wings.   The investment was initially recorded at the fair value amount of the Company’s initial investment and subsequently adjusted for the Company’s share of the net income and loss, and cash contributions and distributions, to or from Paradise on Wings.  The Company reported its income from Paradise on Wings as income / (loss) from investment in Paradise on Wings in its statements of operations, and reported its investment in Paradise on Wings as equity investment in Paradise on Wings in its balance sheets.

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three-month period ended June 29, 2014 and the period beginning January 21, 2014 and ending June 29, 2014 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended June 29, 2014	Period From January 21, 2014 Through June 29, 2014
Revenue	$90,984	$153,500
Operating expenses	93,546	148,173
Income / (loss) from operations	(2,562)	5,327
Other income / (loss)	(27)	499
Net income / (loss)	$(2,589)	$5,826

Company’s share of net income / (loss)	$(1,295)	$2,913

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings as of June 29, 2014 provided to the Company by Paradise on Wings.

Balance Sheet	June 29, 2014
Current assets	$62,934
Equity investment	400,000
Note receivable	160,051
Total assets	$622,985

Total liabilities	$44,941
Equity	578,044
Total liabilities and equity	$622,985

Note 5.  Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings.  A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 29, 2014 and December 29, 2013:

	Level 1	Level 2	Level 3
Equity investments – June 29, 2014	$-0-	$802,913	$-0-
Equity investments – December 29, 2013	$-0-	$-0-	$-0-

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

On July 12, 2013, the Company and Mr. Rosenberger also entered into a consulting agreement pursuant to which Mr. Rosenberger agreed to assist the Company with its prior business and future business during a term beginning July 31, 2013 and ending December 31, 2013.  In return, the Company agreed to pay Mr. Rosenberger $70,000 on July 31, 2013 and to make payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013.  In the event the Company failed to make one or more of these payments to Mr. Rosenberger in the amounts and on the dates specified in the consulting agreement, ownership of the Trademarks would have reverted back to Moose River and the License Agreement would have continued in full force and effect.  The consulting agreement became effective on July 31, 2013.  All payments to Mr. Rosenberger were made in the amounts and on the dates specified in the consulting agreement.  The Company recognized $1,699 of consulting expense in connection therewith during the six-month period ended June 29, 2014.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

Note 7.  Notes Receivable

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants.  The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest.  Payments in the aggregate amount of $12 and $8,147 were made against the loans during the three- and six-month periods ended June 29, 2014, respectively.  Loans in the aggregate original principal amount of $10,507 remained outstanding at June 29, 2014, all of which are secured by equipment, licenses and other assets owned by the respective franchisees.

In December 2013, the Company loaned $6,000 to DWG Acquisitions, LLC, a Florida limited liability company (“DWG Acquisitions”).  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), during the six-month period ended June 29, 2014.  The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

Between April and June 2014, the Company loaned $17,952 to DWG Acquisitions.  The loan was interest free and payable on demand.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

The carrying value of the Company’s outstanding notes receivable was $25,312 at June 29, 2014, all of which is reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.  The carrying value of the Company’s outstanding notes receivable was $21,507 at December 29, 2013.  A total of $7,500 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company.  The remaining balance of $14,007 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

Note 8.  Debt Obligations

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $248,411 and $138,772 at June 29, 2014 and December 29, 2013, respectively, of which $11,000 was in default on those dates.  Accrued interest under the Company’s outstanding promissory notes was $8,289 and $1,255 at June 29, 2014 and December 29, 2013, respectively.

A summary of the terms of the promissory notes that were outstanding during the six-month period ended June 29, 2014 and the year ended December 29, 2013 is provided below.

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

In March 2013, the Company entered into a settlement and release agreement with Bank of America pursuant to which the Company paid $50,000 to Bank of America in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America in connection with the loan.  As part of the settlement agreement, the Company and the guarantors of the loan, on the one hand, and Bank of America, on the other hand, granted each other a release from any and all current and future claims related to the loan and the loan agreement.  The Company owed a total of $370,798 of principal, accrued interest and other claims to Bank of America in connection with the loan on the date the settlement agreement was executed.  Accordingly, the Company recognized a gain on settlement of debt of $320,798 in connection therewith during the six-month period ended June 30, 2013.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

On October 4, 2013, the note was assigned by The Carl Collins Trust to Brusta Investments, LLC (“Brusta Investments”) and D. Dale Thevenet.

On November 1, 2013, the Company entered into a settlement agreement and release with Brusta Investments and Mr. Thevenet.  Under the terms of the Settlement Agreement, the Company agreed to issue 21,429 shares of its common stock to Brusta Investments and 7,143 shares of its common stock to Mr. Thevenet in full payment of all principal and accrued interest and all other amounts due and payable under the note.  In addition, Brusta Investments and Mr. Thevent agreed to release the Company from any and all claims that they may have against the Company with respect to the note.  A total of $55,000 of principal and accrued interest was outstanding under the note on November 1, 2013.  No gain or loss was recognized in connection with the repayment of the note during the year ended December 29, 2013 because the value of the shares of common stock issued to Brusta Investments and Mr. Thevenet was equal to the value of the principal, accrued interest and all other amounts due and payable under the note.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

Between January 22, 2014 and June 29, 2014, the Company borrowed an additional $237,411 under the credit facility.  Accordingly, as of June 29, 2014, the outstanding principal amount of the credit facility was $237,411.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

In December 2013, the Company borrowed $5,000 from Star Brands II, a Louisiana limited liability company.  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory during the six-month period ended June 29, 2014.  The payment was made by Blue Victory in the form of a loan under the revolving line of credit facility that Blue Victory extended to the Company in September 2013.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $248,411 and $138,772 at June 29, 2014 and December 29, 2013, respectively, as follows:

	June 29,	December 29,
	2014	2013
Notes payable – related party	$237,411	$127,772
Notes payable – in default	11,000	11,000
Total notes payable, net	$248,411	$138,772

Note 9.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at June 29, 2014 and December 29, 2013, respectively, of which 6,455,224 and 5,659,418 shares of common stock were outstanding at June 29, 2014 and December 29, 2013, respectively.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Stock Issuances

On January 1, 2014, Richard W. Akam, the Company’s Chief Executive Officer, Chief Operating Officer and Secretary, earned 28,433 shares of common stock under the terms of his employment agreement with the Company.  The Company recognized $920 of stock compensation expense in connection therewith during the six-month period ended June 29, 2014.  A description of the employment agreement is set forth herein under Note 6. Commitments and Contingencies – Employment Agreements.

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

On February 27, 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000.  The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed.  Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000.  The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015.  The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014.  The investment was reflected in stock subscriptions receivable at June 29, 2014.

Note 10.  Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- and six month periods ended June 29, 2014, and no stock options or warrants were exercised or outstanding during three- and six-month periods ended June 29, 2014.

Note 11.  Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan.  Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 29, 2014, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

ARC Group 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan.  Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 29, 2014, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

In July 2013, the Company entered into a sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership.  The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  The Company generated revenue of $6,000 and $12,000 from DWG Acquisitions during the three- and six-month periods ended June 29, 2014, all of which was reflected in accounts receivable at June 29, 2014.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million.  The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default.  Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 90% of the equity interests in Blue Victory.  He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory.  Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory, and Daniel Slone serves as the Company’s Chief Financial Officer and as the controller of Blue Victory.  The Company had total loans of $237,411 outstanding under the credit facility as of June 29, 2014.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida.  In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company.  The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  The Company generated a total of $13,060 and $24,455 in royalties from DWG Acquisitions during the three- and six-month periods ended June 29, 2014, of which $22,025 was reflected in accounts receivable at June 29, 2014.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

In December 2013, the Company loaned $6,000 to DWG Acquisitions.  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory during the six-month period ended June 29, 2014.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  A description of the loan is set forth herein under Note 7. Notes Receivable.

In December 2013, the Company borrowed $5,000 from Star Brands II, LLC, a Louisiana limited liability company (“Star Brands II”).  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory during the six-month period ended June 29, 2014.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 70% of the equity interests in Star Brands II.  He also serves as the Manager of Star Brands II.  A description of the loan is set forth herein under Note 8. Debt Obligations.

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

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, FL.  In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company.  The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  The Company generated a total of $10,128 in royalties from DWG Acquisitions during the six-month period ended June 29, 2014, of which $5,311 was reflected in accounts receivable at June 29, 2014.

Between April and June 2014, the Company loaned $17,952 to DWG Acquisitions.  The loan was interest free and payable on demand.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  A description of the loan is set forth herein under Note 7. Notes Receivable.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Note 13.  Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. v. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County.  In the complaint, the Company alleged damages for trademark infringement.  Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of contract.  In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings.  In early 2010, Cala breached the terms of the settlement agreement, relieving the Company of any further obligations under the settlement agreement.  The Company made total payments of $40,000 under the settlement agreement prior to the breach by Cala.  Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at June 29, 2014 and December 29, 2013.

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000.  These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011.  This loss was reflected in settlement agreements payable at June 29, 2014 and December 29, 2013.  Interest expense in the amount of $2,610 and $5,620 was accrued on the outstanding balance of the settlement agreement payable during the three- and six month periods ended June 29, 2014, respectively.  The interest expense was credited to settlement agreements payable.

On November 30, 2012, a mediation settlement agreement was entered into by and among Summercove, Inc. d/b/a Capodice & Associates, as plaintiff, and the Company, Michael Rosenberger and Robert Shaw, as defendants, with respect to a legal proceeding entitled Summercove, Inc. d/b/a/ Capodice & Associates v. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida.  Under the terms of the agreement, the Company and Messrs. Rosenberger and Shaw agreed to pay a total of $35,000 in seven monthly installments of $5,000 commencing December 5, 2012.  This settlement, together with accrued mediator costs of $1,190, resulted in a total loss from legal proceedings of $36,190 during the year ended December 30, 2012.  This loss was reflected in settlement agreements payable at December 30, 2012.  The Company paid $5,000 of the settlement amount during the year ended December 30, 2012, and paid the remaining balance of $31,190 during the six-month period ended June 30, 2013.

Note 14.  Subsequent Events

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to fund our future growth and implement our business strategy;

●	market acceptance of our restaurants and products;

●	food safety issues and other health concerns;

●	the cost of food and other commodities;

●	shortages or interruptions in the availability and delivery of food and other supplies;

●	our ability to maintain and increase the value of our Dick’s Wings® brand;

●	changes in consumer preferences;

●	our ability to identify, attract and retain qualified franchisees;

●	our franchisees’ ability to identify suitable restaurant sites and open new restaurants;

●	our franchisees’ ability to open new restaurants and operate them in a profitable manner;

●	our limited control over the activities of our franchisees;

●	our ability to identify, acquire and integrate new restaurant brands and businesses;

●	our ability to comply with applicable federal, state and local laws and regulations;

●	our ability to protect our trademarks and other intellectual property;

●	competition and consolidation in the restaurant industry;

●	the effects of litigation on our business;

●	the condition of the securities and capital markets generally;

●	economic conditions in the jurisdictions in which we operate and nationally;

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

On June 13, 2014, our shareholders approved proposals to change our name from “American Restaurant Concepts, Inc.” to “ARC Group, Inc.” and change our state of incorporation from Florida to Nevada.  The changes became effective on July 16, 2014.  In connection with our name change, effective July 23, 2014, the stock trading symbol for our shares of common stock was changed from “ANPZ” to “ARCK”.  Our shares of common stock continue to be listed on the OTCQB market tier of the “pink sheets” maintained by the OTC Markets Group, Inc. (“OTCQB”).

On June 18, 2014, our board of directors approved a resolution changing our fiscal year end from the last Sunday in December of the applicable calendar year to December 31st.  The change will be effective beginning with the Company’s 2015 fiscal year.  Pursuant to Rules 13a-10 and 15d-10 of the Exchange Act, we are not required to file a transition report in connection with the change of our fiscal year end.

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

Financial Results

We achieved revenue of $265,065 for the six-month period ended June 29, 2014 compared to $241,837 for the six-month period ended June 30, 2013, representing an increase of 10%.  Our total operating expenses decreased $60,052 to $407,474 for the six-month period ended June 29, 2014 from $467,526 for the six-month period ended June 30, 2013.  Net loss was $148,211 for the six-month period ended June 29, 2014 compared to net income of $83,227 for the six-month period ended June 30, 2013, the difference resulting primarily from $320,798 of gain on the settlement of debt recognized during the 2013 period.  Our total assets increased $886,948 to $940,141 at June 29, 2014 from $53,193 at December 29, 2013, and we had a stockholders’ deficit of $288,812 at June 29, 2014 compared to $1,136,646 at December 29, 2013.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 29, 2013 under the caption ”Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and in our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended June 29, 2014 and June 30, 2013

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue decreased $12,903 to $137,306 for the three-month period ended June 29, 2014 from $150,209 for the three-month period ended June 30, 2013.  The decrease of $12,903 was due primarily to a decrease of $30,000 for franchise fees, partially offset by an increase of $16,437 for royalties.  Our royalties were positively impacted by increased sales by our franchisees and operational improvements that we implemented at each of our franchisees’ restaurants.  The franchise fees generated during the 2013 period were recognized in connection with a franchise agreement for a new restaurant that was executed during the period.  We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees increased $9,469 to $46,785 for the three-month period ended June 29, 2014 from $37,316 for the three-month period ended June 30, 2013.  The increase of $9,469 was due to an increase of $30,175 for consulting fees, partially offset by a decrease of $20,706 for legal and accounting fees.  We expect our professional fees to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense.  Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense decreased $92,033 to $95,464 for the three-month period ended June 29, 2014 from $187,497 for the three-month period ended June 30, 2013.  The decrease of $92,033 was due primarily to decreases of $29,063 for salaries paid to our executive officers and other employees, $37,500 for salary paid to Michael Rosenberger, our former Chief Executive Officer, in connection with the termination of his employment on July 31, 2013 and $12,672 for stock compensation expense.  We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses.  General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses decreased $2,618 to $46,801 for the three-month period ended June 29, 2014 from $49,419 for the three-month period ended June 30, 2013.  The decrease of $2,618 was due primarily to immaterial decreases in miscellaneous general and administrative expenses.  We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we have incurred, and imputed interest on no-interest loans that have been made to us.  Interest expense decreased $3,667 to $6,391 for the three-month period ended June 29, 2014 from $10,058 for the three-month period ended June 30, 2013.  The decrease of $3,667 was due primarily to a decrease of $3,810 for interest on legal judgments, partially offset by an immaterial increase in the amount of interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings during 2013.  A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements.  We expect interest expense to fluctuate during the next 12 months as we continue to borrow and repay loans under our credit facility with Blue Victory Holdings.

Income / Loss From Investment in Paradise on Wings

Income / loss from investment in Paradise on Wings consists of our share of the income or loss from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014.  We recognized loss from investment in Paradise on Wings of $1,295 during the three-month period ended June 29, 2014.  We did not recognize any income or loss from investment in Paradise on Wings during the three-month period ended June 30, 2013.  A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements.  We expect to recognize additional income, and may incur additional losses, from our investment in Paradise on Wings during the next 12 months.  The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Net Loss

We incurred a net loss of $52,548 during the three-month period ended June 29, 2014 compared to a net loss of $127,901 during the three-month period ended June 30, 2013.  The decrease of $75,353 was due primarily to a decrease of $92,033 for employee compensation expense, partially offset by a decrease of $12,903 for revenue and an increase of $9,469 for professional fees.  We expect net loss to decrease during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through our 50% ownership interest in Paradise on Wings.  The decrease in net loss that we expect to achieve will be partially offset by greater operating expenses that we expect to incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.

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

Comparison of the Six-Month Periods Ended June 29, 2014 and June 30, 2013

Revenue

Revenue increased $23,228 to $265,065 for the six-month period ended June 29, 2014 from $241,837 for the six-month period ended June 30, 2013.  The increase of $23,228 was due primarily to an increase of $47,942 for royalties, partially offset by a decrease of $30,000 for franchise fees.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees increased $3,285 to $93,094 for the six-month period ended June 29, 2014 from $89,809 for the six-month period ended June 30, 2013.  The increase of $3,285 was due to an increase of $35,877 for consulting fees, partially offset by a decrease of $32,592 for legal and accounting fees.

Employee Compensation Expense.  Employee compensation expense decreased $68,930 to $211,795 for the six-month period ended June 29, 2014 from $280,725 for the six-month period ended June 30, 2013.  The decrease of $68,930 was due primarily to decreases of $75,500 for salary paid to Michael Rosenberger, our former Chief Executive Officer, in connection with the termination of his employment on July 31, 2013 and $18,482 for stock compensation expense, partially offset by an increase of $26,341 for salaries paid to our executive officers and other employees.

General and Administrative Expenses.  General and administrative expenses increased $5,593 to $102,585 for the six-month period ended June 29, 2014 from $96,992 for the six-month period ended June 30, 2013.  The increase of $5,593 was due primarily to increases of $30,735 for marketing and advertising expenses, partially offset by a decrease of $19,345 for investor relations expenses.

Interest Expense

Interest expense decreased $7,579 to $15,597 for the six-month period ended June 29, 2014 from $23,176 for the six-month period ended June 30, 2013.  The decrease of $7,579 was due primarily to a decrease of $8,513 for interest that we incurred on our loan from Bank of America that was settled in March 2013, partially offset by an increase of $1,743 for interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings.  A summary of the terms of our loan with Bank of America and our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements.

Gain on Settlement of Debt

Gain on the settlement of debt consists of the gain that we recognized in connection with the settlement agreement that we entered into with Bank of America in March 2013.  We recognized gain on the settlement of debt of $320,798 during the six-month period ended June 30, 2013.  We did not recognize any gain on the settlement of debt during the six-month period ended June 29, 2014.  A summary of the terms of our settlement agreement with Bank of America is set forth under Note 8. Debt Obligations in our financial statements.  We intend to settle other outstanding debts that we have which could result in the recognition of additional gains and losses on the settlement of debt during the next 12 months.

Income From Investment in Paradise on Wings

We recognized income from investment in Paradise on Wings of $2,913 during the six-month period ended June 29, 2014.  We did not recognize any income or loss from investment in Paradise on Wings during the six-month period ended June 30, 2013.  A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements.

Net Income / (Loss)

We incurred a net loss of $148,211 during the six-month period ended June 29, 2014 compared to net income of $83,227 during the six-month period ended June 30, 2013.  The difference of $231,438 was due primarily to a decrease of $320,798 for gain on the settlement of debt, partially offset by a decrease of $68,930 for employee compensation expense and an increase of $23,228 for revenue.

Liquidity and Capital Resources

Net cash used by operating activities was $216,329 during the six-month period ended June 29, 2014 compared to $99,374 during the six-month period ended June 30, 2013.  The increase of $116,955 for cash used by operating activities was due primarily to increases of $231,438 for net loss and $22,639 for accounts receivable, and decreases of $19,402 for stock compensation expense and $245,832 for accounts payable and accrued liabilities.  This was partially offset by decreases of $320,798 for gain on the settlement of debt and $30,000 for notes receivable, and increases of $31,189 for settlement agreements payable and $29,801 for advertising fund liabilities.

Net cash used by investing activities was $417,305 during the six-month period ended June 29, 2014 compared to $10,355 during the six-month period ended June 30, 2013.  The increase of $406,950 was due primarily to our $400,000 equity investment in Paradise on Wings.

Net cash provided by financing activities was $682,301 during the six-month period ended June 29, 2014 compared to $123,754 during the six-month period ended June 30, 2013.  The increase of $558,547 for cash provided by financing activities was due an increase of $508,547 for proceeds from the issuance of notes payable and a decrease of $50,000 for repayments of notes payable.

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

Between January 22, 2014 and August 11, 2014, we borrowed an additional $237,411 from Blue Victory Holdings under the credit facility.  Accordingly, as of August 11, 2014, loans in the amount of $237,411 were outstanding under the credit facility.

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

We can provide no assurance that these sources of capital will be adequate to fund our operations and expansion efforts during the next 12 months.  If these sources of capital are not adequate, we will need to obtain additional capital through alternative sources of financing.  We may attempt to obtain additional capital through the sale of equity securities or the issuance of short- and long-term debt.  If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution.  If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock.  Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends.  In addition, any equity or debt securities that we issue may have rights, preferences and privileges senior to those of the shares of common stock held by our stockholders.

We have not made arrangements to obtain additional capital and can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all.  Our ability to obtain additional capital will be subject to a number of factors, including market conditions and our operating performance.  These factors may make the timing, amount, terms and conditions of any proposed future financing transactions unattractive to us.  If we cannot raise additional capital when needed, or if such capital cannot be obtained on acceptable terms, we may not be able to pay our costs and expenses as they are incurred, take advantage of future acquisition opportunities, respond to competitive pressures or unanticipated events, or otherwise execute upon our business plan.  This may adversely affect our business, financial condition and results of operations and, in the extreme case, cause us to discontinue our operations.

Off-Balance Sheet Arrangements

As of June 29, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

As of June 29, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, Marcia L. Danzeisen, Larry Simpson and M&MSquared, LLC filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages for breach of contract and unjust enrichment relating to a franchise agreement that we had entered into with them in September 2012.  We filed a motion to dismiss the complaint in February 2014.  In April 2014, the court granted our motion to dismiss the complaint, and the complaint was dismissed without prejudice.  In May 2014, the plaintiffs filed an amended complaint.  We filed a motion to dismiss the amended complaint in June 2014.

Item 6.  Exhibits.

The documents set forth below are filed as exhibits to this report.

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ARC GROUP, INC.

Date: August 13, 2014	/s/ Daniel Slone
Daniel Slone
Chief Financial Officer
(principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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