Form 10-Q
period 2014-09-29
ARC Group, Inc.
filed 2014-11-12
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 28, 2014

or

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  There were 6,362,464 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on November 10, 2014.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARC Group, Inc.
Balance Sheets

	September 28,	December 29,
	2014	2013
	(Unaudited)

Assets

Cash and cash equivalents	$57,922	$5,062
Accounts receivable, net	2,949	8,147
Accounts receivable, net – related party	7,987	17,377
Notes receivable, current portion	152	8,414
Notes receivable – related party	-	6,000
Interest receivable	2,513	-

Total current assets	71,523	45,000

Property and equipment, net of accumulated depreciation of
$4,674 at September 28, 2014 and December 29, 2013, respectively	-	-
Deposits	1,100	1,100
Notes receivable, net of current portion	5,888	7,093
Equity investment in Paradise on Wings	809,265	-

Total assets	$887,776	$53,193

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$501,099	$579,130
Accrued expenses – related party	27,910	40,066
Accrued interest	10,913	1,255
Advertising fund liabilities	25,490	-
Settlement agreements payable	438,246	429,815
Notes payable – related party	24,952	127,772
Notes payable – in default	11,000	11,000
Other current liabilities	2,075	801

Total current liabilities	1,041,685	1,189,839

Total liabilities	1,041,685	1,189,839

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized,
6,312,464 and 5,659,418 shares issued and outstanding at
September 28, 2014 and December 29, 2013, respectively	63,124	56,594
Additional paid-in capital	3,544,809	2,340,736
Stock subscriptions receivable	(170,000)	-
Stock subscriptions payable	276,987	139,080
Accumulated deficit	(3,868,829)	(3,673,056)

Total stockholders’ deficit	(153,909)	(1,136,646)

Total liabilities and stockholders’ deficit	$887,776	$53,193

The accompanying notes are an integral part of these financial statements

 ARC Group, Inc.
 Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013

Revenue:
Net revenue	$102,367	$121,709	$320,849	$363,546
Net revenue – related party	39,544	4,000	86,127	4,000

Total net revenue	141,911	125,709	406,976	367,546

Operating expenses:
Professional fees	40,786	149,150	133,880	238,959
Employee compensation expense	105,731	226,615	317,526	507,340
General and administrative expenses	35,977	48,563	138,562	145,554

Total operating expenses	182,494	424,328	589,968	891,853

Loss from operations	(40,583)	(298,619)	(182,992)	(524,307)

Other income / (expense):
Interest expense	(5,435)	(8,118)	(21,032)	(31,295)
Gain on settlement of debt	-	-	-	320,798
Income from investment in Paradise on Wings	6,351	-	9,265	-
Interest income – related party	2,550	-	9,386	-
Other income / (expense)	(10,445)	6,320	(10,400)	17,614

Total other income / (expense)	(6,979)	(1,798)	(12,781)	307,117

Net loss	$(47,562)	$(300,417)	$(195,773)	$(217,190)

Net loss per share – basic and fully diluted	$(0.01)	$(0.06)	$(0.03)	$(0.04)

Weighted average number of shares
outstanding – basic and fully diluted	6,312,464	5,369,666	6,363,195	5,333,559

The accompanying notes are an integral part of these financial statements

 ARC Group, Inc.
 Statement of Stockholders’ Deficit (Unaudited)

			Additional	Stock	Stock
	Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Payable	Deficit	Total
Balance at December 29, 2013	5,659,418	$56,594	$2,340,736	$-	$139,080	$(3,673,056)	$(1,136,646)

Common stock issued for note receivable –
related party	206,061	2,061	337,939	(170,000)	-	-	170,000
Common stock issued for services	28,433	284	49,716	-	(12,093)	-	37,907
Common stock issued upon conversion
of promissory notes – related party	326,017	3,260	567,269	-	-	-	570,529
Imputed interest on no-interest loans	-	-	75	-	-	-	75
Common stock issued for investment in
Paradise on Wings	235,295	2,353	397,647	-	-	-	400,000
Common stock reclassified to unissued shares	(142,857)	(1,429)	(148,572)	-	150,000	-	(1)
Common stock issued for reverse stock split	97	1	(1)	-	-	-	-
Net loss	-	-	-	-	-	(195,773)	(195,773)

Balance at September 28, 2014	6,312,464	$63,124	$3,544,809	$(170,000)	$276,987	$(3,868,829)	$(153,909)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 28, 2014	September 29, 2013

Cash flows from operating activities

Net loss	$(195,773)	$(217,190)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock issued for compensation and amortization
of stock compensation expense	37,907	71,166
Equity earnings in Paradise on Wings	(9,265)	-
Imputed interest on no-interest loans	75	8,894
Gain on settlement of debt	-	(320,798)
Changes in operating assets and liabilities:
Accounts receivable	5,198	(8,893)
Accounts receivable – related party	9,390	-
Prepaid expenses	-	(6,500)
Notes receivable	7,500	(15,000)
Deposits	-	(1,100)
Interest receivable – related party	(2,513)	-
Accounts payable and accrued liabilities	(64,508)	89,020
Accrued liabilities – related party	(12,156)	117,442
Advertising fund liabilities	25,490	-
Settlement agreements payable	8,431	(22,758)
Other current liabilities	1,274	-

Net cash used by operating activities	(188,950)	(305,717)

Cash flows from investing activities

Equity investment in Paradise on Wings	(400,000)	-
Issuance of notes receivable	(17,952)	(10,507)
Repayments of notes receivable	19,919	1,320

Net cash used by investing activities	(398,033)	(9,187)

Cash flows from financing activities

Issuance of notes payable – related party	682,301	359,348
Repayments of notes payable	(212,458)	(50,000)
Payments on stock subscriptions receivable	170,000	(50,000)

Net cash provided by financing activities	639,843	259,348

Net increase in cash and cash equivalents	52,860	(55,556)
Cash and cash equivalents, beginning of period	5,062	12,358

Cash and cash equivalents, end of period	$57,922	$(43,198)

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Equity investment in Paradise on Wings	$400,000	$-
Stock issued upon conversion of notes payable –
related party	$570,529	$-
Stock issued for stock subscriptions payable	$49,080	$-
Settlement of related-party debt	$-	$197,550

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Note 1.  Description of Business

ARC Group, Inc., formerly American Restaurant Concepts, a Nevada corporation (the “Company”), was incorporated in April 2000.  The Company’s business is focused on the development of the Dick’s Wings® franchise and the acquisition of financial interests in other restaurant brands.  The Dick’s Wings concept is currently comprised of traditional restaurants like its Dick’s Wings & Grill® restaurants, which are full service restaurants, and its Dick’s Wings Express™ restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like the Dick’s Wings concession stand that the Company has at EverBank Field. The Company establishes restaurants by entering into franchise agreements with qualified parties and generates revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for royalty payments, franchise fees and area development fees.

At September 28, 2014, the Company had 17 restaurants, of which 16 were Dick’s Wings & Grill full service restaurants and one was a Dick’s Wings Express limited service restaurant, and the Dick’s Wings concession stand at EverBank Field.  Of the 17 restaurants, 16 were located in Florida and one was located in Georgia.  The Company’s concession stand at EverBank Field is located in Florida as well.  All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stand at EverBank Field is licensed to a third-party operator.

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

The unaudited financial statements included in this report have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 29, 2013 included in the Company’s Annual Report on Form 10-K.  The results of operations for the three- and nine-month periods ended September 28, 2014 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Significant Accounting Policies

As of September 28, 2014, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2013 and the Company’s Quarterly Report on Form 10-Q for the three-month period ended March 30, 2014, had not changed materially.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at September 28, 2014 and September 29, 2013 were excluded from the computation of diluted net loss per share for the three- and nine-month periods ended September 28, 2014 and September 29, 2013, respectively, because they were anti-dilutive.  As a result, basic net loss per share was equal to diluted net loss per share for the three- and nine-month periods ended September 28, 2014 and September 29, 2013.

As described in Note 9. Capital Stock, the Company completed a one-for-seven reverse stock split of its common stock on November 4, 2013.  Accordingly, the net loss per share, the number of shares outstanding, and the weighted-average number of shares outstanding that are reported in the financial statements and notes thereto for the three- and nine-month periods ended September 28, 2014 and September 29, 2013 are presented on a post-split basis to give effect to the reverse stock split.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three-month period ended September 28, 2014 and the period beginning January 21, 2014 and ending September 28, 2014 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended September 28, 2014	Period From January 21, 2014 Through September 28, 2014
Revenue	$76,815	$230,315
Operating expenses	64,113	212,285
Income from operations	12,702	18,030
Other income	-0-	499
Net income	12,702	$18,529

Company’s share of net income	$6,351	$9,265

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings as of September 28, 2014 provided to the Company by Paradise on Wings.

Balance Sheet	September 28, 2014
Current assets	$68,298
Equity investment	400,000
Note receivable	160,051
Total assets	$628,349

Total liabilities	$40,192
Equity	588,157
Total liabilities and equity	$628,349

Note 5.  Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings.  A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 28, 2014 and December 29, 2013:

	Level 1	Level 2	Level 3
Equity investments – September 28, 2014	$-0-	$809,265	$-0-
Equity investments – December 29, 2013	$-0-	$-0-	$-0-

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

On July 12, 2013, the Company and Mr. Rosenberger also entered into a consulting agreement pursuant to which Mr. Rosenberger agreed to assist the Company with its prior business and future business during a term beginning July 31, 2013 and ending December 31, 2013.  In return, the Company agreed to pay Mr. Rosenberger $70,000 on July 31, 2013 and to make payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013.  In the event the Company failed to make one or more of these payments to Mr. Rosenberger in the amounts and on the dates specified in the consulting agreement, ownership of the Trademarks would have reverted back to Moose River and the License Agreement would have continued in full force and effect.  The consulting agreement became effective on July 31, 2013.  All payments to Mr. Rosenberger were made in the amounts and on the dates specified in the consulting agreement.  The Company recognized $1,699 of consulting expense in connection therewith during the nine-month period ended September 28, 2014.

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

Note 7.  Notes Receivable

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants.  The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest.  Payments in the aggregate amount of $1,320 and $9,467 were made against the loans during the three- and nine-month periods ended September 28, 2014, respectively.  Loans in the aggregate original principal amount of $10,507 remained outstanding at September 28, 2014, all of which are secured by equipment, licenses and other assets owned by the respective franchisees.

In December 2013, the Company loaned $6,000 to DWG Acquisitions, LLC, a Florida limited liability company (“DWG Acquisitions”).  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), during the nine-month period ended September 30, 2014.  The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

Between April and June 2014, the Company loaned $17,952 to DWG Acquisitions.  The loan was interest free and payable on demand. The loan was paid off in full by Blue Victory during the nine-month period ended September 30, 2014.  The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

The carrying value of the Company’s outstanding notes receivable was $6,040 at September 28, 2014, all of which is reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.  The carrying value of the Company’s outstanding notes receivable was $21,507 at December 29, 2013.  A total of $7,500 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company.  The remaining balance of $14,007 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

Note 8.  Debt Obligations

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $35,952 and $138,772 at September 28, 2014 and December 29, 2013, respectively, of which $11,000 was in default on those dates.  Accrued interest under the Company’s outstanding promissory notes was $10,913 and $1,255 at September 28, 2014 and December 29, 2013, respectively.

A summary of the terms of the promissory notes that were outstanding during nine-month period ended September 28, 2014 and the year ended December 29, 2013 is provided below.

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

In March 2013, the Company entered into a settlement and release agreement with Bank of America pursuant to which the Company paid $50,000 to Bank of America in full and final settlement of all outstanding principal, accrued but unpaid interest, and all other claims and amounts owed to Bank of America in connection with the loan.  As part of the settlement agreement, the Company and the guarantors of the loan, on the one hand, and Bank of America, on the other hand, granted each other a release from any and all current and future claims related to the loan and the loan agreement.  The Company owed a total of $370,798 of principal, accrued interest and other claims to Bank of America in connection with the loan on the date the settlement agreement was executed.  Accordingly, the Company recognized a gain on settlement of debt of $320,798 in connection therewith during the nine-month period ended September 29, 2013.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Between January 22, 2014 and June 29, 2014, the Company borrowed an additional $237,410 under the credit facility, and between June 30, 2014 and September 28, 2014, the Company repaid $212,458 under the credit facility.  Accordingly, as of September 28, 2014, the outstanding principal amount of the credit facility was $24,952.

In December 2013, the Company borrowed $5,000 from Star Brands II, a Louisiana limited liability company.  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory during the nine-month period ended September 30, 2014.  The payment was made by Blue Victory in the form of a loan under the revolving line of credit facility that Blue Victory extended to the Company in September 2013.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $35,952 and $138,772 at September 28, 2014 and December 29, 2013, respectively, as follows:

	September 28,	December 29,
	2014	2013
Notes payable – related party	$24,952	$127,772
Notes payable – in default	11,000	11,000
Total notes payable, net	$35,952	$138,772

Note 9.  Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at September 28, 2014 and December 29, 2013, respectively, of which 6,312,464 and 5,659,418 shares of common stock were outstanding at September 28, 2014 and December 29, 2013, respectively.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

Stock Issuances

On January 1, 2014, Richard W. Akam, the Company’s Chief Executive Officer, Chief Operating Officer and Secretary, earned 28,433 shares of common stock under the terms of his employment agreement with the Company.  The Company recognized $920 of stock compensation expense in connection therewith during the nine-month period ended September 28, 2014.  A description of the employment agreement is set forth herein under Note 6. Commitments and Contingencies – Employment Agreements.

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

On February 27, 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000.  The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed.  Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000.  The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015.  The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014.  The investment was reflected in stock subscriptions receivable at September 28, 2014.  As of September 28, 2014, Mr. Kasturi had paid $170,000 to the Company under the promissory note.

Note 10.  Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- and nine-month periods ended September 28, 2014, and no stock options or warrants were exercised or outstanding during three- and nine-month periods ended September 28, 2014.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Note 11.  Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan.  Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 28, 2014, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan.  Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 28, 2014, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

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

ARC Group, Inc.
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

In July 2013, the Company entered into a sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership.  The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  The Company generated revenue of $6,000 and $18,000 from DWG Acquisitions during the three- and nine-month periods ended September 28, 2014, of which $6,000 was reflected in accounts receivable at September 28, 2014.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million.  The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default.  Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 90% of the equity interests in Blue Victory.  He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory.  Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory, and Daniel Slone serves as the Company’s Chief Financial Officer and as the controller of Blue Victory.  The Company had total loans of $24,952 outstanding under the credit facility as of September 28, 2014.  A description of the credit facility is set forth herein under Note 8. Debt Obligations.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida.  In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company.  The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  The Company generated a total of $13,060 and $37,486 in royalties from DWG Acquisitions during the three- and nine-month periods ended September 28, 2014.

In December 2013, the Company loaned $6,000 to DWG Acquisitions.  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory during the nine-month period ended September 28, 2014.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  A description of the loan is set forth herein under Note 7. Notes Receivable.

In December 2013, the Company borrowed $5,000 from Star Brands II, LLC, a Louisiana limited liability company (“Star Brands II”).  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory during the nine-month period ended September 28, 2014.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 70% of the equity interests in Star Brands II.  He also serves as the Manager of Star Brands II.  A description of the loan is set forth herein under Note 8. Debt Obligations.

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

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, FL.  In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company.  The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company.  Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  The Company generated a total of $10,128 and $30,641 in royalties from DWG Acquisitions during the three- and nine-month periods ended September 28, 2014.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

Note 13.  Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. v. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County.  In the complaint, the Company alleged damages for trademark infringement.  Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of contract.  In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings.  In early 2010, Cala breached the terms of the settlement agreement, relieving the Company of any further obligations under the settlement agreement.  The Company made total payments of $40,000 under the settlement agreement prior to the breach by Cala.  Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at September 28, 2014 and December 29, 2013.

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC v. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida.  In the complaint, the plaintiff alleged damages for breach of guaranty.  On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000.  These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011.  This loss was reflected in settlement agreements payable at September 28, 2014 and December 29, 2013.  Interest expense in the amount of $2,610 and $7,830 was accrued on the outstanding balance of the settlement agreement payable during the three- and nine-month periods ended September 28, 2014, respectively.  The interest expense was credited to settlement agreements payable.

On November 30, 2012, a mediation settlement agreement was entered into by and among Summercove, Inc. d/b/a Capodice & Associates, as plaintiff, and the Company, Michael Rosenberger and Robert Shaw, as defendants, with respect to a legal proceeding entitled Summercove, Inc. d/b/a/ Capodice & Associates v. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida.  Under the terms of the agreement, the Company and Messrs. Rosenberger and Shaw agreed to pay a total of $35,000 in seven monthly installments of $5,000 commencing December 5, 2012.  This settlement, together with accrued mediator costs of $1,190, resulted in a total loss from legal proceedings of $36,190 during the year ended December 30, 2012.  This loss was reflected in settlement agreements payable at December 30, 2012.  The Company paid $5,000 of the settlement amount during the year ended December 30, 2012, and paid the remaining balance of $31,190 during the nine-month period ended September 29, 2013.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Note 14.  Subsequent Events

On September 30, 2014, the Company issued 50,000 shares of its common stock to a consultant as full payment for outstanding fees that were due and payable.

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

Financial Results

We achieved revenue of $141,911 for the three-month period ended September 28, 2014, compared to $125,709 for the three-month period ended September 29, 2013, representing an increase of 13%.  Our total operating expenses decreased $241,834 to $182,494 for the three-month period ended September 28, 2014 from $424,328 for the three-month period ended September 29, 2013.  Net loss was $47,562 for the three-month period ended September 28, 2014 compared to net loss of $300,417 for the three-month period ended September 29, 2013.  Our total assets increased $834,583 to $887,776 at September 28, 2014 from $53,193 at December 29, 2013, and our total debt decreased $102,820 to $35,952 at September 28, 2014 from $138,772 at December 29, 2013.  We had a stockholders’ deficit of $153,909 at September 28, 2014 compared to $1,136,646 at December 29, 2013.

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

Comparison of the Three-Month Periods Ended September 28, 2014 and September 29, 2013

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue increased $16,202 to $141,911 for the three-month period ended September 28, 2014 from $125,709 for the three-month period ended September 29, 2013.  The increase of $16,202 was due primarily to an increase of $16,381 for royalties, partially offset by a decrease in other revenue.  Our royalties were positively impacted by increased sales by our franchisees and operational improvements that we implemented at each of our franchisees’ restaurants.  We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $108,364 to $40,786 for the three-month period ended September 28, 2014 from $149,150 for the three-month period ended September 29, 2013.  The decrease of $108,364 was due decreases of $29,299 for legal and accounting fees and $79,065 for consulting fees.  We expect our professional fees to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense.  Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense decreased $120,884 to $105,731 for the three-month period ended September 28, 2014 from $226,615 for the three-month period ended September 29, 2013.  The decrease of $120,884 was due primarily to decreases of $85,000 for salary paid to Michael Rosenberger, our former Chief Executive Officer, in connection with the termination of his employment on July 31, 2013, $17,587 for salaries paid to other employees, and $14,777 for stock compensation expense.  We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses.  General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses decreased $12,586 to $35,977 for the three-month period ended September 28, 2014 from $48,563 for the three-month period ended September 29, 2013.  The decrease of $12,586 was due primarily to a decrease of $21,332 for marketing and advertising expenses, partially offset by immaterial increases in other miscellaneous general and administrative expenses.  We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we have incurred, and imputed interest on no-interest loans that have been made to us.  Interest expense decreased $2,683 to $5,435 for the three-month period ended September 28, 2014 from $8,118 for the three-month period ended September 29, 2013.  The decrease of $2,683 was due to a decrease in the amount of interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings.  A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements.  We expect interest expense to fluctuate during the next 12 months as we continue to borrow and repay loans under our credit facility with Blue Victory Holdings.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings consists of our share of the income from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014.  We recognized income from investment in Paradise on Wings of $6,351 during the three-month period ended September 28, 2014.  We did not recognize any income or loss from investment in Paradise on Wings during the three-month period ended September 29, 2013.  A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements.  We expect to recognize additional income, and may incur losses, from our investment in Paradise on Wings during the next 12 months.  The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Net Loss

We incurred a net loss of $47,562 during the three-month period ended September 28, 2014 compared to a net loss of $300,417 during the three-month period ended September 29, 2013.  The decrease of $252,855 was due primarily to decreases of $108,364 for professional fees and $120,884 for employee compensation expense, and an increase of $16,202 for revenue.  We expect net loss to decrease during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through our 50% ownership interest in Paradise on Wings.  The decrease in net loss that we expect to achieve will be partially offset by greater operating expenses that we expect to incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.

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

Comparison of the Nine-Month Periods Ended September 28, 2014 September 29, 2013

Revenue

Revenue increased $39,430 to $406,976 for the nine-month period ended September 28, 2014 from $367,546 for the nine-month period ended September 29, 2013.  The increase of $39,430 was due primarily to an increase of $64,323 for royalties and an increase in other revenue, partially offset by a decrease of $30,000 for franchise fees.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees decreased $105,079 to $133,880 for the nine-month period ended September 28, 2014 from $238,959 for the nine-month period ended September 29, 2013.  The decrease of $105,079 was due primarily to decreases of $61,891 for legal and accounting fees and $22,216 for consulting fees.

Employee Compensation Expense.  Employee compensation expense decreased $189,814 to $317,526 for the nine-month period ended September 28, 2014 from $507,340 for the nine-month period ended September 29, 2013.  The decrease of $189,814 was due primarily to decreases of $160,000 for salary paid to Michael Rosenberger, our former Chief Executive Officer, in connection with the termination of his employment on July 31, 2013 and $33,259 for stock compensation expense, partially offset by decreases in other employee compensation expenses.

General and Administrative Expenses.  General and administrative expenses decreased $6,992 to $138,562 for the nine-month period ended September 28, 2014 from $145,554 for the nine-month period ended September 29, 2013.  The decrease of $6,992 was due primarily to a decreases in miscellaneous general and administrative expenses.

Interest Expense

Interest expense decreased $10,263 to $21,032 for the nine-month period ended September 28, 2014 from $31,295 for the nine-month period ended September 29, 2013.  The decrease of $10,263 was due to a decrease of $8,513 for interest that we incurred on our loan from Bank of America that was settled in March 2013.

Gain on Settlement of Debt

Gain on the settlement of debt consists of the gain that we recognized in connection with the settlement agreement that we entered into with Bank of America in March 2013.  We recognized gain on the settlement of debt of $320,798 during the nine-month period ended September 29, 2013.  We did not recognize any gain on the settlement of debt during the nine-month period ended September 28, 2014.  A summary of the terms of our settlement agreement with Bank of America is set forth under Note 8. Debt Obligations in our financial statements.  We intend to settle other outstanding debts that we have which could result in the recognition of additional gains and losses on the settlement of debt during the next 12 months.

Income From Investment in Paradise on Wings

We recognized income from investment in Paradise on Wings of $9,264 during the nine-month period ended September 28, 2014.  We did not recognize any income or loss from investment in Paradise on Wings during the nine-month period ended September 29, 2013.  A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements.

Net Loss

We incurred a net loss of $195,773 during the nine-month period ended September 28, 2014 compared to a net loss of $217,190 during the nine-month period ended September 29, 2013.  The decrease of $21,417 was due primarily to decreases of $105,079 for professional fees and $189,814 for employee compensation expenses, and an increase of $39,430 for revenue.  This was partially offset by a decrease of $320,798 for gain on the settlement of debt.

Liquidity and Capital Resources

Net cash used by operating activities was $188,950 during the nine-month period ended September 28, 2014 compared to $305,717 during the nine-month period ended September 29, 2013.  The decrease of $116,767 for cash used by operating activities was due primarily to decreases of $320,798 for gain on the settlement of debt, $21,417 for net loss, $22,500 for notes receivable and $23,481 for accounts receivable, and increases of $31,189 for settlement agreements payable, $25,490 for advertising fund liabilities.  This was partially offset by decreases of $34,180 for stock compensation expense and $283,126 for accounts payable and accrued liabilities.

Net cash used by investing activities was $398,033 during the nine-month period ended September 28, 2014 compared to $9,187 during the nine-month period ended September 29, 2013.  The increase of $388,846 was due to our $400,000 equity investment in Paradise on Wings and an increase of $7,445 for issuance of notes receivable, partially offset by an increase of $18,599 for repayments of notes receivable.

Net cash provided by financing activities was $639,843 during the nine-month period ended September 28, 2014 compared to $259,348 during the nine-month period ended September 29, 2013.  The increase of $380,495 for cash provided by financing activities was due increases of $322,953 for proceeds from the issuance of notes payable and $220,000 for payments on stock subscriptions receivable, partially offset by an increase of $162,458 for repayments of notes payable.

Our primary sources of capital since January 1, 2013 are set forth below.

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

Between January 22, 2014 and June 29, 2014, we borrowed an additional $237,410 from Blue Victory Holdings under the credit facility, and between June 30, 2014 and September 28, 2014, we repaid $212,458 under the credit facility.  Accordingly, as of September 28, 2014, loans in the amount of $24,952 were outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of September 28, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.  Controls and Procedures.

As of September 28, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2014, Marcia L. Danzeisen, Larry Simpson and M&MSquared, LLC filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages for breach of contract and unjust enrichment relating to a franchise agreement that we had entered into with them in September 2012.  We filed a motion to dismiss the complaint in February 2014.  In April 2014, the court granted our motion to dismiss the complaint, and the complaint was dismissed without prejudice.  In May 2014, the plaintiffs filed an amended complaint.  We filed a motion to dismiss the amended complaint in June 2014.  In August 2014, the court granted our motion to dismiss the complaint.

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

ARC GROUP, INC.

Date: November 12, 2014	/s/ Daniel Slone
Daniel Slone
Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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