Form 10-K
period 2014-12-28
ARC Group, Inc.
filed 2015-03-30
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________.

Commission File Number:	000-54226

ARC GROUP, INC.
(Exact Name of registrant as specified in its charter)

Nevada	59-3649554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

212 Guilbeau Road Lafayette, LA	70506
(Address of principal executive offices)	(Zip Code)

(904) 741-5500
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class: None	Name of each exchange on which registered: Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 29, 2014, was $2,549,127. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of March 25, 2015, 6,501,035 shares of the registrant’s common stock were outstanding.

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

PART I

Item 1.  Business.

Overview

We were formed in April 2000 to develop the Dick’s Wings concept, and are the operator and franchisor of the Dick’s Wings brand of restaurants.  Our concept is currently comprised of 18 franchised restaurants and a concession stand located in the States of Florida and Georgia.  We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings.  We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike.  At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call™.

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

The first major component of our growth strategy is the continued improvement and expansion of our legacy Dick’s Wings brand.  Key elements of our strategy include strengthening the brand, developing new menu items, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets.  We believe there are meaningful opportunities to grow the number of Dick’s Wings restaurants, and are in the process of implementing a rigorous and disciplined approach to drive franchising sales both in the United States and internationally.  In our existing markets, we plan to continue to open new franchise restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies.  In new markets, we plan to open several restaurants at a time to quickly build our brand awareness.  We plan to open several new Dick’s Wings restaurants in the United States during our 2015 fiscal year.

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

Restaurants

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and our Dick’s Wings Express™ restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like the Dick’s Wings concession stand that we have in the “Bud Light Party Zone” at EverBank Field.  We currently have 18 restaurants, of which 17 are Dick’s Wings & Grill full service restaurants and one is a Dick’s Wings Express limited service restaurant, and our Dicks’ Wings concession stand at EverBank Field.  Of our 18 restaurants, 16 are located in Florida and two are located in Georgia.  Our concession stand at EverBank Field is located in Florida as well.  All of our restaurants are owned by franchisees, and our concession stand at EverBank Field is licensed to a third-party operator.

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

Dick’s Wings Menu

Our restaurants feature a variety of menu items highlighted by our traditional and boneless Buffalo, New York-style chicken wings spun in one of our signature sauces and seasonings.  Our sauces and seasonings range in heat intensity from sweet to blazing hot and include such flavors as Bourbon, Cajun Ranch, Caribbean Gold, Caribbean Jerk, Charlie Chan, Florida Girl, Garlic Pepper, Georgia Girl, Gold Rush, Honey BBQ, Honey Mustard, Jamaican Jerk, Lemon Pepper, Ragin’ Cajun, Raspberry, Sesame, Smokey Mountain Gold, Sriracha, Teriyaki and Victory Lane.  These sauces and seasonings can be blended together to create more than 365 flavors.  Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests.  Other menu items that we offer include chicken tenders, quesadillas, specialty burgers and sandwiches, salads, wraps, and desserts.  We also provide kids meal options for children.  All of our full service restaurants offer an extensive selection of domestic, imported and craft beers and wine, and several of our full service restaurants feature a full bar offering a variety of liquor and spirits.  We also introduce new menu items from time to time.

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

Marketing and Advertising

We market our Dicks’ Wings restaurants as family fun fooderys™ where both families and sports fans can go to have a unique and enjoyable restaurant experience from first bite to last call.  Our marketing programs are designed to differentiate our Dick’s Wings restaurants from the restaurants of our competitors and showcase our food and brand in a family fun atmosphere.  These efforts include marketing campaigns and advertising to support our restaurants.  The primary goal of these efforts is to build brand awareness throughout the areas where we have restaurants located.  Our marketing and advertising campaigns are also designed to: (i) support strong restaurant openings, (ii) drive positive same-store sales through additional visits by our existing guests and visits by new guests, (iii) increase average order size, and (iv) increase profit margins.  Given our strategy to be a neighborhood destination, community marketing is key to driving sales and developing brand awareness in each market.

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

Acquisitions

In January 2014, we acquired a 50% interest in the franchisor of the Wing Nutz® brand of restaurants for $400,000 in cash and $400,000 in shares of our common stock.  The Wing Nutz concept is comprised of family-friendly, sports-themed restaurants offering a large selection of premium baked chicken wings, boneless wings, hog wings, chicken tenders, wraps, salads, nachos, sandwiches, quesadillas and other baked products.  It also offers its own proprietary line of craft beers under the name “Nut Job Beers”.  Wing Nutz currently has nine restaurants in Utah, one restaurant in Las Vegas, Nevada and one restaurant in Nampa, Idaho.

We intend to acquire additional restaurant brands offering us product and geographic diversification during the next 12 months.

Seasonality

We do not consider our business to be seasonal to any material degree.

Employees

As of March 25, 2015, we had a total of five employees, four of whom were full-time employees and one of which was a part-time employee.  We also utilize the services of several consultants.  Our franchisees are independent business owners, so their employees are not employees of ours and, therefore, are not included in our employee count.  None of our employees are represented by a labor union, and we have never experienced a work stoppage.  We believe that our relations with our employees are good.

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

We incurred net losses to common stockholders of approximately $193,833 and $658,038 for the years ended December 28, 2014 and December 29, 2013, respectively, and had an accumulated deficit of approximately $3,866,889 at December 28, 2014.  Our future profitability is dependent upon our ability to successfully execute our business plan.  We can provide no assurance regarding when, if ever, we will become profitable.  Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Accordingly, we may continue to generate losses for the foreseeable future and, in the extreme case, discontinue operations.

We may need to raise additional capital in the future, which capital may not be available or, if available, may not be available on acceptable terms.

Our current cash resources may not be sufficient to sustain our current operations for the next 12 months.  Our cash outflows from operating activities were approximately $221,617 during the year ended December 28, 2014.  We are also a party to an employment agreement with Richard W. Akam, who serves as our Chief Executive Officer, Chief Operating Officer and Secretary, pursuant to which we are obligated to pay Mr. Akam an initial annual base salary of $150,000.  A summary of the terms of these debt obligations is set forth under Note 8. Debt Obligations to our audited financial statements beginning on page F-1 of this report, and a summary of the terms of our employment agreement with Mr. Akam is set forth under Item 11. Executive Compensation – Employment Agreements and Arrangements.  As a result, we may need to raise additional capital during the next 12 months to fund our operations and growth.

We have historically relied upon cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations.  More recently, we have relied upon the $1 million revolving credit facility that we obtained through Blue Victory Holdings, Inc. (“Blue Victory Holdings”) in September 2013 and proceeds from the promissory note issued by Seenu G. Kasturi under the $340,000 financing transaction that we entered into with him in February 2014 to fund our operations and recent expansion efforts.  We intend to rely primarily on cash generated by our operations, proceeds from our credit facility with Blue Victory Holdings, and proceeds from the promissory note issued by Seenu G. Kasturi under the $340,000 financing transaction to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, during the next 12 months.  A summary of the material terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations to our audited financial statements beginning on page F-1 of this report, and a summary of the material terms of our financing transaction with Mr. Kasturi is set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.

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

Currently, 16 of our 18 restaurants, as well as our concession stand in EverBank Field, are located in the greater Jacksonville, Florida area.  As a result, we are particularly susceptible to adverse trends and economic conditions in that region of the country, including its labor markets.  In addition, given our geographic concentration, negative publicity regarding any of our restaurants in that region could have a material adverse effect on our business and operations, as could other occurrences in that region, such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or increases in energy prices, droughts, hurricanes, fires, floods or other natural disasters.  In the event any of such changes or events were to occur, our business, financial condition and results of operations could be harmed.

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

As discussed above, we plan to open several new Dick’s Wings restaurants during our 2015 fiscal year.  Each time we enter into a franchise agreement for a new restaurant, we are entitled to receive a franchise fee in the amount of $30,000.  In addition, when new restaurants open, they typically generate significant guest traffic and, therefore, high sales in their initial months.  Over time, these restaurants may experience a decrease in guest traffic and sales compared to their opening months.  Accordingly, sales achieved by new restaurants during their initial months of operation may not be indicative of the results they will generate on an ongoing basis in the future.  As a result, due to the foregoing factors, results for one fiscal quarter may not be indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

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

As of March 25, 2015, there were 6,501,035 shares of our common stock outstanding.  Of this number, 1,957,593 shares were freely tradable without restriction, unless the shares are purchased by our affiliates.  The remaining 4,543,442 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act.  None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock.  The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

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

As of March 25, 2015, William D. Leopold beneficially owned approximately 35% of our outstanding common stock.  As a result, Mr. Leopold has the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets.  This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination involving us that could be favorable to you.

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

Our common stock currently trades on the OTCQB marketplace maintained by the OTC Markets Group, Inc. (the “OTCQB”) and is not listed for trading on a national securities exchange.  Investments in securities trading on the OTCQB are generally less liquid than investments in securities trading on a national securities exchange.  The failure of our shares to be approved for trading on a national securities exchange may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We identified a material weakness in our internal control over financial reporting during the assessment of our internal controls that we performed in connection with the preparation of the audited financial statements included in this report.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting.  During the preparation of our audited financial statements for the year ended December 28, 2014, we identified a control deficiency that have been classified as a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Based on the material weakness identified, management concluded that our internal control over financial reporting was not effective as of December 28, 2014.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters is located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida.  We believe that our corporate headquarters is adequate to support our operations for the next 12 months.

Item 3.  Legal Proceedings.

In April 2012, J. David Eberle, one of our former employees, filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08.  In January 2015, we entered into a settlement agreement and release with Mr. Eberle pursuant to which we agreed to pay Mr. Eberle $100,000, such amount to be paid in six monthly payments of $16,667 beginning March 1, 2015, and agreed to issue 57,142 shares of our common stock to Mr. Eberle.  In consideration thereof, Mr. Eberle agreed to release us from any and all claims that were asserted or that could have been asserted by Eberle in the legal proceeding, and the complaint was dismissed with prejudice.

In January 2015, Santander Bank filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of approximately $194,000 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. This case is currently pending.

Item 4.  Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTCQB under the symbol “ARCK.”  The first reported trade of our common stock occurred on December 30, 2010.  The following table sets forth the range of high and low bid quotations for shares of our common stock for the periods indicated as reported by The Nasdaq Stock Market.  The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal Year Ended December 28, 2014

Quarter ended March 30, 2014	$2.05	$1.16

Quarter ended June 29, 2014	$2.19	$0.91

Quarter ended September 28, 2014	$0.91	$0.23

Quarter ended December 28, 2014	$0.50	$0.18

Fiscal Year Ended December 29, 2013

Quarter ended March 31, 2013	$0.84	$0.35

Quarter ended June 30, 2013	$0.77	$0.42

Quarter ended September 29, 2013	$3.01	$0.49

Quarter ended December 29, 2013	$3.00	$1.05

The last reported trading price of our common stock as reported on the OTCQB on March 25, 2015 was $0.27 per share.

Holders

As of March 25, 2015, the number of stockholders of record of our common stock was 59.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to finance the growth of our business.

Transfer Agent

The transfer agent for our common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Recent Sales of Unregistered Securities

On September 30, 2014, we issued 50,000 shares of our common stock to a consultant as payment for consulting services.  The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

On June 13, 2014, our shareholders approved proposals to change our name from “American Restaurant Concepts, Inc.” to “ARC Group, Inc.” and change our state of incorporation from Florida to Nevada.  The changes became effective on July 16, 2014.  In connection with our name change, effective July 23, 2014, the stock trading symbol for our shares of common stock was changed from “ANPZ” to “ARCK”.  Our shares of common stock continue to be listed on the OTCQB marketplace maintained by the OTC Markets Group, Inc. (“OTCQB”).

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

Overview

We were formed in April 2000 to develop the Dick’s Wings concept, and are the operator and franchisor of the Dick’s Wings brand of restaurants.  We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings.  We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike.  At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call.

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill restaurants, which are full service restaurants, and our Dick’s Wings Express restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like the Dick’s Wings concession stand that we have in the “Bud Light Party Zone” at EverBank Field.  We currently have 18 restaurants, of which 17 are Dick’s Wings & Grill full service restaurants and one is a Dick’s Wings Express limited service restaurant, and our Dick’s Wings concession stand at EverBank Field.  Of our 18 restaurants, 16 are located in Florida and two are located in Georgia.  Our concession stand at EverBank Field is located in Florida as well.  All of our restaurants are owned by franchisees, and our concession stand at EverBank Field is licensed to a third-party operator.

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

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification.  We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands.  In furtherance of this strategy, in January 2014, we acquired a 50% ownership interest in Paradise on Wings Franchise Group, LLC, a Utah limited liability company that is the franchisor of the Wing Nutz brand of restaurants (“Paradise on Wings”).  A description of our investment in Paradise on Wings is set forth herein under Note 4 – Investment in Paradise on Wings in our financial statements.

Financial Results

We achieved revenue of $588,856 for the year ended December 28, 2014, compared to $489,816 for the year ended December 29, 2013, representing an increase of 20%.  Our total operating expenses decreased $653,442 to $788,811 for the year ended September 28, 2014 from $1,442,253 for the year ended September 29, 2013.  Net loss was $193,833 for the year ended December 28, 2014 compared to net loss of $658,038 for the year ended September 29, 2013.  Our total assets increased $844,138 to $897,331 at December 28, 2014 from $53,193 at December 29, 2013, and our total debt decreased $124,352 to $14,420 at December 28, 2014 from $138,772 at December 29, 2013.  We had a stockholders’ deficit of $119,503 at December 28, 2014 compared to $1,136,646 at December 29, 2013.

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

Investments

On January 20, 2014, we purchased a 50% ownership interest in Paradise on Wings Franchise Group, LLC, a Utah limited liability company that is the franchisor of the Wing Nutz brand of restaurants (“Paradise on Wings”).  A description of our investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings in our financial statements.

We accounted for our investment in Paradise on Wings under the equity method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”).  ASC 323 provides that investments be accounted for under the equity method of accounting when the investor has the ability to exert significant influence, but not control, over the operating and financial policies of the investee.  The determination of the level of influence that an investor has over each equity method investment involves consideration of such factors as the investor’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.  Investments accounted for under the equity method are recorded at the fair value amount of the investor’s initial investment on the balance sheet and adjusted each period for the investor’s share of the investee’s income or loss.  The investor’s share of the income or losses from equity investments is reported as a component of other income / (expense) in the statements of operations.   Contributions paid to, and distributions received from, equity investees are recorded as additions or reductions, respectively, to the respective investment balance.

We review our investment in Paradise on Wings for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 323.  The standard for determining whether an impairment must be recorded under ASC 323 is whether an “other-than-temporary” decline in value of the investment has occurred.  The evaluation and measurement of impairments under ASC 323 involves quantitative and qualitative factors and circumstances surrounding the investment, such as recurring operating losses, credit defaults and subsequent rounds of financing.  If an unrealized loss on the investment is considered to be other-than-temporary, the loss is recognized in the period the determination is made and the value of the investment is reduced by the amount of the loss.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue with Contracts from Customers (“ASU 2014-09”).  ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance.  The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted.  We are currently evaluating the impact of the updated guidance but we do not believe the adoption of ASU 2014-09 will have a significant impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards.  Specifically, ASU 2014-15: (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effects of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated, and (vi) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued.  This update is effective for the fiscal years ending after December 15, 2016 and for annual periods and interim periods thereafter.  Early application is permitted.  We have evaluated ASU 2014-15 and determined that it will not have a material impact on our financial statements.

Comparison of the Years Ended December 28, 2014 and December 29, 2013

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees.  Revenue increased $99,040 to $588,856 for the year ended December 28, 2014 from $489,816 for the year ended December 29, 2013.  The increase of $99,040 was due primarily to an increase of $96,696 for royalties.  Our royalties were positively impacted by increased sales by our franchisees and operational improvements that we implemented at each of our franchisees’ restaurants and the opening of three new Dicks Wings restaurants during 2014.  We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees.  Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants.  Professional fees decreased $351,547 to $184,644 for the year ended December 28, 2014 from $536,191 for the year ended December 29, 2013.  The decrease of $351,547 was due primarily to decreases of $237,416 for legal and accounting fees and $93,158 for consulting fees.  We expect our professional fees to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense.  Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes.  Employee compensation expense decreased $246,565 to $418,519 for the year ended December 28, 2014 from $665,084 for the year ended December 29, 2013.  The decrease of $246,565 was due primarily to decreases of $160,000 for salary paid to Michael Rosenberger, our former Chief Executive Officer, in connection with the termination of his employment on July 31, 2013, $19,219 for salaries paid to other employees, and $48,708 for stock compensation expense.  We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses.  General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses.  General and administrative expenses decreased $55,330 to $185,648 for the year ended December 28, 2014 from $240,978 for the year ended December 29, 2013.  The decrease of $55,330 was due primarily to decreases of $54,031 for marketing and advertising expenses and $49,696 for investor relations.  This was partially offset by increases of $17,723 for SEC filing fees and transfer agent expenses, $12,909 for bad debt expense, and $14,298 for transfer agent and other stockholder expenses, and increases in other miscellaneous general and administrative expenses.  We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we have incurred, and imputed interest on no-interest loans that have been made to us.  Interest expense decreased $13,368 to $24,408 for the year ended December 28, 2014 from $37,776 for the year ended December 29, 2013.  The decrease of $13,368 was due to a decrease in the amount of interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings.  A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements.  We expect interest expense to fluctuate during the next 12 months as we continue to borrow and repay loans under our credit facility with Blue Victory Holdings.

Gain on Settlement of Debt

Gain on the settlement of debt consists of the gain that we recognized in connection with the settlement agreement that we entered into with Bank of America in March 2013.  We recognized gain on the settlement of debt of $320,798 during the year ended September 29, 2013.  We did not recognize any gain on the settlement of debt during the year ended September 28, 2014.  A summary of the terms of our settlement agreement with Bank of America is set forth under Note 8. Debt Obligations in our financial statements.  We could settle other outstanding debts that we have which could result in the recognition of additional gains and losses on the settlement of debt during the next 12 months.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings consists of our share of the income from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014.  We recognized income from investment in Paradise on Wings of $18,545 during the year ended December 28, 2014.  We did not recognize any income or loss from investment in Paradise on Wings during the year ended December 29, 2013.  A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements.  We expect to recognize additional income, and may incur losses, from our investment in Paradise on Wings during the next 12 months.  The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Net Loss

We incurred a net loss of $193,833 during the year ended December 28, 2014 compared to a net loss of $658,038 during the year ended December 29, 2013.  The decrease of $464,205 was due primarily to decreases of $351,547 for professional fees, $246,565 for employee compensation expense and $55,330 for general and administrative expenses, and an increase of $99,040 for revenue.  This was partially offset by a decrease of $320,798 for gain on the settlement of debt.  We expect net loss to decrease during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through our 50% ownership interest in Paradise on Wings.  The decrease in net loss that we expect to achieve will be partially offset by greater operating expenses that we expect to incur in connection with the general growth of our business and operations.  As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.

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

Net cash used by operating activities was $221,617 during the year ended December 28, 2014 compared to $469,597 during the year ended December 29, 2013.  The decrease of $247,980 for cash used by operating activities was due primarily to decreases of $464,205 for net loss and $320,798 for gain on the settlement of debt, partially offset by decreases of $544,525 for accounts payable and accrued liabilities.

Net cash used by investing activities was $401,755 during the year ended December 28, 2014 compared to $14,007 during the year ended December 29, 2013.  The increase of $387,748 was due to increases of $400,000 for our equity investment in Paradise on Wings and $12,600 for the issuance of notes receivable to related parties.  This was partially offset by an increase of $14,345 for repayments of notes receivable and a decrease of $10,507 for the issuance of notes receivable to unrelated third parties.

Net cash provided by financing activities was $618,310 during the year ended December 28, 2014 compared to $476,308 during the year ended December 29, 2013.  The $142,002 increase in cash provided by financing activities was due to an increase of $170,000 for payments on stock subscriptions receivable and a decrease of $50,000 for repayments on notes payable.  This was partially offset by a decrease of $77,998 for the issuance of notes payable to related parties.

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

Between January 22, 2014 and June 29, 2014, we borrowed an additional $237,410 from Blue Victory Holdings under the credit facility, and between June 30, 2014 and December 28, 2014, we repaid $233,990 under the credit facility.  Accordingly, as of December 28, 2014, the outstanding principal amount of the credit facility was $3,420.

Between December 29, 2014 and March 25, 2015, we borrowed an additional $48,700 from Blue Victory under the credit facility.  Accordingly, as of March 25, 2015, the outstanding principal amount of the credit facility was $52,120.

To date, our capital needs have been met primarily through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations.  More recently, we have relied upon the $1 million revolving credit facility that we obtained through Blue Victory Holdings in September 2013 and the proceeds from the promissory note issued to us by Seenu G. Kasturi in connection with the $340,000 financing transaction that we entered into with him in February 2014 to fund our operations and recent expansion efforts.  We have used the proceeds from the sale of our equity securities and the issuance of short-and long-term debt to pay virtually all of the costs and expenses that we have incurred to date.  These costs and expenses have been comprised primarily of the professional fees, employee compensation expenses, and general and administrative expenses discussed above.

We intend to rely primarily on cash generated by our operations, proceeds from our credit facility with Blue Victory Holdings, and proceeds from the promissory note issued to us by Seenu G. Kasturi in connection with the $340,000 financing transaction that we entered into with him in February 2014, to fund our operations and expansion efforts, including additional acquisitions of controlling and non-controlling financial interests in other restaurant brands, during the next 12 months.  A summary of the material terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements, and a summary of the material terms of our financing transaction with Mr. Kasturi is set forth above under Note 9.  Capital Stock in our financial statements.

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

Off-Balance Sheet Arrangements

As of December 28, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

Our audited financial statements at and for each of the years ended December 28, 2014 and December 29, 2013, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

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

As of December 28, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled, “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 28, 2014 due to the existence of a material weakness in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management, in consultation with our independent registered public accounting firm, concluded that a material weakness existed in the following area as of December 28, 2014:

Our board of directors is comprised of Fred D. Alexander and Ketan B. Pandya.  Mr. Alexander serves as an officer for Blue Victory Holdings, a company that loaned us $448,310 and $521,308 during the years ended December 28, 2014 and December 29, 2013, respectively, and that loaned us $48,700 between December 29, 2014 and March 25, 2015.  As a result, we do not have a board of directors comprised of a majority of independent directors monitoring the actions of our senior management.  One of the responsibilities of a company’s board of directors is to act as an independent source for monitoring the actions of a company’s senior management.  The lack of a majority of independent directors on our board of directors constitutes a material weakness in our internal controls.

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

Notwithstanding the existence of this material weakness in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at December 28, 2014 and December 29, 2013 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 28, 2014 and December 29, 2013 in conformity with GAAP.

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

Item 9B.   Other Information.

Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Richard W. Akam	59	Chief Executive Officer, Chief Operating Officer, and Secretary
Daniel Slone	45	Chief Financial Officer
Fred D. Alexander	68	Chairman of the Board
Ketan B. Pandya	46	Director

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

Stockholder Communications

We have not implemented any formal procedures for stockholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at ARC Group, 6327-4 Argyle Forest Boulevard, Jacksonville, FL 32244.  In general, all stockholder communication delivered to the corporate secretary for forwarding to the Board of Directors or specified members of the Board of Directors will be forwarded in accordance with the stockholder’s instructions.  However, the corporate secretary reserves the right to not forward to members of the Board of Directors any abusive, threatening or otherwise inappropriate materials.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.  Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code.  A copy of our Code of Business Conduct and Ethics is available without charge upon written request directed to ARC Group, Inc., Attention: Richard W. Akam, 6327-4 Argyle Forest Boulevard, Jacksonville, FL 32244.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 28, 2014.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal years ended December 28, 2014 and December 29, 2013.

Name and					Stock		All Other
Principal Position	Year	Salary ($)	Bonus ($)		Awards ($) (1)		Compensation (7)	Total ($)

Richard W. Akam (2)	2014	163,800	-0-	(4)	50,373	(5)	12,000	226,173
Chief Executive Officer, Chief Operating Officer and Secretary	2013	150,000	-0-	(4)	99,080	(6)	12,000	261,080

Daniel Slone (3)	2014	1	-0-		-0-		-0-	1
Chief Financial Officer	2013	1	-0-		-0-		-0-	1

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

(3) Mr. Slone was appointed as our Chief Financial Officer on August 22, 2013.

(4) The amount of Mr. Akam’s bonus for 2013 and 2014 has not yet been determined and, as a result, is not calculable through the date of this report.  We expect that Mr. Akam’s bonus for both years will be determined no later than June 30, 2015.

(5) Consists of $920 recognized in connection with the vesting of a stock award that was made on July 22, 2013, and $49,453 recognized in connection with the partial vesting of a stock award that was made on January 1, 2014.  The stock award that was made on January 1, 2014 vested in full on January 1, 2015.  We recognized a total of $50,000 of stock compensation expense in connection with the grant of this stock award.

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

Employment Agreements and Arrangements

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

The employment agreement provides for the issuance of shares of our common stock to Mr. Akam in the event that he satisfies certain conditions.  On July 22, 2013, Mr. Akam earned shares of our common stock equal in value to $50,000 for satisfying the condition that he be continuously employed by us through that date.  The number of shares of common stock was calculated based on the last sales price of our common stock as reported on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) on July 22, 2013.

The employment agreement also provides that Mr. Akam will earn additional shares of our common stock equal in value to $50,000 on January 1st of each year if he is continuously employed by us on that date.  The number of shares of common stock that we will issue to Mr. Akam for each applicable year is calculated based on the average of the last sales price of shares of our common stock as reported on the OTC Bulletin Board for the month of January of the applicable year.

Mr. Akam agreed that the number of shares that may be earned by him under his employment agreement in connection with any particular grant shall be equal to the lesser of: (i) 71,429 shares of common stock, or (ii) the number of shares of common stock calculated by dividing $50,000 by the closing price of our common stock on the day immediately preceding the date he earns the shares.  Mr. Akam also agreed that in the event we are unable to fulfill our obligation to issue all of the shares earned by him due to us not having enough shares of common stock authorized and available for issuance, (i) Mr. Akam will not require us to issue more shares of common stock than are then authorized and available for issuance by us, and (i) we may settle any liability to Mr. Akam created as a result thereof in cash.

Accordingly, on July 22, 2013, January 31, 2014 and January 31, 2015, we issued 71,429, 28,433 and 71,429 shares of our common stock, respectively, to Mr. Akam pursuant to the terms of the employment agreement.

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

On July 31, 2013, we appointed Richard Akam as our Chief Executive Officer, Chief Financial Officer and Secretary.  We did not amend his employment agreement in connection with the above appointments, and Mr. Akam is not receiving any additional compensation in connection with the above appointments.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each named executive officer, information regarding stock that had not vested as of the end of our fiscal year ended December 28, 2014.  We did not have any stock options or equity incentive plan awards outstanding as of the end of our fiscal year ended December 28, 2014.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)

Richard W. Akam	1/1/14	*	50,000
Daniel Slone		-0-	-0-

(1) This stock award vested in full on January 1, 2015.

* The number of shares of common stock is calculated based on the average of the last sales price of shares of our common stock as reported on the OTC Bulletin Board for the month of January 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of March 25, 2015, certain information with respect to the beneficial ownership of: (i) each of our named executive officers, (ii) each of our directors, (iii) each of our named executive officers and directors as a group, and (iv) each person or group that is known to us to be the beneficial owner of more than five percent of our common stock.  This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC.  Where information regarding stockholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.  Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 25, 2015 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares of common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 212 Guilbeau Road, Lafayette, LA 70506.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

Richard W. Akam	171,291		2.6%

Daniel Slone	758		*

Fred D. Alexander	-0-		*

Ketan B. Pandya	45,700		*

William D. Leopold II	2,256,072		34.7%

Michael P. Rosenberger	653,287	(2)	10.0%

Seenu G. Kasturi	572,688	(3)	8.8%

All officers and directors as a group (4 persons)	217,749		3.4%

* Less than one percent.

(1)  This table has been prepared based on 6,501,035 shares of our common stock outstanding on March 25, 2015.

(2) Includes: (i) 428,572 shares held jointly by Mr. Rosenberger and his wife, and (ii) 214,286 shares held by Mr. Rosenberger’s wife.

(3)  Includes 911 shares of common stock held by Blue Victory Holdings, a company for which Mr. Kasturi serves as the President, Treasurer, Secretary and sole director and of which he owns 90% of the outstanding equity interests.

Equity Compensation Plan Information

The following table sets forth information regarding the number of options, warrants, rights and similar securities that were outstanding at December 28, 2014 under equity compensation plans that have not been approved by our stockholders.  None of our securities were outstanding at December 28, 2014 under plans that have been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	-0-	N/A	-0-

Equity compensation plans not approved by security holders:	-0-	N/A	1,214,287

Total	-0-	N/A	1,214,287

Our equity compensation plans consisted of the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan and our employment agreement with Richard W. Akam.  Neither of these plans was approved by our stockholders.  We have not adopted any equity compensation plans that have been approved by our stockholders.

A description of each of our equity compensation plans is set forth below.

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, we adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan.  Under the plan, 1,214,286 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 28, 2014, 142,858 shares of our common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, we filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group 2014 Stock Incentive Plan

In June 2014, we adopted the ARC Group, Inc. 2014 Stock Incentive Plan.  Under the plan, 1,000,000 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 28, 2014, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

Employment Agreements

On January 22, 2013, we appointed Richard Akam to serve as our Chief Operating Officer and, in connection therewith, we entered into an employment agreement with him.  The employment agreement provides in part that we will grant Mr. Akam additional shares of our common stock equal in value to $50,000 on January 1st of each year.  The maximum number of shares of common stock that Mr. Akam can receive under each of these grants is 71,429 shares. Accordingly, as of December 28, 2014, a maximum of 71,429 shares of common stock were available for issuance under his employment Agreement.  A summary of the terms of Mr. Akam’s employment agreement is set forth above under Item 11.  Executive Compensation – Employment Agreements and Arrangements.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In June 2007, we entered into a license agreement with Moose River Management, Inc. (“Moose River”), which is wholly owned by Michael Rosenberger, pursuant to which we licensed the U.S. registered trademarks “Dick’s Wings,” “Dick’s Wings & Grill” and design, and “Dick’s Wings Express” and design, and the Florida registered trademark “Dick’s Wings” and design. We paid Moose River $100 as consideration for the license. The license agreement was for a term of 50 years and was renewable for an additional term of 50 years. Mr. Rosenberger served as our Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of our board of directors, at the time the parties entered into the license agreement and throughout the duration of the license agreement.

On July 12, 2013, we entered into a separation agreement with Mr. Rosenberger and Moose River which became effective on July 31, 2013. Under the terms of the separation agreement, Mr. Rosenberger agreed to resign from his positions as our Chief Executive Officer, Chief Financial Officer and Secretary, and from any and all other employment positions that he had with us, and agreed to resign as a member of our board of directors, all effective July 31, 2013. In addition, Moose River agreed to assign to us all of the “Dick’s Wings” trademarks (the “Trademarks”) then being licensed to us by Moose River under the License Agreement. We agreed to pay Mr. Rosenberger $10,000 in settlement of all compensation and reimbursement due to Mr. Rosenberger arising out of or in connection with his employment with us, and we and Mr. Rosenberger agreed to release each other from any and all claims that each of us may have had against each other.

On July 12, 2013, we also entered into a consulting agreement with Mr. Rosenberger pursuant to which Mr. Rosenberger assisted us with our prior business and future business during a term commencing July 31, 2013 and ending December 31, 2013. In return, we paid Mr. Rosenberger $70,000 on July 31, 2013 and made payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013. The consulting agreement became effective on July 31, 2013 and terminated in accordance with its terms on December 31, 2013.

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

In July 2013, we entered into a sponsorship agreement with the Jacksonville Jaguars, LLC, and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership.  We subsequently assigned all of our rights and obligations under the concession agreement to DWG Acquisitions, LLC, a Florida limited liability company (“DWG Acquisitions”), in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect.  Seenu G. Kasturi owns approximately 9% of our common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  We generated revenue of $24,000 and $10,000 from DWG Acquisitions under the concession agreement during the years ended December 28, 2014 and December 29, 2013, respectively.

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

The largest aggregate amount of principal outstanding under the credit facility during the years ended December 28, 2014 and December 29, 2013 was $567,662 and $471,475, respectively.  We paid a total of $801,652 of outstanding principal and $2,867 of accrued interest under the note during the year ended December 28, 2014, of which $570,529 was paid on January 21, 2014 upon the conversion by Blue Victory Holdings of all of the then outstanding principal and interest into a total of 326,017 shares of our common stock, and the remaining $233,990 was paid in cash.  We paid a total of $471,475 of outstanding principal and $4,151 of accrued interest under the note during the year ended December 29, 2013, all of which was paid on November 5, 2013 upon the conversion by Blue Victory Holdings of all of the then outstanding principal and interest into a total of 243,911 shares of our common stock. A total of $3,420 and $127,772 of principal was outstanding under the credit facility at December 28, 2014 and December 29, 2013, respectively.  A description of the credit facility is set forth herein under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, FL.  In connection therewith, DWG Acquisitions entered into a franchise agreement with us.  The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees, except that we did not require DWG Acquisitions to pay a franchise fee to us and all royalty payments otherwise payable to us during the first year of the agreement were deferred until the first anniversary of the date of the agreement.  Seenu G. Kasturi owns approximately 9% of our common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  We generated a total of $52,328 and $7,377 in royalties from DWG Acquisitions under this agreement during the years ended December 28, 2014 and December 29, 2013, respectively.

In December 2013, we loaned $6,000 to DWG Acquisitions.  The loan was interest free and payable on demand. DWG Acquisitions did not make any payments of principal or interest to us under the loan during the year ended December 29, 2013.  The loan was paid off in full by Blue Victory Holdings during the year ended December 28, 2014.  Seenu G. Kasturi owns approximately 9% of our common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  A description of the loan is set forth herein under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.

In December 2013, we borrowed $5,000 from Star Brands II, a Louisiana limited liability company (“Star Brands II”).  The loan was interest free and payable on demand. We did not make any payments of principal or interest to Star Brands II under the loan during the year ended December 29, 2013.  The loan was paid off in full by Blue Victory Holdings during the year ended December 28, 2014.  Seenu G. Kasturi owns approximately 9% of our common stock and 70% of the equity interests in Star Brands II.  He also serves as the Manager of Star Brands II.  A description of the loan is set forth herein under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.

In February 2014, we entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of our common stock for $340,000.  The price per share of common stock paid by Mr. Kasturi was equal to the closing price of our common stock on the OTCQB on the day immediately preceding the date the transaction was completed.  Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of us in the amount of $340,000.  The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015.  The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014.  Mr. Kasturi made payments of $170,000 to us under the promissory note during the year ended December 28, 2014.  Mr. Kasturi owns approximately 8.8% of our common stock and 90% of the equity interests in Blue Victory Holdings.  He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory Holdings.

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida.  In connection therewith, DWG Acquisitions entered into a franchise agreement with us.  The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees, except that we did not require DWG Acquisitions to pay a franchise fee to us.  Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  We generated a total of $54,611 in royalties from DWG Acquisitions under this agreement during the year ended December 28, 2014.

Between April and June 2014, we loaned $17,952 to DWG Acquisitions.  The loan was interest free and payable on demand.  The loan was paid off in full by Blue Victory Holdings during the year ended December 28, 2014.  Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  A description of the loan is set forth herein under Note 7. Notes Receivable of our financial statements.

In October 2014, we loaned $3,700 to Yobe Acquisition, LLC (“Yobe Acquisition”).  The loan is interest free and payable on demand.  Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in Yobe Acquisition.  He also serves as the managing member of Yobe Acquisition.  A description of the loan is set forth herein under Note 7. Notes Receivable of our financial statements.

In November and December 2014, we loaned a total of $14,900 to Quantum Leap QSR, LLC (“Quantum Leap”).  The loan is interest free and payable on demand.  Ketan Pandya is one of our directors and owned approximately 70% of the equity interests in Quantum Leap.  He also serves as the managing member of Quantum Leap.  A description of the loan is set forth herein under Note 7. Notes Receivable of our financial statements.

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia.  In connection therewith, DWG Acquisitions entered into a franchise agreement with us.  The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees.  Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in DWG Acquisitions.  He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions.  We generated a total of $54,611 in royalties from DWG Acquisitions under this agreement during the year ended December 28, 2014.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  Our board of directors is comprised of Fred D. Alexander and Ketan B. Pandya.  Michael Rosenberger also served on our board of directors until his resignation on July 31, 2013.  Mr. Alexander serves as an officer for Blue Victory Holdings, a company that loaned us $682,301 and $521,308 during the years ended December 28, 2014 and December 29, 2013, respectively, and that loaned us $48,700 between December 29, 2014 and March 25, 2015.  Mr. Ketan owned 70% of the outstanding equity interests of Quantum Leap QSR, LLP, a Louisiana limited liability company that we loaned $14,900 to during the year ended December 29, 2014.  Mr. Rosenberger served as our Chief Executive Officer, Chief Financial Officer and Secretary during the time he served on our board of directors.  Accordingly, Messrs. Alexander and Pandya do not qualify, and Mr. Rosenberger did not qualify, as an “independent director” under these rules, and Messrs. Alexander and Pandya are not, and Mr. Rosenberger was not, “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market.  Our board of directors has not created separately-designated standing committees.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 14.  Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by M&K CPAS, PLLC (“M&K CPAS”) for the audit of our financial statements for our fiscal years ended December 28, 2014 and December 29, 2013, and fees billed for other services rendered by M&K CPAS during such years.

	2014	2013

Audit Fees:	$24,250	$12,500
Audit-Related Fees:	---	---
Tax Fees:	$2,400	$2,400
All Other Fees:	---	---
Total:	$26,650	$14,900

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

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved during the annual pre-approval process.  The chairman reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved.  During 2014 and 2013, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements and report of our independent registered public accounting firm are filed as part of this report and incorporated by reference in Item 8. Financial Statements and Supplementary Data of this report:

●	Report of Independent Registered Public Accounting Firm.

●	Balance Sheets at December 28, 2014 and December 29, 2013.

●	Statements of Operations for the Years Ended December 28, 2014 and December 29, 2013.

●	Statements of Stockholders’ Deficit for the Years Ended December 28, 2014 and December 29, 2013.

●	Statements of Cash Flows for the Years Ended December 28, 2014 and December 29, 2013.

●	Notes to Financial Statements.

Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either not applicable or has been presented in the financial statements.

Exhibits

The documents set forth below are filed as exhibits to this report.  Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger, dated June 13, 2014, by and between the Company and ARC Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K12G3 filed with the SEC on June 19, 2015)

3.1	Articles of Incorporation of ARC Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K12G3 filed with the SEC on June 19, 2015)

3.2	Bylaws of ARC Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K12G3 filed with the SEC on June 19, 2015)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K12G3 filed with the SEC on June 19, 2015)

10.1+	Employment Agreement, dated January 22, 2013, between the Company and Richard Akam (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 28, 2013)

65

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

10.12	Promissory Note, dated February 27, 2014, issued by Seenu G. Kasturi in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 5, 2014)

10.13+	Summary of Compensation for Daniel Slone (incorporated by reference to Exhibit 10.13 to the Company Form 10-K filed with the SEC on March 31, 2014)

10.14	Settlement Agreement and Release, dated January 8, 2015, by and between the Company and J. David Eberle

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ARC GROUP, INC.

Date: March 30, 2015	By:	/s/ Richard W. Akam
Richard W. Akam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Akam	Chief Executive Officer, Chief	March 30, 2015
Richard W. Akam	Operating Officer and Secretary (Principal Executive Officer)

/s/ Daniel Slone	Chief Financial Officer (Principal	March 30, 2015
Daniel Slone	Financial Officer and Principal Accounting Officer)

/s/ Ketan Pandya	Director	March 30, 2015
Ketan Pandya

/s/ Fred D. Alexander	Director	March 30, 2015
Fred D. Alexander

ARC GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ARC Group, Inc.
Jacksonville, Florida

We have audited the accompanying balance sheets of ARC Group, Inc. (the “Company”) as of December 28, 2014 and December 29, 2013, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARC Group, Inc. as of December 28, 2014 and December 29, 2013, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

/S/ M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 30, 2015

ARC Group, Inc.
Balance Sheets

	December 28,	December 29,
	2014	2013

Assets

Cash and cash equivalents	$-	$5,062
Accounts receivable, net	-	8,147
Accounts receivable, net – related party	43,033	17,377
Notes receivable, current portion	18,600	8,414
Notes receivable – related party	-	6,000
Interest receivable	5,063	-

Total current assets	66,696	45,000

Property and equipment, net of accumulated depreciation of $4,674 at December 28, 2014 and December 29, 2013, respectively	-	-
Deposits	1,100	1,100
Notes receivable, net of current portion	10,990	7,093
Equity investment in Paradise on Wings	818,545	-

Total assets	$897,331	$53,193

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$495,765	$579,130
Accrued expenses – related party	17,898	40,066
Accrued interest	11,480	1,255
Advertising fund liabilities	31,474	-
Settlement agreements payable	441,056	429,815
Notes payable – related party	3,420	127,772
Notes payable – in default	11,000	11,000
Other current liabilities	4,741	801

Total current liabilities	1,016,834	1,189,839

Total liabilities	1,016,834	1,189,839

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,362,464 and 5,659,418 shares issued and outstanding at December 28, 2014 and December 29, 2013, respectively	63,625	56,594
Additional paid-in capital	3,564,309	2,340,736
Stock subscriptions receivable	(170,000)	-
Stock subscriptions payable	289,452	139,080
Accumulated deficit	(3,866,889)	(3,673,056)

Total stockholders’ deficit	(119,503)	(1,136,646)

Total liabilities and stockholders’ deficit	$897,331	$53,193

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Statements of Operations

	For the Year Ended
	December 28, 2014	December 29, 2013

Revenue:
Net revenue	$426,415	$472,439
Net revenue – related party	162,441	17,377

Total net revenue	588,856	489,816

Operating expenses:
Professional fees	184,644	536,191
Employee compensation expense	418,519	665,084
General and administrative expenses	185,648	240,978

Total operating expenses	788,811	1,442,253

Loss from operations	(199,955)	(952,437)

Other income:
Interest expense	(24,408)	(37,776)
Gain on settlement of debt	-	320,798
Income from investment in Paradise on Wings	18,545	-
Interest income	11,938	-
Other income	47	11,377

Total other income	6,122	294,399

Net loss	$(193,833)	$(658,038)

Net loss per share – basic and fully diluted	$(0.03)	$(0.12)

Weighted average number of shares outstanding – basic and fully diluted	6,255,668	5,387,641

The accompanying notes are an integral part of these financial statements
F-4

 ARC Group, Inc.
 Statement of Stockholders’ Deficit

			Additional	Stock	Stock
	Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Payable	Deficit	Total
Balance at December 30, 2012	5,315,506	$53,155	$1,554,314	$-	$90,000	$(3,015,018)	$(1,317,549)

Common stock issued for services	71,429	714	49,286	-	49,080	-	99,080
Common stock issued upon conversion of promissory notes	28,572	286	54,714	-	-	-	55,000
Common stock issued upon conversion of promissory notes – related party	243,911	2,439	473,186	-	-	-	475,625
Imputed interest on no-interest loans	-	-	11,686	-	-	-	11,686
Settlement of related-party debt	-	-	197,550	-	-	-	197,550
Net loss	-	-	-	-	-	(658,038)	(658,038)

Balance at December 29, 2013	5,659,418	$56,594	$2,340,736	$-	$139,080	$(3,673,056)	$(1,136,646)

Common stock issued for note receivable – related party	206,061	2,061	337,939	(170,000)	-	-	170,000
Common stock issued for services	78,433	784	69,216	-	372	-	70,372
Common stock issued upon conversion of promissory notes – related party	326,017	3,260	567,269	-	-	-	570,529
Imputed interest on no-interest loans	-	-	75	-	-	-	75
Common stock issued for investment in Paradise on Wings	235,295	2,353	397,647	-	-	-	400,000
Common stock reclassified to unissued shares	(142,857)	(1,428)	(148,572)	-	150,000	-	-
Common stock issued for reverse stock split	97	1	(1)	-	-	-	-
Net loss	-	-	-	-	-	(193,833)	(193,833)

Balance at December 28, 2014	6,362,464	$63,625	$3,564,309	$(170,000)	$289,452	$(3,866,889)	$(119,503)

The accompanying notes are an integral part of these financial statements

 ARC Group, Inc.
 Statements of Cash Flows

	For the Years Ended
	December 28, 2014	December 29, 2013

Cash flows from operating activities

Net loss	$(193,833)	$(658,038)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for compensation and amortization of stock compensation expense	70,373	99,080
Equity earnings in Paradise on Wings	(18,545)	-
Imputed interest on no-interest loans	75	11,686
Gain on settlement of debt	-	(320,798)
Changes in operating assets and liabilities:
Accounts receivable	8,147	(8,147)
Accounts receivable – related party	(25,655)	(17,377)
Notes receivable	(10,990)	(7,500)
Deposits	-	(1,100)
Interest receivable -- related party	(5,063)	-
Accounts payable and accrued liabilities	(70,613)	294,237
Accrued liabilities – related party	(22,168)	157,507
Advertising fund liabilities	31,474	-
Settlement agreements payable	11,241	(19,948)
Other current liabilities	3,940	801

Net cash used by operating activities	(221,617)	(469,597)

Cash flows from investing activities

Equity investment in Paradise on Wings	(400,000)	-
Issuance of notes receivable	-	(10,507)
Issuance of notes receivable – related party	(18,600)	(6,000)
Repayments of notes receivable	16,845	2,500

Net cash used by investing activities	(401,755)	(14,007)

Cash flows from financing activities

Issuance of notes payable – related party	448,310	526,308
Repayments on notes payable	-	(50,000)
Payments on stock subscriptions receivable	170,000	-

Net cash provided by financing activities	618,310	476,308

Net decrease in cash and cash equivalents	(5,062)	(7,296)
Cash and cash equivalents, beginning of period	5,062	12,358

Cash and cash equivalents, end of period	$-	$5,062

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Equity investment in Paradise on Wings	$400,000	$-
Stock issued upon conversion of notes payable	$-	$55,000
Stock issued upon conversion of notes payable – related party	$570,529	$475,626
Stock issued for stock subscriptions payable	$49,080	$-
Settlement of related-party debt	$-	$197,550

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

At December 28, 2014, the Company had 18 restaurants, of which 16 were Dick’s Wings & Grill full service restaurants and one was a Dick’s Wings Express limited service restaurant, and the Dick’s Wings concession stand at EverBank Field. Of the 18 restaurants, 16 were located in Florida and two were located in Georgia. The Company’s concession stand at EverBank Field is also located in Florida. All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stand at EverBank Field is licensed to a third-party operator.

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

ARC Group, Inc.
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

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years ended December 28, 2014 and December 29, 2013 were comprised of 52 weeks.

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

ARC Group, Inc.
Notes to Financial Statements

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

The Company generated revenue of $588,856 and $489,816 during the years ended December 28, 2014 and December 29, 2013, respectively.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents in accordance with ASC Topic 305, Cash and Cash Equivalents. The Company had cash and cash equivalents of $5,062 at December 29, 2013. The Company did not have any cash and cash equivalents at December 28, 2014.

Accounts Receivable

Accounts receivable consists primarily of contractually-determined receivables primarily for franchise fees and royalties due from, but not yet paid by, the Company’s franchisees. Accounts receivable, net of the allowance for doubtful accounts, represents the estimated net realizable value of the Company’s accounts receivable. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables and current economic conditions, and are written off when they are deemed uncollectible, all in accordance with ASC Topic 310, Receivables. The Company had accounts receivable, net of the allowance for doubtful accounts, of $43,033 and $25,524 at December 28, 2014 and December 29, 2013, respectively.

The accounts receivable balance at December 28, 2014 was comprised primarily of unpaid royalties due from one of the Company’s franchisees that was behind in its payments, all of which the Company expects to collect in full in early 2015. Accordingly, the allowance for doubtful accounts was zero at December 28, 2014. The accounts receivable balance at December 29, 2013 was comprised primarily of unpaid royalties due from two of the Company’s franchisees that were behind in their payments, all of which the Company expected to collect in full, and did collect in full, in early 2014. Accordingly, the allowance for doubtful accounts was zero at December 29, 2013.

ARC Group, Inc.
Notes to Financial Statements

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company had property and equipment of $4,674 and accumulated depreciation of $4,674 at December 28, 2014 and December 29, 2013.

Long-Lived Assets

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not have any long-lived assets at December 28, 2014 and December 29, 2013.

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

Debt Discounts, Deferred Financing Costs and Imputed Interest

The Company accounts for debt discounts and deferred financing costs in accordance with ASC Topic 470, Debt (“ASC 470”). Debt discounts and deferred financing costs are amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. The Company did not incur any amortization of debt discounts and deferred financing costs during the years ended December 28, 2014 and December 29, 2013.

ARC Group, Inc.
Notes to Financial Statements

The Company accounts for imputed interest in accordance with ASC Topic 835, Interest. During the years ended December 28, 2014 and December 29, 2013, the Company borrowed funds from related parties pursuant to loans that were interest free and payable on demand. The loans did not have a definite term. Based upon the interest rates charged to the Company for comparable loans made to the Company in the recent past, the Company applied an imputed interest rate of 6% to the loans. In addition, since the loans did not have a definite term, the Company was unable to calculate a discount associated with the loans. As a result, the Company accounted for imputed interest with respect to the loans by recording interest expense as it was incurred. The Company incurred $75 and $11,686 of imputed interest during the years ended December 28, 2014 and December 29, 2013, respectively, which was credited to additional paid-in capital since the interest was not payable.

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

ARC Group, Inc.
Notes to Financial Statements

The Company accounted for its investment in Paradise on Wings under the equity method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). ASC 323 provides that investments be accounted for under the equity method of accounting when the investor has the ability to exert significant influence, but not control, over the operating and financial policies of the investee. The determination of the level of influence that an investor has over each equity method investment involves consideration of such factors as the investor’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Investments accounted for under the equity method are recorded at the fair value amount of the investor’s initial investment on the balance sheet and adjusted each period for the investor’s share of the investee’s income or loss. The investor’s share of the income or losses from equity investments is reported as a component of other income / (expense) in the statements of operations. Contributions paid to, and distributions received from, equity investees are recorded as additions or reductions, respectively, to the respective investment balance.

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

ARC Group, Inc.
Notes to Financial Statements

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

The Company recognized stock compensation expense of $70,373 and $99,080 during the years ended December 28, 2014 and December 29, 2013, respectively.

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

Net deferred tax assets consisted of the following components at December 28, 2014 and December 29, 2013:

	December 28,	December 29,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$850,235	$784,758

Deferred tax liabilities	---	---

Valuation allowance	(850,235)	(784,758)
Net deferred tax asset	$ ---	$ ---

The Company had net operating loss carry-forwards of approximately $2,231,587 and $2,059,733 at December 28, 2014 and December 29, 2013, respectively, that may be offset against future taxable income between the years of 2022 and 2032. No tax benefit has been reported in the December 28, 2014 and December 29, 2013 financial statements because the potential tax benefit is offset by a valuation allowance of the same amount. The Company had no uncertain tax positions at December 28, 2014 and December 29, 2013.

ARC Group, Inc.
Notes to Financial Statements

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue with Contracts from Customers (“ASU 2014-09”). ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of the updated guidance but it does not believe the adoption of ASU 2014-09 will have a significant impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15: (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effects of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated, and (vi) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This update is effective for the fiscal years ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company has evaluated ASU 2014-15 and determined that it will not have a material impact on the Company’s financial statements.

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

ARC Group, Inc.
Notes to Financial Statements

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at December 28, 2014 and December 29, 2013 were excluded from the computation of diluted net loss per share for the years ended December 28, 2014 and December 29, 2013, respectively, because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the years ended December 28, 2014 and December 29, 2013.

As described in Note 9. Capital Stock, the Company completed a one-for-seven reverse stock split of its common stock on November 4, 2013. Accordingly, the net loss per share, the number of shares outstanding, and the weighted-average number of shares outstanding that are reported in the financial statements and notes thereto for the years ended December 28, 2014 and December 29, 2013 are presented on a post-split basis to give effect to the reverse stock split.

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

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the period beginning January 21, 2014 and ending December 28, 2014 provided to the Company by Paradise on Wings.

Statement of Operations	Period From January 21, 2014 Through December 28, 2014
Revenue	$313,087
Operating expenses	(276,496)
Income from operations	36,591
Other income	499
Net income	$37,090

Company’s share of net income	$18,545

ARC Group, Inc.
Notes to Financial Statements

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings as of December 28, 2014 provided to the Company by Paradise on Wings.

Balance Sheet	December 28, 2014
Current assets	$89,968
Equity investment	400,000
Note receivable	160,051
Total assets	$650,019

Total liabilities	$43,300
Equity	606,719
Total liabilities and equity	$650,019

Note 5. Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings. A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis as of December 28, 2014 and December 29, 2013:

	Level 1	Level 2	Level 3
Equity investments – December 28, 2014	$-0-	$818,545	$-0-
Equity investments – December 29, 2013	$-0-	$-0-	$-0-

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

On July 12, 2013, the Company and Mr. Rosenberger also entered into a consulting agreement pursuant to which Mr. Rosenberger agreed to assist the Company with its prior business and future business during a term beginning July 31, 2013 and ending December 31, 2013. In return, the Company agreed to pay Mr. Rosenberger $70,000 on July 31, 2013 and to make payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013. In the event the Company failed to make one or more of these payments to Mr. Rosenberger in the amounts and on the dates specified in the consulting agreement, ownership of the Trademarks would have reverted back to Moose River and the License Agreement would have continued in full force and effect. The consulting agreement became effective on July 31, 2013. All payments to Mr. Rosenberger were made in the amounts and on the dates specified in the consulting agreement. The Company recognized $1,699 of consulting expense in connection therewith during the year ended December 28, 2014.

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

In January 2015, the Company entered into a lease with Crescent Hill Office Park for its corporate headquarters located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida pursuant to which the Company leases approximately 2,000 square feet of space. The lease provides for an initial monthly rent payment of $1,806 and expires on December 31, 2017.

Future minimum annual payments under the leases as of December 28, 2014 are as follows:

Year	Lease Payment
2015	$22,768
2016	22,871
2017	22,069
2018	-0-
2019	-0-
Thereafter	-0-
Total	$67,708

Legal Proceedings

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of approximately $194,000 plus interest, costs and attorneys fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. This case is currently pending.

ARC Group, Inc.
Notes to Financial Statements

Note 7. Notes Receivable

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $10,313 and $25,000 were made against the loans during the years ended December 28, 2014 and December 29, 2013, respectively.

In December 2013, the Company loaned $6,000 to DWG Acquisitions, LLC, a Florida limited liability company (“DWG Acquisitions”). The loan was interest free and payable on demand. The loan was paid off in full by Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), during the year ended December 29, 2014. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

Between April and June 2014, the Company loaned $17,952 to DWG Acquisitions. The loan was interest free and payable on demand. The loan was paid off in full by Blue Victory during the year ended December 28, 2014. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $503 were made against the loan during the year ended December 28, 2014.

In October 2014, the Company loaned $3,700 to Yobe Acquisition, LLC (“Yobe Acquisition”). The loan is interest free and payable on demand. No payments were made under the loan during the year ended December 28, 2014.

In November and December 2014, the Company loaned a total of $14,900 to Quantum Leap QSR, LLC (“Quantum Leap”). The loan is interest free and payable on demand. No payments were made under the loan during the year ended December 28, 2014.

The carrying value of the Company’s outstanding notes receivable was $29,590 at December 28, 2014. A total of $10,990 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company. The remaining balance of $18,600 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

ARC Group, Inc.
Notes to Financial Statements

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

Note 8. Debt Obligations

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $14,420 and $138,772 at December 28, 2014 and December 29, 2013, respectively, of which $11,000 was in default on each of those dates. Accrued interest under the Company’s outstanding promissory notes was $11,480 and $1,255 at December 28, 2014 and December 29, 2013, respectively.

A summary of the terms of the promissory notes that were outstanding during the years ended December 28, 2014 and December 29, 2013 is provided below.

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

ARC Group, Inc.
Notes to Financial Statements

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

Between January 22, 2014 and June 29, 2014, the Company borrowed an additional $237,410 under the credit facility, and between June 30, 2014 and December 28, 2014, the Company repaid $233,990 under the credit facility. Accordingly, as of December 28, 2014, the outstanding principal amount of the credit facility was $3,420.

ARC Group, Inc.
Notes to Financial Statements

In December 2013, the Company borrowed $5,000 from Star Brands II, a Louisiana limited liability company. The loan was interest free and payable on demand. The loan was paid off in full by Blue Victory during the year ended December 28, 2014. The payment was made by Blue Victory in the form of a loan under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $14,420 and $138,772 at December 28, 2014 and December 29, 2013, respectively, as follows:

	December 28,	December 29,
	2014	2013

Notes payable – related party	$3,420	$127,772

Notes payable – in default	11,000	11,000

Total notes payable, net	$14,420	$138,772

Note 9. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at December 28, 2014 and December 29, 2013, respectively, of which 6,362,464 and 5,659,418 shares of common stock were outstanding at December 28, 2014 and December 29, 2013, respectively.

Reverse Stock Split

On October 24, 2013, the Company filed articles of amendment to its articles of incorporation, as amended, to implement a one-for-seven reverse stock split of its shares of Class A common stock. The ratio for the reverse stock split was determined by the Company’s board of directors pursuant to the approval of the Company’s stockholders at a special meeting of stockholders that was held on October 21, 2013. At that meeting, the Company’s stockholders approved a proposal to amend the Company’s articles of incorporation, as amended, to complete a reverse stock split of the Company’s common stock at any whole number ratio of between 1-for-5 and 1-for-50, with the final decision of whether to proceed with the reverse stock split and the exact ratio and timing of the reverse stock split to be determined by the Company’s board of directors, in its discretion, following stockholder approval, but not later than December 31, 2014. The reverse stock split was completed on November 4, 2013, on which date the Company’s common stock began trading on the OTCQB marketplace maintained by the OTC Markets Group, Inc. on a post-split basis.

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

Stock Issuances

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

On January 1, 2014, Richard W. Akam, the Company’s Chief Executive Officer, Chief Operating Officer and Secretary, earned 28,433 shares of common stock under the terms of his employment agreement with the Company. The Company recognized $920 of stock compensation expense in connection therewith during the year ended December 28, 2014. A description of the employment agreement is set forth herein under Note 6. Commitments and Contingencies – Employment Agreements.

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

On February 27, 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000. The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000. The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015. The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014. The investment was reflected in stock subscriptions receivable at December 28, 2014. As of December 28, 2014, Mr. Kasturi had paid $170,000 to the Company under the promissory note.

On September 30, 2014, the Company issued 50,000 shares of its common stock to a consultant as full payment for outstanding fees that were due and payable. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $20,000 of stock compensation expense in connection therewith during the year ended December 28, 2014.

Note 10. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the years ended December 28, 2014 and December 29, 2013, and no stock options or warrants were exercised or outstanding during the years ended December 28, 2014 and December 29, 2013.

Note 11. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 28, 2014, 142,858 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in August 2021. On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc.
Notes to Financial Statements

ARC Group 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 28, 2014, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in June 2024.

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

In July 2013, the Company entered into a sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership. The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated revenue of $24,000 from DWG Acquisitions under the concession agreement during the year ended December 28, 2014, of which $12,000 was reflected in accounts receivable at December 28, 2014.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory. Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory, and Daniel Slone serves as the Company’s Chief Financial Officer and as the controller of Blue Victory. The Company had total loans of $3,420 outstanding under the credit facility as of December 28, 2014. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $52,328 in royalties from DWG Acquisitions under the agreement during the year ended December 28, 2014.

In December 2013, the Company loaned $6,000 to DWG Acquisitions. The loan was interest free and payable on demand. The loan was paid off in full by Blue Victory during the year ended December 28, 2014. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. A description of the loan is set forth herein under Note 7. Notes Receivable.

ARC Group, Inc.
Notes to Financial Statements

In December 2013, the Company borrowed $5,000 from Star Brands II, LLC, a Louisiana limited liability company (“Star Brands II”). The loan was interest free and payable on demand. The loan was paid off in full by Blue Victory during the year ended December 28, 2014. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and 70% of the equity interests in Star Brands II. He also serves as the Manager of Star Brands II. A description of the loan is set forth herein under Note 8. Debt Obligations.

In February 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000. The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000. The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015. The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014. Mr. Kasturi owns approximately 8.9% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory.

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $54,611 in royalties from DWG Acquisitions under the agreement during the year ended December 28, 2014.

Between April and June 2014, the Company loaned $17,952 to DWG Acquisitions. The loan was interest free and payable on demand. The loan was paid off in full by Blue Victory during the year ended December 28, 2014. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. A description of the loan is set forth herein under Note 7. Notes Receivable.

In October 2014, the Company loaned $3,700 to Yobe Acquisition. The loan is interest free and payable on demand. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in Yobe Acquisition. He also serves as the managing member of Yobe Acquisition. A description of the loan is set forth herein under Note 7. Notes Receivable.

In November and December 2014, the Company loaned a total of $14,900 to Quantum Leap. The loan is interest free and payable on demand. Ketan Pandya is a director of the Company and owns approximately 70% of the equity interests in Quantum Leap. He also serves as the managing member of Quantum Leap. A description of the loan is set forth herein under Note 7. Notes Receivable.

ARC Group, Inc.
Notes to Financial Statements

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $54,611 in royalties from DWG Acquisitions under the agreement during the year ended December 28, 2014.

Note 13. Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. vs. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County. In the complaint, the Company alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings. In early 2010, Cala breached the terms of the settlement agreement, relieving the Company of any further obligations under the settlement agreement. The Company made total payments of $40,000 under the settlement agreement prior to the breach by Cala. Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at December 28, 2014 and December 29, 2013.

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at December 28, 2014 and December 29, 2013. Interest expense in the amount of $10,440 and $11,241 was accrued on the outstanding balance of the settlement agreement payable during the years ended December 28, 2014 and December 29, 2013, respectively. The interest expense was credited to settlement agreements payable.

On November 30, 2012, a mediation settlement agreement was entered into by and among Summercove, Inc. d/b/a Capodice & Associates, as plaintiff, and the Company, Michael Rosenberger and Robert Shaw, as defendants, with respect to a legal proceeding entitled Summercove, Inc. d/b/a/ Capodice & Associates vs. American Restaurant Concepts, Inc. d/b/a Dick’s Wings & Grill, et al., filed in the Circuit Court for Sarasota County, Florida. Under the terms of the agreement, the Company and Messrs. Rosenberger and Shaw agreed to pay a total of $35,000 in seven monthly installments of $5,000 commencing December 5, 2012. This settlement, together with accrued mediator costs of $1,190, resulted in a total loss from legal proceedings of $36,190 during the year ended December 30, 2012. This loss was reflected in settlement agreements payable at December 30, 2012. The Company paid $5,000 of the settlement amount during the year ended December 30, 2012, and paid the remaining balance of $31,190 during the year ended December 29, 2013.

ARC Group, Inc.
Notes to Financial Statements

In April 2012, a legal proceeding entitled J. David Eberle vs. American Restaurant Concepts, Inc. was filed with the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida. In the complaint, J. David Eberle, one of the Company’s former employees, alleged damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08. In January 2014, the Company entered into a settlement agreement and release with Mr. Eberle pursuant to which the Company agreed to pay Mr. Eberle $100,000, such amount to be paid in six monthly payments of $16,667 beginning March 1, 2015, and agreed to issue 57,142 shares of its common stock to Mr. Eberle. In consideration thereof, Mr. Eberle agreed to release the Company from any and all claims that were asserted or that could have been asserted by Eberle in the legal proceeding, and the complaint was dismissed with prejudice.

In January 2014, a legal proceeding entitled Marcia L. Danzeisen, Larry Simpson and M&MSquared, LLC, vs. American Restaurant Concepts, Inc. was filed with the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida. In the complaint, one of the Company’s former franchisees alleged damages for breach of contract and unjust enrichment relating to a franchise agreement that the Company had entered into with them in September 2012. In August 2014, the court granted the Company’s motion to dismiss the complaint.

Note 14. Subsequent Events

In January 2015, Richard Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. A description of Mr. Akam’s employment agreement is set forth herein under Note 6. Commitments and Contingencies.

In January 2015, the Company issued 57,142 shares of its common stock to J. David Eberle pursuant to the terms of the settlement agreement and release that the Company entered into with him in connection with the settlement of the legal proceeding commenced by Mr. Eberle against the Company in April 2012. A description of the legal proceeding and settlement and release agreement is set forth herein under Note 13. Judgments in Legal Proceedings.

In February 2015, the Company issued 10,000 shares of its common stock to one of its non-executive employees as incentive compensation.

During the period beginning December 29, 2014 and ending on the date these financial statements were issued, the Company borrowed an additional $48,700 from Blue Victory under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

There have been no other significant subsequent events through the date these financial statements were issued.

EXHIBIT INDEX

Exhibit	Exhibit Description

10.14	Settlement Agreement and Release, dated January 8, 2015, by and between the Company and J. David Eberle

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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