Form 10-Q
period 2015-03-31
ARC Group, Inc.
filed 2015-05-15
CIK 1452872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,501,035 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on May 13, 2015.

i

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARC Group, Inc.
Balance Sheets

	March 31,	December 28,
	2015	2014
	(Unaudited)

Assets

Cash and cash equivalents	$106,218	$-
Accounts receivable, net	15,838	-
Accounts receivable, net – related party	45,095	43,033
Notes receivable – related party	20,500	18,600
Interest receivable	7,641	5,063

Total current assets	195,292	66,696

Property and equipment, net of accumulated depreciation of $4,674 at March 31, 2015 and December 28, 2014, respectively	-	-
Deposits	1,806	1,100
Notes receivable, net of current portion	10,156	10,990
Equity investment in Paradise on Wings	833,619	818,545

Total assets	$1,040,873	$897,331

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$524,822	$495,765
Accrued expenses – related party	16,426	17,898
Accrued interest	13,008	11,480
Advertising fund liabilities	23,377	31,474
Settlement agreements payable	527,261	441,056
Notes payable – related party	20,785	3,420
Notes payable – in default	11,000	11,000
Other current liabilities	21,179	4,741

Total current liabilities	1,157,858	1,016,834

Total liabilities	1,157,858	1,016,834

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,501,035 and 6,362,464 shares issued and outstanding at March 31, 2015 and December 28, 2014, respectively	65,010	63,625
Additional paid-in capital	3,632,066	3,564,309
Stock subscriptions receivable	(85,000)	(170,000)
Stock subscriptions payable	162,192	289,452
Accumulated deficit	(3,891,253)	(3,866,889)

Total stockholders’ deficit	(116,985)	(119,503)

Total liabilities and stockholders’ deficit	$1,040,873	$897,331

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2015	March 30, 2014

Revenue:
Net revenue	$142,609	$110,363
Net revenue – related party	80,407	17,395

Total net revenue	223,016	127,758

Operating expenses:
Professional fees	61,307	46,310
Employee compensation expense	124,870	116,331
General and administrative expenses	44,310	55,782

Total operating expenses	230,487	218,423

Loss from operations	(7,471)	(90,665)

Other expense
Interest expense	(7,402)	(9,206)
Income from investment in Paradise on Wings	15,073	4,208
Loss on settlement of litigation	(27,142)	-
Interest income	2,578	-

Total other expense	(16,893)	(4,998)

Net loss	$(24,364)	$(95,663)

Net loss per share – basic and fully diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding – basic and fully diluted	6,486,580	6,179,138

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
 Statement of Stockholders’ Deficit (Unaudited)

			Additional	Stock	Stock
	Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Payable	Deficit	Total
Balance at December 28, 2014	6,362,464	$63,625	$3,564,309	$(170,000)	$289,452	$(3,866,889)	$(119,503)

Common stock issued for services	81,429	814	51,186	-	(37,260)	-	14,740
Common stock issued for settlement of litigation	57,142	571	16,571	-	(90,000)	-	(72,858)
Common stock issued for note receivable – related party	-	-	-	85,000	-	-	85,000
Net loss	-	-	-	-	-	(24,364)	(24,364)

Balance at March 31, 2015	6,501,035	$65,010	$3,632,066	$(85,000)	$162,192	$(3,891,253)	$(116,985)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
 Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2015	March 30, 2014

Cash flows from operating activities

Net loss	$(24,364)	$(95,663)
Adjustments to reconcile net income / (loss) to net cash provided / (used) by operating activities:
Stock issued for compensation and amortization of stock compensation expense	14,740	12,975
Imputed interest on no-interest loans	-	75
Loss on settlement of litigation	27,142	-
Changes in operating assets and liabilities:
Accounts receivable	(15,838)	(12,920)
Accounts receivable – related party	(2,063)	1,700
Notes receivable	834	7,500
Interest receivable -- related party	(2,578)	-
Deposits	(706)	-
Equity investment in Paradise on Wings	(15,073)	-
Accounts payable and accrued liabilities	29,057	(101,986)
Accrued liabilities – related party	(1,472)	(28,313)
Accrued interest	1,528	-
Advertising fund liabilities	(8,097)	20,544
Settlement agreements payable	(13,795)	2,810
Other current liabilities	16,438	1,320

Net cash provided / (used) by operating activities	5,753	(191,958)

Cash flows from investing activities

Equity investment in Paradise on Wings	-	(400,000)
Repayments of notes receivable	-	635
Issuance of notes receivable -- related party	(1,900)	-

Net cash used by investing activities	(1,900)	(399,365)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	17,365	592,690
Payments on stock subscriptions receivable	85,000	-

Net cash provided by financing activities	102,365	592,690

Net increase in cash and cash equivalents	106,218	1,367
Cash and cash equivalents, beginning of period	-	5,062

Cash and cash equivalents, end of period	$106,218	$6,429

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Equity investment in Paradise on Wings	$-	$400,000
Stock issued upon conversion of notes payable – related party	$-	$570,529
Stock issued for stock subscriptions payable	$49,452	$49,080
Common stock issued for settlement of litigation	$90,000	$-

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

At March 31, 2015, the Company had 17 restaurants, of which 16 were Dick’s Wings & Grill full service restaurants and one was a Dick’s Wings Express limited service restaurant, and the Dick’s Wings concession stand at EverBank Field. Of the 17 restaurants, 14 were located in Florida and three were located in Georgia. The Company’s concession stand at EverBank Field is also located in Florida. All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stand at EverBank Field is licensed to a third-party operator.

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

The unaudited financial statements included in this report have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 28, 2014 included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the Company’s financial statements for 2014 have been reclassified to conform to the 2015 presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

Change in Fiscal Year

The Company utilized a 52- or 53-week accounting period that ended on the last Sunday in December. Its fiscal year ended December 28, 2014 was comprised of 52 weeks.

On June 18, 2014, the Company’s board of directors approved a resolution changing the Company’s fiscal year end from the last Sunday in December of the applicable calendar year to December 31st. The change became effective beginning with the Company’s 2015 fiscal year. Pursuant to Rules 13a-10 and 15d-10 of the Securities Exchange Act of 1934, as amended, the Company is not required to file a transition report in connection with the change of its fiscal year end.

Set forth below is a summary of the unaudited income statement of the Company for the three-day period beginning December 29, 2014 and ending December 31, 2014.

Statement of Operations	Period Beginning December 29, 2014 and Ending December 31, 2014
Revenue	$9,795
Operating expenses	(8,478)
Income from operations	1,317
Other income	-0-
Net income	$1,317

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Set forth below is a summary of the unaudited balance sheet of the Company as December 31, 2014.

Balance Sheet	December 31, 2014
Current assets	$96,314
Equity investment	818,546
Other assets	12,090
Total assets	$926,950

Accounts payable	$528,603
Settlement agreements payable	441,056
Other liabilities	78,557
Equity	(121,266)
Total liabilities and equity	$926,950

Significant Accounting Policies

As of March 31, 2015, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014, had not changed materially.

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

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at March 31, 2015 and March 30, 2014 were excluded from the computation of diluted net loss per share for the three-month periods ended March 31, 2015 and March 30, 2014, respectively, because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the three-month periods ended March 31, 2015 and March 30, 2014.

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

ARC Group, Inc.
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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Set forth below is a summary of the unaudited statement of operations of Paradise on Wings for the three-month period ended March 31, 2015 and the period beginning January 21, 2014 and ending March 30, 2014 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended March 31, 2015	Period From January 21, 2014 Through December 28, 2014
Revenue	$94,367	$62,516
Operating expenses	(64,221)	54,627
Income from operations	30,146	7,889
Other income	-0-	527
Net income	$30,146	$8,416

Company’s share of net income	$15,073	$4,208

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings as of March 31, 2015 and March 30, 2014 provided to the Company by Paradise on Wings.

Balance Sheet	March 31, 2015	March 30, 2014
Current assets	$125,253	$62,934
Equity investment	400,000	400,000
Note receivable	160,051	160,051
Total assets	$685,304	$622,985

Total liabilities	$48,439	$44,941
Equity	636,865	578,044
Total liabilities and equity	$685,304	$622,985

Note 5. Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings. A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis as of March 31, 2015 and December 28, 2014:

	Level 1	Level 2	Level 3
Equity investments – March 31, 2015	$-0-	$833,619	$-0-
Equity investments – December 28, 2014	$-0-	$818,545	$-0-

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

Note 6. Commitments and Contingencies

Employment & Consulting Agreements

On July 12, 2013, the Company entered into a consulting agreement with Michael Rosenberger, who then served as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, pursuant to which Mr. Rosenberger agreed to assist the Company with its prior business and future business during a term beginning July 31, 2013 and ending December 31, 2013. In return, the Company agreed to pay Mr. Rosenberger $70,000 on July 31, 2013 and to make payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013. In the event the Company failed to make one or more of these payments to Mr. Rosenberger in the amounts and on the dates specified in the consulting agreement, ownership of the Trademarks would have reverted back to Moose River and the License Agreement would have continued in full force and effect. The consulting agreement became effective on July 31, 2013. All payments to Mr. Rosenberger were made in the amounts and on the dates specified in the consulting agreement. The Company recognized $1,699 of consulting expense in connection therewith during the three-month period ended March 30, 2014.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

On January 1, 2014, Richard Akam earned 28,433 shares of common stock under the terms of his employment agreement with the Company, and on January 1, 2015, Mr. Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company.

Operating Leases

In January 2013, the Company entered into a commercial lease with GGRD II, LLC for its corporate headquarters located at 13453 North Main Street, Jacksonville, Florida pursuant to which the Company leases approximately 1,800 square feet of space. The lease provided for a fixed monthly rent payment of $1,100 and expired on January 31, 2015.

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

Note 7. Notes Receivable

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $482 and $8,135 were made against the loans during the three-month periods ended March 31, 2015 and March 30, 2014, respectively.

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

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $352 were made against the loan during the three-month period ended March 31, 2015.

In October 2014, the Company loaned $3,700 to Yobe Acquisition, LLC (“Yobe Acquisition”). The loan is interest free and payable on demand. No payments were made under the loan during the three-month period ended March 31, 2015.

In November and December 2014, the Company loaned a total of $14,900 to Quantum Leap QSR, LLC (“Quantum Leap”). The loan is interest free and payable on demand. No payments were made under the loan during the three-month period ended March 31, 2015.

The carrying value of the Company’s outstanding notes receivable was $30,656 at March 31, 2015. A total of $10,156 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company. The remaining balance of $20,500 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

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

Note 8. Debt Obligations

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $31,785 and $14,420 at March 31, 2015 and December 28, 2014, respectively, of which $11,000 was in default on each of those dates. Accrued interest under the Company’s outstanding promissory notes was $13,008 and $11,480 at March 31, 2015 and December 28, 2014, respectively.

A summary of the terms of the promissory notes that were outstanding during the three-month period ended March 31, 2015 and the year ended December 28, 2014 is provided below.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

Between December 29, 2014 and March 31, 2015, the Company borrowed an additional $17,365 under the credit facility. Accordingly, as of March 31, 2015, the outstanding principal amount of the credit facility was $20,785.

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

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $31,785 and $14,420 at March 31, 2015 and December 28, 2014, respectively, as follows:

	March 31, 2015	December 28, 2014
Notes payable – related party	$20,785	$3,420
Notes payable – in default	11,000	11,000
Total notes payable, net	$31,785	$14,420

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Note 9. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at March 31, 2015 and December 28, 2014, respectively, of which 6,501,035 and 6,362,464 shares of common stock were outstanding at March 31, 2015 and December 28, 2014, respectively.

In January 2013, the Company appointed Richard W. Akam to serve as its Chief Operating Officer. In connection therewith, the Company entered into an employment agreement with Mr. Akam. The employment agreement provides in part that the Company will grant Mr. Akam shares of its common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by the Company through January 1st of the applicable year. The number of shares of common stock that the Company will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of the Company’s common stock as reported on the OTC Bulletin Board for the month of January of the applicable year. A description of the employment agreement is set forth herein under Note 6. Commitments and Contingencies – Employment Agreements.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

On February 27, 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000. The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000. The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015. The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014. The investment was reflected in stock subscriptions receivable at March 31, 2015 and December 28, 2014. As of March 31, 2015 and December 28, 2014, a total of $85,000 and $170,000 remained outstanding under the promissory note.

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

In January 2015, Richard Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. The Company recognized $548 of stock compensation expense in connection therewith during the three-month period ended March 31, 2015.

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

In February 2015, the Company issued 10,000 shares of its common stock to one of its non-executive employees as incentive compensation. The Company recognized $2,000 of stock compensation expense in connection therewith during the three-month period ended March 31, 2015.

Note 10. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three-month period ended March 31, 2015 and the year ended December 28, 2014, and no stock options or warrants were exercised or outstanding during the three-month period ended March 31, 2015 and the year ended December 28, 2014.

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

Note 12. Related-Party Transactions

In July 2013, the Company entered into a consulting agreement with Mr. Rosenberger in connection with his resignation from all such positions with the Company and as a member of the Company’s board of directors. A description of the consulting agreement is set forth herein under Note 6. Commitments and Contingencies – Employment Agreements.

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

In July 2013, the Company entered into a sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership. The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated revenue of $6,000 from DWG Acquisitions under the concession agreement during the three-month periods ended March 31, 2015 and March 30, 2014, all of which was reflected in accounts receivable at March 31, 2015 and March 30, 2014.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory. Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory, and Daniel Slone serves as the Company’s Chief Financial Officer and as the controller of Blue Victory. The Company had total loans of $20,785 and $3,420 outstanding under the credit facility as of March 31, 2015 and December 28, 2014. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $17,326 and $11,395 in royalties from DWG Acquisitions under the agreement during the three-month periods ended March 31, 2015 and March 30, 2014, respectively.

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

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $26,865 in royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2015.

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

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $19,417 in royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2015.

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $216 in royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2015.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

Note 13. Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. vs. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County. In the complaint, the Company alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings. In early 2010, Cala breached the terms of the settlement agreement, relieving the Company of any further obligations under the settlement agreement. The Company made total payments of $40,000 under the settlement agreement prior to the breach by Cala. Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at March 31, 2015 and December 28, 2014.

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at March 31, 2015 and December 28, 2014. Interest expense in the amount of $2,872 and $2,810 was accrued on the outstanding balance of the settlement agreement payable during the three-month periods ended March 31, 2015 and March 30, 2014, respectively. The interest expense was credited to settlement agreements payable.

In April 2012, a legal proceeding entitled J. David Eberle vs. American Restaurant Concepts, Inc. was filed with the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida. In the complaint, J. David Eberle, one of the Company’s former employees, alleged damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08. In January 2014, the Company entered into a settlement agreement and release with Mr. Eberle pursuant to which the Company agreed to pay Mr. Eberle $100,000, such amount to be paid in six monthly payments of $16,667 beginning March 1, 2015, and agreed to issue 57,142 shares of its common stock to Mr. Eberle. In consideration thereof, Mr. Eberle agreed to release the Company from any and all claims that were asserted or that could have been asserted by Eberle in the legal proceeding, and the complaint was dismissed with prejudice. The Company recognized a loss on the settlement of litigation of $27,142 for the three-month period in connection therewith. This loss was reflected in settlement agreements payable at March 31, 2015.

ARC Group, Inc.
Notes to Financial Statements (Unaudited)

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below and Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 28, 2014. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 28, 2014 and elsewhere in this report. The following should be read in conjunction with our financial statements beginning on page 1 of this report.

On June 13, 2014, our shareholders approved proposals to change our name from “American Restaurant Concepts, Inc.” to “ARC Group, Inc.” and change our state of incorporation from Florida to Nevada. The changes became effective on July 16, 2014. In connection with our name change, effective July 23, 2014, the stock trading symbol for our shares of common stock was changed from “ANPZ” to “ARCK”. Our shares of common stock continue to be listed on the OTCQB market tier maintained by the OTC Markets Group, Inc. (“OTCQB”).

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

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill restaurants, which are full service restaurants, and our Dick’s Wings Express restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like the Dick’s Wings concession stand that we have in the “Bud Light Party Zone” at EverBank Field. We currently have 18 restaurants, of which 17 are Dick’s Wings & Grill full service restaurants and one is a Dick’s Wings Express limited service restaurant, and our Dick’s Wings concession stand at EverBank Field. Of our 18 restaurants, 14 are located in Florida and four are located in Georgia. Our concession stand at EverBank Field is also located in Florida. All of our restaurants are owned by franchisees, and our concession stand at EverBank Field is licensed to a third-party operator.

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

Financial Results

We achieved revenue of $223,016 for the three-month period ended March 31, 2015, compared to $127,758 for the three-month period ended March 30, 2014, representing an increase of approximately 75%. Our total operating expenses increased $12,064 to $230,487 for the three-month period ended March 31, 2015, compared to $218,423 for the three-month period ended March 30, 2014. Net loss was $24,364 for the three-month period ended March 31, 2015, compared to $95,663 for the three-month period ended March 30, 2014. Our total assets increased $143,542 to $1,040,873 at March 31, 2015 from $897,331 at March 30, 2014, and our total debt increased $17,365 to $31,785 at March 31, 2015 from $14,420 at March 30, 2014. We had a stockholders’ deficit of $116,985 at March 31, 2015 compared to $119,503 at March 30, 2014. We generated positive cash flows from operations of $5,753 during the three-month period ended March 31, 2015 compared to negative cash flows from operations of $191,958 during the three-month period ended March 30, 2014.

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

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 28, 2014 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 28, 2014 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and in our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 31, 2015 and March 30, 2014

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees. Revenue increased $95,258 to $223,016 for the three-month period ended March 31, 2015 from $127,758 for the three-month period ended March 30, 2014. The increase of $95,258 was due primarily to an increase of $64,718 for royalties and $30,000 for franchised fees. Our royalties were positively impacted by increased sales by our franchisees and operational improvements that we implemented at each of our franchisees’ restaurants, and our franchised fees increased as a result of the opening of a new Dicks Wings restaurant. We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees increased $14,997 to $61,307 for the three-month period ended March 31, 2015 from $46,310 for the three-month period ended March 30, 2014. The increase of $14,997 was due primarily to an increase of $8,285 for legal and accounting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense. Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes. Employee compensation expense increased $8,539 to $124,870 for the three-month period ended March 31, 2015 from $116,331 for the three-month period ended March 30, 2014. The increase of $8,539 was due primarily to an increase of $4,051 for salaries. We expect employee compensation expense to continue to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $11,472 to $44,310 for the three-month period ended March 31, 2015 from $55,782 for the three-month period ended March 30, 2014. The decrease of $11,472 was due primarily to a decrease of $9,768 for marketing and advertising expenses. We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we have incurred, and imputed interest on no-interest loans that have been made to us. Interest expense decreased $1,804 to $7,402 for the three-month period ended March 31, 2015 from $9,206 for the three-month period ended March 30, 2014. The decrease of $1,804 was due to a decrease in the amount of interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings, Inc. (“Blue Victory Holdings”). A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements. We expect interest expense to fluctuate during the next 12 months as we continue to borrow and repay loans under our credit facility with Blue Victory Holdings.

Loss on Settlement of Litigation

Loss on the settlement of litigation consists of the loss that we incurred in connection with the settlement agreement that we entered into with J. David Eberle in January 2015. We recognized loss on the settlement of litigation of $27,142 during the three-month period ended March 31, 2015. We did not recognize any loss on the settlement of litigation during the three-month period ended March 30, 2014. A summary of the terms of our settlement agreement with Mr. Eberle is set forth under Part II – Other Information – Item 1. Legal Proceedings in this report. We do not expect to incur any additional losses on the settlement of litigation during the next 12 months.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings consists of our share of the income from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Income from investment in Paradise on Wings increased $10,865 to $15,073 for the three-month period ended March 31, 2015 from $4,208 for the three-month period ended March 30, 2014. The increase of $10,865 was primarily due to an increase of sales by Paradise on Wings. A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements. We expect to recognize additional income, and may incur losses, from our investment in Paradise on Wings during the next 12 months. The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Net Loss

We incurred a net loss of $24,364 during the three-month period ended March 31, 2015 compared to a net loss of $95,663 during the three-month period ended March 30, 2014. The decrease of $71,299 was due primarily to an increase of $95,258 for revenue, partially offset by an increase of $27,142 for loss on settlement of litigation. We expect net loss to decrease during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through our 50% ownership interest in Paradise on Wings. The decrease in net loss that we expect to achieve will be partially offset by greater operating expenses that we expect to incur in connection with the general growth of our business and operations. As the increase in revenue beings to outpace the increase in operating expenses, we expect to begin generating net income from our operations.

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

Net cash provided by operating activities was $5,753 during the three-month period ended March 31, 2015 compared to net cash used by operating activities of $191,958 during the three-month period ended March 30, 2014. The increase of $197,711 for cash provided by operating activities was due primarily to a decrease of $71,299 for net loss and increases of $27,142 for loss on settlement of litigation and $131,043 for accounts payable and accrued liabilities. This was partially offset by a decrease in advertising fund liabilities of $28,641.

Net cash used by investing activities was $1,900 during the three-month period ended March 31, 2015 compared to $399,365 during the three-month period ended March 30, 2014. The decrease of $397,465 was due primarily to a decrease of $400,000 for our equity investment in Paradise on Wings.

Net cash provided by financing activities was $102,365 during the three-month period ended March 31, 2015 compared to $592,690 during the three-month period ended March 30, 2014. The decrease of $490,325 was due to a decrease of $575,325 for the issuance of notes payable to related parties, partially offset by an increase of $85,000 for payments on stock subscriptions receivable.

Our primary sources of capital since January 1, 2014 are set forth below.

Between November 6, 2013 and January 21, 2014, we borrowed $567,662 under our credit facility with Blue Victory Holdings. Accordingly, on January 21, 2014, we had a total of $570,529 of principal and accrued but unpaid interest outstanding under the credit facility. On that date, Blue Victory Holdings converted all of the outstanding principal and interest into a total of 326,017 shares of our common stock. A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements.

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

Between December 29, 2014 and May 13, 2015, we borrowed an additional $10,198 from Blue Victory Holdings under the credit facility. Accordingly, as of May 13, 2015, the outstanding principal amount of the credit facility was $13,618.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.	Controls and Procedures.

As of March 31, 2015, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

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

In January 2015, the Company issued 57,142 shares of its common stock to J. David Eberle pursuant to the terms of the settlement agreement and release that the Company entered into with him in connection with the settlement of the legal proceeding commenced by Mr. Eberle against the Company in April 2012. The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. A summary of the terms of our settlement agreement with Mr. Eberle is set forth under Part II – Other Information – Item 1. Legal Proceedings in this report.

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

ARC GROUP, INC.

Date: May 15, 2015	/s/ Daniel Slone
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