Form 10-Q
period 2015-06-30
ARC Group, Inc.
filed 2015-09-14
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015

or

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

Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,521,035 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on September 11, 2015.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.
Balance Sheets

	June 30,	December 28,
	2015	2014
	(Unaudited)

Assets

Cash and cash equivalents	$2,545	$-
Accounts receivable, net	18,780	-
Accounts receivable, net – related party	52,919	43,033
Notes receivable – related party	150,480	18,600
Interest receivable	7,821	5,063

Total current assets	232,545	66,696

Deposits	1,806	1,100
Notes receivable, net of current portion	8,906	10,990
Equity investment in Paradise on Wings	839,653	818,545

Total assets	$1,082,910	$897,331

Liabilities and stockholders’ equity / (deficit)

Accounts payable and accrued expenses	$532,750	$495,765
Accrued expenses – related party	6,348	17,898
Accrued interest	1,964	11,480
Advertising fund liabilities	29,623	31,474
Settlement agreements payable	480,071	441,056
Notes payable – related party	-	3,420
Notes payable – in default	7,000	11,000
Other current liabilities	4,275	4,741

Total current liabilities	1,062,031	1,016,834

Total liabilities	1,062,031	1,016,834

Stockholders’ equity / (deficit):

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,501,035 and 6,362,464 shares issued and outstanding at June 30, 2015 and December 28, 2014, respectively	65,010	63,625
Additional paid-in capital	3,632,066	3,564,309
Stock subscriptions receivable	-	(170,000)
Stock subscriptions payable	174,658	289,452
Accumulated deficit	(3,850,855)	(3,866,889)

Total stockholders’ equity / (deficit)	20,879	(119,503)

Total liabilities and stockholders’ equity / (deficit)	$1,082,910	$897,331

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014

Revenue:
Net revenue	$133,043	$108,118	$275,652	$218,482
Net revenue – related party	111,947	29,188	192,354	46,583

Total net revenue	244,990	137,306	468,006	265,065

Operating expenses:
Professional fees	61,149	46,785	122,455	93,094
Employee compensation expense	135,783	95,464	260,653	211,795
General and administrative expenses	10,717	46,801	55,029	102,585

Total operating expenses	207,649	189,050	438,137	407,474

Income / (loss) from operations	37,341	(51,744)	29,869	(142,409)

Other income / (expense):
Interest expense	(3,158)	(6,391)	(10,559)	(15,597)
Income / (loss) from investment in Paradise on Wings	6,035	(1,295)	21,108	2,913
Loss on settlement of litigation	-	-	(27,142)	-
Interest income – related party	180	6,837	2,758	6,837
Other income	-	45	-	45

Total other income / (expense)	3,057	(804)	(13,835)	(5,802)

Net income / (loss)	$40,398	$(52,548)	$16,034	$(148,211)

Net income / (loss) per share – basic and fully diluted	$0.01	$(0.01)	$0.00	$(0.02)

Weighted average number of shares outstanding – basic and fully diluted	6,501,035	6,455,224	6,493,729	6,317,181

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Statement of Stockholders’ Equity / (Deficit) (Unaudited)

			Additional	Stock	Stock
	Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Payable	Deficit	Total
Balance at December 28, 2014	6,362,464	$63,625	$3,564,309	$(170,000)	$289,452	$(3,866,889)	$(119,503)

Common stock issued for services	81,429	814	51,186	-	(24,794)	-	27,206
Common stock issued for settlement of litigation	57,142	571	16,571	-	(90,000)	-	(72,858)
Common stock issued for note receivable – related party	-	-	-	170,000	-	-	170,000
Net income	-	-	-	-	-	16,034	16,034

Balance at June 30, 2015	6,501,035	$65,010	$3,632,066	$-	$174,658	$(3,850,855)	$20,879

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.
Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30, 2015	June 29, 2014

Cash flows from operating activities

Net income / (loss)	$16,034	$(148,211)
Adjustments to reconcile net income / (loss) to net cash used by operating activities:
Stock issued for compensation and amortization of stock compensation expense	27,206	24,521
Imputed interest on no-interest loans	-	75
Loss on settlement of litigation	27,142	-
Changes in operating assets and liabilities:
Accounts receivable	(18,780)	(2,767)
Accounts receivable – related party	(9,887)	(21,959)
Notes receivable	2,084	7,500
Interest receivable -- related party	(2,758)	(6,837)
Deposits	(706)	-
Equity investment in Paradise on Wings	(21,108)	-
Accounts payable and accrued liabilities	36,985	(80,846)
Accrued liabilities – related party	(11,550)	(24,358)
Accrued interest	(9,515)	-
Advertising fund liabilities	(1,851)	29,801
Settlement agreements payable	(60,985)	5,620
Other current liabilities	(466)	1,132

Net cash used by operating activities	(28,155)	(216,329)

Cash flows from investing activities

Equity investment in Paradise on Wings	-	(400,000)
Issuance of notes receivable	-	(17,952)
Repayments of notes receivable	-	647
Issuance of notes receivable -- related party	(131,880)	-

Net cash used by investing activities	(131,880)	(417,305)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	-	682,301
Repayment of notes payable	(4,000)	-
Repayment of notes payable -- related party	(3,420)	-
Proceeds from stock subscriptions receivable	170,000	-

Net cash provided by financing activities	162,580	682,301

Net increase in cash and cash equivalents	2,545	48,667
Cash and cash equivalents, beginning of period	-	5,062

Cash and cash equivalents, end of period	$2,545	$53,729

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Equity investment in Paradise on Wings	$-	$400,000
Stock issued upon conversion of notes payable – related party	$-	$570,529
Stock issued for stock subscriptions payable	$49,452	$49,080
Stock issued for settlement of litigation	$90,000	$-

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

At June 30, 2015, the Company had 19 restaurants, of which 18 were Dick’s Wings & Grill full service restaurants and one was a Dick’s Wings Express limited service restaurant, and the Dick’s Wings concession stand at EverBank Field. Of the 19 restaurants, 15 were located in Florida and four were located in Georgia. The Company’s concession stand at EverBank Field is also located in Florida. All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stand at EverBank Field is licensed to a third-party operator.

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

The unaudited financial statements included in this report have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 28, 2014 included in the Company’s Annual Report on Form 10-K. The results of operations for the three- and six-month periods ended June 30, 2015 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Change in Fiscal Year

The Company has historically utilized a 52- or 53-week accounting period that ended on the last Sunday in December. Its fiscal year ended December 28, 2014 was comprised of 52 weeks.

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

A summary of the unaudited income statement of the Company for the three-day period beginning December 29, 2014 and ending December 31, 2014, along with a summary of the unaudited balance sheet of the Company at December 31, 2014, is set forth in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015.

Significant Accounting Policies

As of June 30, 2015, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014, had not changed materially.

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

The Company did not have any exercisable or convertible securities outstanding at June 30, 2015. As a result, basic net income per share was equal to diluted net income per share for the three- and six-month periods ended June 30, 2015.

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

Set forth below is a summary of the unaudited statement of operations of Paradise on Wings for the three- and six-month periods ended June 30, 2015 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$81,875	$176,242
Operating expenses	(69,806)	(134,027)
Net income	$12,069	$42,215

Company’s share of net income	$6,035	$21,108

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings as of June 30, 2015 and December 28, 2014 provided to the Company by Paradise on Wings.

Balance Sheet	June 30, 2015	December 28, 2014
Current assets	$143,543	$89,968
Equity investment	400,000	400,000
Note receivable	160,051	160,051
Total assets	$703,594	$650,019

Total liabilities	$54,660	$43,300
Equity	648,934	606,719
Total liabilities and equity	$703,594	$650,019

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Note 5. Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings. A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis as of June 30, 2015 and December 28, 2014:

	Level 1	Level 2	Level 3
Equity investments – June 30, 2015	$-0-	$839,653	$-0-
Equity investments – December 28, 2014	$-0-	$818,545	$-0-

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

Note 6. Commitments and Contingencies

Employment & Consulting Agreements

On July 12, 2013, the Company entered into a consulting agreement with Michael Rosenberger, who then served as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, pursuant to which Mr. Rosenberger agreed to assist the Company with its prior business and future business during a term beginning July 31, 2013 and ending December 31, 2013. In return, the Company agreed to pay Mr. Rosenberger $70,000 on July 31, 2013 and to make payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013. In the event the Company failed to make one or more of these payments to Mr. Rosenberger in the amounts and on the dates specified in the consulting agreement, ownership of the Trademarks would have reverted back to Moose River and the License Agreement would have continued in full force and effect. The consulting agreement became effective on July 31, 2013. All payments to Mr. Rosenberger were made in the amounts and on the dates specified in the consulting agreement. The Company recognized $1,699 of consulting expense in connection therewith during the three- and six-month periods ended June 28, 2014.

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

Note 7. Notes Receivable

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $1,251 and $2,085 were made against the loans during the three- and six-month periods ended June 30, 2015.

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

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $527 and $879 were made against the loan during the three- and six month periods ended June 30, 2015.

In October 2014, the Company loaned $3,700 to Yobe Acquisition, LLC (“Yobe Acquisition”). The loan is interest free and payable on demand. The loan was paid off in full by Blue Victory during the three-month period ended June 30, 2015. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In November and December 2014, the Company loaned a total of $16,800 to Quantum Leap QSR, LLC (“Quantum Leap”). The loan is interest free and payable on demand. The loan was paid off in full by Blue Victory during the three-month period ended June 30, 2015. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

During the three-month period ended June 30, 2015, the Company loaned a total of $150,480 to Blue Victory Holdings. The loan is interest free and payable on demand. No payments were made under the loan during the three-month period ended June 30, 2015.

The carrying value of the Company’s outstanding notes receivable was $159,386 at June 30, 2015. A total of $8,906 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company. The remaining balance of $150,480 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

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

Note 8. Debt Obligations

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $7,000 and $14,420 at June 30, 2015 and December 28, 2014, respectively, of which $7,000 and $11,000 was in default June 30, 2015 and December 28, 2014, respectively. Accrued interest under the Company’s outstanding promissory notes was $1,964 and $11,480 at June 30, 2015 and December 28, 2014, respectively.

A summary of the terms of the promissory notes that were outstanding during the six-month period ended June 30, 2015 and the year ended December 28, 2014 is provided below.

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes. The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, on June 30, 2015, a total original principal balance of $7,000 was outstanding under the two remaining notes. These notes are currently in default.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Between December 29, 2014 and March 31, 2015, the Company borrowed an additional $17,365 under the credit facility. Accordingly, as of March 31, 2015, the outstanding principal amount of the credit facility was $20,785. The loan was paid off in full by the Company during the three-month period ended June 30, 2015.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $7,000 and $14,420 at June 30, 2015 and December 28, 2014, respectively, as follows:

	June 30,	December 28,
	2015	2014
Notes payable – related party	$-0-	$3,420
Notes payable – in default	7,000	11,000
Total notes payable, net	$7,000	$14,420

Note 9. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at June 30, 2015 and December 28, 2014, respectively, of which 6,501,035 and 6,362,464 shares of common stock were outstanding at June 30, 2015 and December 28, 2014, respectively.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

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

On February 27, 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000. The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000. The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015. The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014. The investment was reflected in stock subscriptions receivable at December 28, 2014. As of December 28, 2014, a total of $170,000 remained outstanding under the promissory note. The promissory note was paid off in full by Mr. Kasturi during the six-month period ended June 30, 2015.

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

In January 2015, Richard Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. The Company recognized $548 of stock compensation expense in connection therewith during the six-month period ended June 30, 2015. The Company also recognized $24,658 of stock compensation expense during the six-month period ended June 30, 2015 in connection with the vesting of the shares of common stock to be issued to Mr. Akam on January 1, 2016 under the terms of his employment agreement with the Company.

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

In February 2015, the Company issued 10,000 shares of its common stock to one of its non-executive employees as incentive compensation. The Company recognized $2,000 of stock compensation expense in connection therewith during the six-month period ended June 30, 2015.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Note 10. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- and six-month periods ended June 30, 2015 and the year ended December 28, 2014, and no stock options or warrants were exercised or outstanding during the three- and six-month periods ended June 30, 2015 and the year ended December 28, 2014.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In July 2013, the Company entered into a sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership. The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated revenue of $6,000 and $12,000 from DWG Acquisitions under the concession agreement during the three-and six-month periods ended June 30, 2015, $9,864 of which was reflected in accounts receivable at June 30, 2015.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory. Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory. The Company had total loans of $3,420 outstanding under the credit facility as of December 28, 2014.  The Company did not have any loans outstanding under the credit facility at June 30, 2015. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $17,779 and $35,105 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2015.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In February 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000. The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000. The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015. The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014. Mr. Kasturi owns approximately 8.9% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory. A description of the transaction is set forth herein under Note 9. Capital Stock.

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $23,402 and $50,267 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2015.

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

In November and December 2014, the Company loaned a total of $16,800 to Quantum Leap. The loan was interest free and payable on demand. Ketan Pandya is a director of the Company and owns approximately 70% of the equity interests in Quantum Leap. He also serves as the managing member of Quantum Leap. A description of the loan is set forth herein under Note 7. Notes Receivable.

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $13,788 and $33,205 in royalties from DWG Acquisitions under the agreement during the three-and six-month periods ended June 30, 2015.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $19,502 and $19,717 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2015.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $265 in royalties from DWG Acquisitions under the agreement during the three-month period ended June 30, 2015.

During the three-month period ended June 30, 2015, the Company loaned a total of $150,480 to Blue Victory Holdings. The loan is interest free and payable on demand. A description of the loan is set forth herein under Note 7. Notes Receivable.

Note 13. Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. vs. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County. In the complaint, the Company alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings. In early 2010, Cala breached the terms of the settlement agreement, relieving the Company of any further obligations under the settlement agreement. The Company made total payments of $40,000 under the settlement agreement prior to the breach by Cala. Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at June 30, 2015 and December 28, 2014.

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at June 30, 2015 and December 28, 2014. Interest expense in the amount of $2,810 and $5,682 was accrued on the outstanding balance of the settlement agreement payable during the three- and six month periods ended June 30, 2015. The interest expense was credited to settlement agreements payable.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In April 2012, a legal proceeding entitled J. David Eberle vs. American Restaurant Concepts, Inc. was filed with the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida. In the complaint, J. David Eberle, one of the Company’s former employees, alleged damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08.  In January 2014, the Company entered into a settlement agreement and release with Mr. Eberle pursuant to which the Company agreed to pay Mr. Eberle $100,000, such amount to be paid in six monthly payments of $16,667 beginning March 1, 2015, and agreed to issue 57,142 shares of its common stock to Mr. Eberle. In consideration thereof, Mr. Eberle agreed to release the Company from any and all claims that were asserted or that could have been asserted by Eberle in the legal proceeding, and the complaint was dismissed with prejudice. The Company recognized a loss on the settlement of litigation of $27,142 in connection therewith. This settlement was accrued in settlement agreements payable at June 30, 2015 and the loss was reflected in other expense.

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

Note 14. Subsequent Events

In August 2015, the Company issued 20,000 shares of its common stock to one of its non-executive employees as incentive compensation.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to fund our future growth and implement our business strategy;

•	market acceptance of our restaurants and products;

•	food safety issues and other health concerns;

•	the cost of food and other commodities;

•	shortages or interruptions in the availability and delivery of food and other supplies;

•	our ability to maintain and increase the value of our Dick’s Wings® brand;

•	changes in consumer preferences;

•	our ability to identify, attract and retain qualified franchisees;

•	our franchisees’ ability to identify suitable restaurant sites and open new restaurants;

•	our franchisees’ ability to open new restaurants and operate them in a profitable manner;

•	our limited control over the activities of our franchisees;

•	our ability to identify, acquire and integrate new restaurant brands and businesses;

•	our ability to comply with applicable federal, state and local laws and regulations;

•	our ability to protect our trademarks and other intellectual property;

•	competition and consolidation in the restaurant industry;

•	the effects of litigation on our business;

•	the condition of the securities and capital markets generally;

•	economic conditions in the jurisdictions in which we operate and nationally;

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

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill restaurants, which are full service restaurants, and our Dick’s Wings Express restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like our two Dick’s Wings concession stands that we have in the “Bud Light Party Zone” at EverBank Field. We currently have 19 restaurants, of which 18 are Dick’s Wings & Grill full service restaurants and one is a Dick’s Wings Express limited service restaurant, and our Dick’s Wings concession stand at EverBank Field. Of our 19 restaurants, 15 are located in Florida and four are located in Georgia. Our concession stands at EverBank Field is also located in Florida. All of our restaurants are owned by franchisees, and our concession stands at EverBank Field are licensed to a third-party operator.

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

Financial Results

We achieved revenue of $244,990 for the three-month period ended June 30, 2015, compared to $137,306 for the three-month period ended June 29, 2014, representing an increase of approximately 78%. Our total operating expenses increased $18,599 to $207,649 for the three-month period ended June 30, 2015, compared to $189,050 for the three-month period ended June 29, 2014. Net income was $40,398 for the three-month period ended June 30, 2015, compared to a net loss of $52,548 for the three-month period ended June 29, 2014. Our total assets increased $185,579 to $1,082,910 at June 30, 2015 from $897,331 at December 28, 2014, and our total debt decreased $7,420 to $7,000 at June 30, 2015 from $14,420 at December 28, 2014. We had stockholders’ equity of $20,879 at June 30, 2015 compared to a stockholders’ deficit of $119,503 at December 28, 2014. We generated negative cash flows from operations of $28,155 during the six-month period ended June 30, 2015 compared to negative cash flows from operations of $216,329 during the six-month period ended June 29, 2014, representing a decrease of $188,174.

Outlook

We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire interests in other restaurant brands, and as the economy continues to improve. We expect net income to increase during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through our 50% ownership interest in Paradise on Wings. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 28, 2014 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 28, 2014 under the caption ”Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and in our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended June 30, 2015 and June 29, 2014

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees. Revenue increased $107,684 to $244,990 for the three-month period ended June 30, 2015 from $137,306 for the three-month period ended June 29, 2014. The increase of $107,684 was due primarily to an increase of $61,524 for royalties and $45,000 for franchise fees. Our royalties were positively impacted by increased sales by our franchisees at our existing restaurants, sales by franchisees at new restaurants that opened during the past 12 months, and operational improvements that we implemented at each of our franchisees’ restaurants. Our franchise fees increased as a result of the opening of new Dicks Wings restaurants. We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees increased $14,364 to $61,149 for the three-month period ended June 30, 2015 from $46,785 for the three-month period ended June 29, 2014. The increase of $14,364 was due primarily to an increase of $13,097 for consulting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense. Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes. Employee compensation expense increased $40,319 to $135,783 for the three-month period ended June 30, 2015 from $95,464 for the three-month period ended June 29, 2014. The increase of $40,319 was due primarily to increases of $20,464 for salaries and $16,500 for bonuses. We expect employee compensation expense to continue to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $36,084 to $10,717 for the three-month period ended June 30, 2015 from $46,801 for the three-month period ended June 29, 2014. The decrease of $36,084 was due primarily to a decrease of $27,273 for investor relations and shareholder meeting expenses. We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we have incurred, and imputed interest on no-interest loans that have been made to us. Interest expense decreased $3,233 to $3,158 for the three-month period ended June 30, 2015 from $6,391 for the three-month period ended June 29, 2014. The decrease of $3,233 was due to a decrease in the amount of interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings, Inc. (“Blue Victory Holdings”). A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements. We expect interest expense to fluctuate during the next 12 months as we continue to borrow and repay loans under our credit facility with Blue Victory Holdings.

Income / (Loss) From Investment in Paradise on Wings

Income / (loss) from investment in Paradise on Wings consists of our share of the income and loss from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Income from investment in Paradise on Wings increased $7,330 to $6,035 for the three-month period ended June 30, 2015 from a loss from investment in Paradise on Wings of $1,295 for the three-month period ended June 29, 2014. The increase of $7,330 was primarily due to an increase of sales by Paradise on Wings. A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements. We expect to recognize additional income, and may incur losses, from our investment in Paradise on Wings during the next 12 months. The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Net Income / (Loss)

We generated net income of $40,398 during the three-month period ended June 30, 2015 compared to a net loss of $52,548 during the three-month period ended June 29, 2014. The difference of $92,946 was due primarily to an increase of $107,684 for revenue and a decrease of $36,084 for general and administrative expenses. This was partially offset by increases of $40,319 for employee compensation expense and $14,364 for professional fees. We expect net income to increase during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through our 50% ownership interest in Paradise on Wings.

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

Comparison of the Six-Month Periods Ended June 30, 2015 and June 29, 2014

Revenue

Revenue increased $202,941 to $468,006 for the six-month period ended June 30, 2015 from $265,065 for the six-month period ended June 29, 2014. The increase of $202,941 was due primarily to an increase of $126,242 for royalties and $75,000 for franchise fees. Our royalties were positively impacted by increased sales by our franchisees at our existing restaurants, sales by franchisees at new restaurants that opened during the past 12 months, and operational improvements that we implemented at each of our franchisees’ restaurants. Our franchise fees increased as a result of the opening of new Dicks Wings restaurants.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees. Professional fees increased $29,361 to $122,455 for the six-month period ended June 30, 2015 from $93,094 for the six-month period ended June 29, 2014. The increase of $29,361 was due primarily to an increase of $19,809 for consulting fees.

Employee Compensation Expense. Employee compensation expense increased $48,858 to $260,653 for the six-month period ended June 30, 2015 from $211,795 for the six-month period ended June 29, 2014. The increase of $48,858 was due primarily to increases of $22,908 for salaries and $25,000 for bonuses.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $47,556 to $55,029 for the six-month period ended June 30, 2015 from $102,585 for the six-month period ended June 29, 2014. The decrease of $47,556 was due primarily to a decrease of $30,616 for investor relations and shareholder expenses and $6,978 for marketing and advertising expenses.

Interest Expense

Interest expense decreased $5,038 to $10,559 for the six-month period ended June 30, 2015 from $15,597 for the six-month period ended June 29, 2014. The decrease of $5,038 was due to a decrease in the amount of interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings increased $18,195 to $21,108 for the six-month period ended June 30, 2015 from $2,913 for the six-month period ended June 29, 2014. The increase of $18,195 was primarily due to an increase of sales by Paradise on Wings.

Loss on Settlement of Litigation

Loss on the settlement of litigation consists of the loss that we incurred in connection with the settlement agreement that we entered into with J. David Eberle in January 2015. We recognized loss on the settlement of litigation of $27,142 during the six-month period ended June 30, 2015. We did not recognize any loss on the settlement of litigation during the six-month period ended June 29, 2014. A summary of the terms of our settlement agreement with Mr. Eberle is set forth under Part II – Other Information – Item 1. Legal Proceedings in this report. We may incur additional losses on the settlement of litigation during the next 12 months.

Net Income / (Loss)

We generated net income of $16,034 during the six-month period ended June 30, 2015 compared to a net loss of $148,211 during the six-month period ended June 29, 2014. The difference of $164,245 was due primarily to an increase of $202,941 for revenue and a decrease of $47,556 for general and administrative expenses. This was partially offset by increases of $48,858 for employee compensation expense, $27,142 for loss on settlement of litigation and $29,361 for professional fees.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $28,155 during the six-month period ended June 30, 2015 compared to net cash used by operating activities of $216,329 during the six-month period ended June 29, 2014. The decrease of $188,174 due primarily to increases of $164,245 for net income, $130,639 for accounts payable and accrued liabilities, and $27,142 for loss on settlement of litigation. This was partially offset by decreases of $66,605 for settlement agreements payable, $21,108 for equity investment in Paradise on Wings, and $31,652 for advertising fund liabilities.

Net cash used by investing activities was $131,880 during the six-month period ended June 30, 2015 compared to $417,305 during the six-month period ended June 29, 2014. The decrease of $285,425 was due primarily to a decrease of $400,000 for our equity investment in Paradise on Wings, partially offset by an increase of $131,880 for issuance of notes receivable.

Net cash provided by financing activities was $162,580 during the six-month period ended June 30, 2015 compared to $682,301 during the six-month period ended June 29, 2014. The decrease of $519,721 was due primarily to a decrease of $682,301 for the issuance of notes payable to related parties, partially offset by an increase of $170,000 for proceeds from stock subscriptions receivable.

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

On February 27, 2014, we entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of our common stock for $340,000. Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000. The promissory note was unsecured, accrued interest at a rate of 6% per annum, and had a maturity date of March 31, 2015. The principal and interest were payable in four equal quarterly installments of $85,000 beginning June 30, 2014. The final quarterly installment of $85,000 was paid by Mr. Kasturi during April 2015.

Between January 22, 2014 and June 29, 2014, we borrowed an additional $237,410 under our credit facility from Blue Victory Holdings, and between June 30, 2014 and December 28, 2014, we repaid $233,990 under the credit facility. Accordingly, as of December 28, 2014, the outstanding principal amount of the credit facility was $3,420.

Between December 29, 2014 and March 31, 2015, we borrowed an additional $17,365 under our credit facility from Blue Victory Holdings. Between April 1, 2015 and June 30, 2015, we paid off the outstanding balance of the credit facility in full. Accordingly, as of June 30, 2015, we did not have any principal outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.   Controls and Procedures.

As of June 30, 2015, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARC GROUP, INC.

Date: September 14, 2015	/s/ Daniel Slone
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