Form 10-Q
period 2015-09-30
ARC Group, Inc.
filed 2015-11-16
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015

or

☐	Transition report PURSUANT TO Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ___________ to ______________

Commission File No. 000-54226

ARC GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3649554
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,521,035 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on November 13, 2015.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Balance Sheets

	September 30,	December 28,
	2015	2014
	(Unaudited)

Assets

Cash and cash equivalents	$9,650	$-
Accounts receivable, net	17,329	-
Accounts receivable, net – related party	103,152	43,033
Notes receivable – related party	51,108	18,600
Interest receivable	7,821	5,063

Total current assets	189,060	66,696

Deposits	1,806	1,100
Notes receivable, net of current portion	8,072	10,990
Equity investment in Paradise on Wings	844,931	818,545

Total assets	$1,043,869	$897,331

Liabilities and stockholders' equity / (deficit)

Accounts payable and accrued expenses	$493,642	$495,765
Accrued expenses – related party	19,825	17,898
Accrued interest	2,069	11,480
Advertising fund liabilities	4,382	31,474
Settlement agreements payable	449,580	441,056
Notes payable – related party	-	3,420
Notes payable – in default	7,000	11,000
Other current liabilities	3,602	4,741

Total current liabilities	980,100	1,016,834

Total liabilities	980,100	1,016,834

Stockholders' equity / (deficit):

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,521,035 and 6,362,464 shares issued and outstanding at September 30, 2015 and December 28, 2014, respectively	65,210	63,625
Additional paid-in capital	3,638,466	3,564,309
Stock subscriptions receivable	-	(170,000)
Stock subscriptions payable	187,260	289,452
Accumulated deficit	(3,827,167)	(3,866,889)

Total stockholders' equity / (deficit)	63,769	(119,503)

Total liabilities and stockholders' equity / (deficit)	$1,043,869	$897,331

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014

Revenue:
Net revenue	$125,034	$102,367	$400,686	$320,849
Net revenue – related party	124,329	39,544	316,683	86,127

Total net revenue	249,363	141,911	717,369	406,976

Operating expenses:
Professional fees	19,503	40,786	141,958	133,880
Employee compensation expense	175,713	105,731	436,366	317,526
General and administrative expenses	32,790	35,977	87,819	138,562

Total operating expenses	228,006	182,494	666,143	589,968

Income / (loss) from operations	21,357	(40,583)	51,226	(182,992)

Other income / (expense):
Interest expense	(2,946)	(5,435)	(13,505)	(21,032)
Income from investment in Paradise on Wings	5,277	6,351	26,385	9,265
Loss on settlement of litigation	-	-	(27,142)	-
Interest income – related party	-	2,550	2,758	9,386
Other expense	-	(10,445)	-	(10,400)

Total other income / (expense)	2,331	(6,979)	(11,504)	(12,781)

Net income / (loss)	$23,688	$(47,562)	$39,722	$(195,773)

Net income / (loss) per share – basic and fully diluted	$0.00	$(0.01)	$0.01	$(0.03)

Weighted average number of shares outstanding – basic and fully diluted	6,509,078	6,312,464	6,498,846	6,363,195

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statement of Stockholders' Equity / (Deficit) (Unaudited)

			Additional	Stock	Stock
	Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Payable	Deficit	Total
Balance at December 28, 2014	6,362,464	$63,625	$3,564,309	$(170,000)	$289,452	$(3,866,889)	$(119,503)

Common stock issued for services	101,429	1,014	57,586	-	(12,192)	-	46,408
Common stock issued for settlement of litigation	57,142	571	16,571	-	(90,000)	-	(72,858)
Common stock issued for note receivable – related party	-	-	-	170,000	-	-	170,000
Net income	-	-	-	-	-	39,722	39,722
Balance at September 30, 2015	6,521,035	$65,210	$3,638,466	$-	$187,260	$(3,827,167)	$63,769

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 28, 2014

Cash flows from operating activities

Net income / (loss)	$39,722	$(195,773)
Adjustments to reconcile net income / (loss) to net cash used by operating activities:
Stock issued for compensation and amortization of stock compensation expense	46,408	37,907
Imputed interest on no-interest loans	-	75
Loss on settlement of litigation	27,142	-
Changes in operating assets and liabilities:
Accounts receivable	(17,329)	5,198
Accounts receivable – related party	(43,674)	9,390
Notes receivable	2,918	7,500
Interest receivable – related party	(2,758)	(2,513)
Deposits	(706)	-
Equity investment in Paradise on Wings	(26,385)	(9,265)
Accounts payable and accrued liabilities	(2,123)	(64,508)
Accrued liabilities – related party	84,853	(12,156)
Accrued interest	(9,411)	-
Advertising fund liabilities	(27,092)	25,490
Settlement agreements payable	(91,476)	8,431
Other current liabilities	(1,139)	1,274

Net cash used by operating activities	(21,050)	(188,950)

Cash flows from investing activities

Equity investment in Paradise on Wings	-	(400,000)
Issuance of notes receivable	-	(17,952)
Repayments of notes receivable	-	19,919
Repayments of notes receivable - related party	(99,372)	-
Issuance of notes receivable – related party	(32,508)	-

Net cash used by investing activities	(131,880)	(398,033)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	-	682,301
Repayment of notes payable	(4,000)	-
Repayment of notes payable – related party	(3,420)	(212,458)
Proceeds from stock subscriptions receivable	170,000	170,000

Net cash provided by financing activities	162,580	639,843

Net increase in cash and cash equivalents	9,650	52,860
Cash and cash equivalents, beginning of period	-	5,062

Cash and cash equivalents, end of period	$9,650	$57,922

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Equity investment in Paradise on Wings	$-	$400,000
Stock issued upon conversion of notes payable – related party	$-	$570,529
Stock issued for stock subscriptions payable	$49,452	$49,080
Stock issued for settlement of litigation	$90,000	$-

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

At September 30, 2015, the Company had 20 restaurants, of which 19 were Dick’s Wings & Grill full service restaurants and one was a Dick’s Wings Express limited service restaurant, and the two Dick’s Wings concession stands at EverBank Field. Of the 20 restaurants, 16 were located in Florida and four were located in Georgia. The Company’s concession stands at EverBank Field are also located in Florida. All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stands at EverBank Field is licensed to a third-party operator.

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

The unaudited financial statements included in this report have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 28, 2014 included in the Company’s Annual Report on Form 10-K. The results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Significant Accounting Policies

As of September 30, 2015, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2014, had not changed materially.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at September 28, 2014 were excluded from the computation of diluted net loss per share for the three- and nine-month periods ended September 28, 2014 because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the three- and nine-month periods ended September 28, 2014.

The Company did not have any exercisable or convertible securities outstanding at September 30, 2015. As a result, basic net income per share was equal to diluted net income per share for the three- and nine-month periods ended September 30, 2015.

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

Set forth below is a summary of the unaudited statement of operations of Paradise on Wings for the three- and nine-month periods ended September 30, 2015 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue	$82,645	$258,887
Operating expenses	(72,090)	(206,117)
Net income	$10,555	$52,770

Company’s share of net income	$5,277	$26,385

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings as of September 30, 2015 and December 28, 2014 provided to the Company by Paradise on Wings.

Balance Sheet	September 30, 2015	December 28, 2014
Current assets	$151,566	$89,968
Equity investment	400,000	400,000
Note receivable	160,051	160,051
Total assets	$711,617	$650,019

Total liabilities	$52,228	$43,300
Equity	659,389	606,719
Total liabilities and equity	$711,617	$650,019

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Note 5. Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings. A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis as of September 30, 2015 and December 28, 2014:

	Level 1	Level 2	Level 3
Equity investments – September 30, 2015	$-0-	$844,931	$-0-
Equity investments – December 28, 2014	$-0-	$818,545	$-0-

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

Note 6. Commitments and Contingencies

Employment & Consulting Agreements

On July 12, 2013, the Company entered into a consulting agreement with Michael Rosenberger, who then served as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, pursuant to which Mr. Rosenberger agreed to assist the Company with its prior business and future business during a term beginning July 31, 2013 and ending December 31, 2013. In return, the Company agreed to pay Mr. Rosenberger $70,000 on July 31, 2013 and to make payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013. In the event the Company failed to make one or more of these payments to Mr. Rosenberger in the amounts and on the dates specified in the consulting agreement, ownership of the Trademarks would have reverted back to Moose River, Inc. and the License Agreement would have continued in full force and effect. The consulting agreement became effective on July 31, 2013. All payments to Mr. Rosenberger were made in the amounts and on the dates specified in the consulting agreement. The Company recognized $1,699 of consulting expense in connection therewith during the three- and nine-month periods ended September 28, 2014.

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

Note 7. Notes Receivable

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $482 and $2,567 were made against the loans during the three- and nine-month periods ended September 30, 2015.

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

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $352 and $1,231 were made against the loan during the three- and nine-month periods ended September 30, 2015.

In October 2014, the Company loaned $3,700 to Yobe Acquisition, LLC (“Yobe Acquisition”). The loan is interest free and payable on demand. The loan was paid off in full by Blue Victory during the nine-month period ended September 30, 2015. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In November and December 2014, the Company loaned a total of $16,800 to Quantum Leap QSR, LLC (“Quantum Leap”). The loan is interest free and payable on demand. The loan was paid off in full by Blue Victory during the nine-month period ended September 30, 2015. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

During the nine-month period ended September 30, 2015, the Company loaned a total of $150,480 to Blue Victory Holdings. The loan is interest free and payable on demand. Payments in the amount of $99,372 were made by Blue Victory Holdings during the nine-month period ended September 30, 2015. The outstanding balance of the loan was $51,108 at September 30, 2015.

The carrying value of the Company’s outstanding notes receivable was $59,180 at September 30, 2015. A total of $8,072 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company. The remaining balance of $51,108 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Note 8. Debt Obligations

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $7,000 and $14,420 at September 30, 2015 and December 28, 2014, respectively, of which $7,000 and $11,000 was in default September 30, 2015 and December 28, 2014, respectively. Accrued interest under the Company’s outstanding promissory notes was $2,069 and $11,480 at September 30, 2015 and December 28, 2014, respectively.

A summary of the terms of the promissory notes that were outstanding during the nine-month period ended September 30, 2015 and the year ended December 28, 2014 is provided below.

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes. The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, on September 30, 2015, a total original principal balance of $7,000 was outstanding under the two remaining notes. These notes are currently in default.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

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

Between December 29, 2014 and March 31, 2015, the Company borrowed an additional $17,365 under the credit facility. Accordingly, as of March 31, 2015, the outstanding principal amount of the credit facility was $20,785. The loan was paid off in full by the Company during the nine-month period ended September 30, 2015

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $7,000 and $14,420 at September 30, 2015 and December 28, 2014, respectively, as follows:

	September 30,	December 28,
	2015	2014
Notes payable – related party	$-0-	$3,420
Notes payable – in default	7,000	11,000
Total notes payable, net	$7,000	$14,420

Note 9. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at September 30, 2015 and December 28, 2014, respectively, of which 6,521,035 and 6,362,464 shares of common stock were outstanding at September 30, 2015 and December 28, 2014, respectively.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

On February 27, 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000. The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000. The promissory note is unsecured, accrues interest at a rate of 6% per annum, and has a maturity date of March 31, 2015. The principal and interest are payable in four equal quarterly installments of $85,000 beginning June 30, 2014. The investment was reflected in stock subscriptions receivable at December 28, 2014. As of December 28, 2014, a total of $170,000 remained outstanding under the promissory note. The promissory note was paid off in full by Mr. Kasturi during the nine-month period ended September 30, 2015.

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

In January 2015, Richard Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $548 of stock compensation expense in connection therewith during the nine-month period ended September 30, 2015. The Company also recognized $12,603 and 37,260 of stock compensation expense during the three- and nine-month periods ended September 30, 2015 in connection with the vesting of the shares of common stock to be issued to Mr. Akam on January 1, 2016 under the terms of his employment agreement with the Company.

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

In February 2015, the Company issued 10,000 shares of its common stock to one of its non-executive employees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $2,000 of stock compensation expense in connection therewith during the nine-month period ended September 30, 2015.

In August 2015, the Company issued 20,000 shares of its common stock to one of its non-executive employees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $6,600 of stock compensation expense in connection therewith during the three- and nine-month periods September 30, 2015.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Note 10. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- and nine-month periods ended September 30, 2015 and the year ended December 28, 2014, and no stock options or warrants were exercised or outstanding during the three- and nine-month periods ended September 30, 2015 and the year ended December 28, 2014.

Note 11. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2015 and December 28, 2014, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2015 and December 28, 2014, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In July 2013, the Company entered into a three-year sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership for a concession stand to be located at EverBank Field in Jacksonville, Florida. The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. In July 2015, The Company extended its sponsorship agreement with the Jaguars by an additional two years and amended its subcontractor concession agreement with Levy to include a second concession stand at EverBank Field. The Company subsequently assigned all of its rights and obligations under the amended concession agreement to DWG Acquisitions. The Company maintained the fee paid to DWG Acquisitions at $2,000 per month. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated revenue of $5,940 and $18,000 from DWG Acquisitions under the concession agreement during the three-and nine-month periods ended September 30, 2015.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory. Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory. The Company had total loans of $3,420 outstanding under the credit facility as of December 28, 2014.  The Company did not have any loans outstanding under the credit facility at September 30, 2015. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $17,335 and $52,440 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2015.

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

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $24,141 and $74,408 in royalties from DWG Acquisitions under the agreement during the three-and nine-month periods ended September 30, 2015.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $12,652 and $45,857 in royalties from DWG Acquisitions under the agreement during the three-and nine-month periods ended September 30, 2015.

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $13,537 and $33,254 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2015.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $20,434 and 20,700 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2015.

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.9% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $231 in royalties from DWG Acquisitions under the agreement during the three-month period ended September 30, 2015.

During the three-month period ended September 30, 2015, the Company loaned a total of $150,480 to Blue Victory Holdings. The loan is interest free and payable on demand. A description of the loan is set forth herein under Note 7. Notes Receivable.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Note 13. Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. vs. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County. In the complaint, the Company alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings. In early 2010, Cala breached the terms of the settlement agreement, relieving the Company of any further obligations under the settlement agreement. The Company made total payments of $40,000 under the settlement agreement prior to the breach by Cala. Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at September 30, 2015 and December 28, 2014.

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at September 30, 2015 and December 28, 2014. Interest expense in the amount of $2,841 and $8,523 was accrued on the outstanding balance of the settlement agreement payable during the three- and nine-month periods ended September 30, 2015. The interest expense was credited to settlement agreements payable.

In April 2012, a legal proceeding entitled J. David Eberle vs. American Restaurant Concepts, Inc. was filed with the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida. In the complaint, J. David Eberle, one of the Company’s former employees, alleged damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08.  In January 2014, the Company entered into a settlement agreement and release with Mr. Eberle pursuant to which the Company agreed to pay Mr. Eberle $100,000, such amount to be paid in six monthly payments of $16,667 beginning March 1, 2015, and agreed to issue 57,142 shares of its common stock to Mr. Eberle. In consideration thereof, Mr. Eberle agreed to release the Company from any and all claims that were asserted or that could have been asserted by Eberle in the legal proceeding, and the complaint was dismissed with prejudice. The Company recognized a loss on the settlement of litigation of $27,142 in connection therewith. This settlement was accrued in settlement agreements payable at September 30, 2015 and the loss was reflected in other expense.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of approximately $194,000 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. This case was dismissed in September 2015.

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

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and our Dick’s Wings Express restaurants, which are limited service restaurants that focus on take-out orders, as well as non-traditional units like our two Dick’s Wings concession stands that we have at EverBank Field. We currently have 20 restaurants, of which 19 are Dick’s Wings & Grill full service restaurants and one is a Dick’s Wings Express limited service restaurant, and our two Dick’s Wings concession stands at EverBank Field. Of our 20 restaurants, 16 are located in Florida and four are located in Georgia. Our concession stands at EverBank Field are also located in Florida. All of our restaurants are owned by franchisees, and our concession stands at EverBank Field are licensed to a third-party operator.

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

Financial Results

We achieved revenue of $249,363 for the three-month period ended September 30, 2015, compared to $141,911 for the three-month period ended September 28, 2014, representing an increase of approximately 76%. Our total operating expenses increased $45,512 to $228,006 for the three-month period ended September 30, 2015, compared to $182,494 for the three-month period ended September 28, 2014. Net income was $23,688 for the three-month period ended September 30, 2015, compared to a net loss of $47,562 for the three-month period ended September 28, 2014. Our total assets increased $146,538 to $1,043,869 at September 30, 2015 from $897,331 at December 28, 2014, and our total debt decreased $7,420 to $7,000 at September 30, 2015 from $14,420 at December 28, 2014. We had stockholders’ equity of $63,769 at September 30, 2015 compared to a stockholders’ deficit of $119,503 at December 28, 2014. We generated negative cash flows from operations of $21,050 during the nine-month period ended September 30, 2015 compared to negative cash flows from operations of $188,950 during the nine-month period ended September 28, 2014, representing a decrease of $167,900.

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

Comparison of the Three-Month Periods Ended September 30, 2015 and September 28, 2014

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees. Revenue increased $107,452 to $249,363 for the three-month period ended September 30, 2015 from $141,911 for the three-month period ended September 28, 2014. The increase of $107,392 was due primarily to an increase of $77,331 for royalties and $30,000 for franchise fees. Our royalties were positively impacted by increased sales by our franchisees at our existing restaurants, sales by franchisees at new restaurants that opened during the past 12 months, and operational improvements that we implemented at each of our franchisees’ restaurants. Our franchise fees increased as a result of the opening of new Dicks Wings restaurants. We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees decreased $21,283 to $19,503 for the three-month period ended September 30, 2015 from $40,786 for the three-month period ended September 28, 2014. The decrease of $21,283 was due primarily to a decrease of $15,380 for consulting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense. Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes. Employee compensation expense increased $69,982 to $175,713 for the three-month period ended September 30, 2015 from $105,731 for the three-month period ended September 28, 2014. The increase of $69,982 was due primarily to increases of $24,732 for salaries and $34,250 for bonuses. We expect employee compensation expense to continue to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $3,187 to $32,790 for the three-month period ended September 30, 2015 from $35,977 for the three-month period ended September 28, 2014. The decrease of $3,187 was due primarily to a decrease of $11,658 for investor relations and shareholder meeting expenses, partially offset by an increase of $5,347 for marketing and advertising expenses. We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we have incurred, and imputed interest on no-interest loans that have been made to us. Interest expense decreased $2,489 to $2,946 for the three-month period ended September 30, 2015 from $5,435 for the three-month period ended September 28, 2014. The decrease of $2,489 was due to a decrease in the amount of interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings, Inc. (“Blue Victory Holdings”). A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements. We expect interest expense to fluctuate during the next 12 months as we continue to borrow and repay loans under our credit facility with Blue Victory Holdings.

Income / (Loss) From Investment in Paradise on Wings

Income / (loss) from investment in Paradise on Wings consists of our share of the income and loss from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Income from investment in Paradise on Wings decreased $1,074 to $5,277 for the three-month period ended September 30, 2015 from $6,351 for the three-month period ended September 28, 2014. The decrease of $1,074 was primarily due to decrease in sales by Paradise on Wings. A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements. We expect to recognize additional income, and may incur losses, from our investment in Paradise on Wings during the next 12 months. The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Net Income / (Loss)

We generated net income of $23,688 during the three-month period ended September 30, 2015 compared to a net loss of $47,562 during the three-month period ended September 28, 2014. The difference of $71,250 was due primarily to an increase of $107,452 for revenue and a decrease of $21,283 for professional fees. This was partially offset by an increase of $69,982 for employee compensation expense. We expect net income to increase during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through our 50% ownership interest in Paradise on Wings.

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

Comparison of the Nine-Month Periods Ended September 30, 2015 and September 28, 2014

Revenue

Revenue increased $310,393 to $717,369 for the nine-month period ended September 30, 2015 from $406,976 for the nine-month period ended September 28, 2014. The increase of $310,393 was due primarily to an increase of $203,343 for royalties and $105,000 for franchise fees. Our royalties were positively impacted by increased sales by our franchisees at our existing restaurants, sales by franchisees at new restaurants that opened during the past 12 months, and operational improvements that we implemented at each of our franchisees’ restaurants. Our franchise fees increased as a result of the opening of new Dicks Wings restaurants.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees. Professional fees increased $8,078 to $141,958 for the nine-month period ended September 30, 2015 from $133,880 for the nine-month period ended September 28, 2014. The increase of $8,078 was due primarily to an increase of $4,429 for consulting fees.

Employee Compensation Expense. Employee compensation expense increased $118,840 to $436,366 for the nine-month period ended September 30, 2015 from $317,526 for the nine-month period ended September 28, 2014. The increase of $118,840 was due primarily to increases of $47,640 for salaries and $59,250 for bonuses.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $50,743 to $87,819 for the nine-month period ended September 30, 2015 from $138,562 for the nine-month period ended September 28, 2014. The decrease of $50,743 was due primarily to a decrease of $47,311 for investor relations and shareholder expenses.

Interest Expense

Interest expense decreased $7,527 to $13,505 for the nine-month period ended September 30, 2015 from $21,032 for the nine-month period ended September 28, 2014. The decrease of $7,527 was due primarily to a decrease in the amount of interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings increased $17,120 to $26,385 for the nine-month period ended September 30, 2015 from $9,265 for the nine-month period ended September 28, 2014. The increase of $17,120 was primarily due to an increase of sales by Paradise on Wings.

Loss on Settlement of Litigation

Loss on the settlement of litigation consists of the loss that we incurred in connection with the settlement agreement that we entered into with J. David Eberle in January 2015. We recognized loss on the settlement of litigation of $27,142 during the nine-month period ended September 30, 2015. We did not recognize any loss on the settlement of litigation during the nine-month period ended September 28, 2014. A summary of the terms of our settlement agreement with Mr. Eberle is set forth under Part II – Other Information – Item 1. Legal Proceedings in this report. We may incur additional losses on the settlement of litigation during the next 12 months.

Net Income / (Loss)

We generated net income of $39,722 during the nine-month period ended September 30, 2015 compared to a net loss of $195,773 during the nine-month period ended September 28, 2014. The difference of $235,495 was due primarily to an increase of $310,393 for revenue and a decrease of $50,743 for general and administrative expenses. This was partially offset by increases of $118,840 for employee compensation expense and $27,142 for loss on settlement of litigation.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $21,050 during the nine-month period ended September 30, 2015 compared to net cash used by operating activities of $188,950 during the nine-month period ended September 28, 2014. The decrease of $167,900 was due primarily to increases of $235,495 for net income, $159,394 for accounts payable and accrued liabilities, and $27,142 for loss on settlement of litigation. This was partially offset by decreases of $99,907 for settlement agreements payable, $17,120 for equity investment in Paradise on Wings, $75,591 for accounts receivable and $52,582 for advertising fund liabilities.

Net cash used by investing activities was $131,880 during the nine-month period ended September 30, 2015 compared to $398,033 during the nine-month period ended September 28, 2014. The decrease of $233,645 was due to a decrease of $400,000 for our equity investment in Paradise on Wings. This was partially offset by an increase $14,556 for the issuance of notes receivable and a decrease of $119,291 for the repayment of notes receivable

Net cash provided by financing activities was $162,580 during the nine-month period ended September 30, 2015 compared to $639,843 during the nine-month period ended September 28, 2014. The decrease of $477,263 was due to a decrease of $682,301 for the issuance of notes payable to related parties, partially offset by an increase of $205,038 for repayments of notes payable.

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

Between December 29, 2014 and March 31, 2015, we borrowed an additional $17,365 under our credit facility from Blue Victory Holdings. Between April 1, 2015 and June 30, 2015, we paid off the outstanding balance of the credit facility in full. Accordingly, as of September 30, 2015, we did not have any principal outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of September 30, 2015, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In January 2015, Santander Bank filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of approximately $194,000 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. This case was dismissed in September 2015.

Item 2. Recent Sales of Equity Securities and Use of Proceeds.

In August 2015, we issued 20,000 shares of our common stock to one of our non-executive employees as incentive compensation.  The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

ARC GROUP, INC.

Date: November 16, 2015	/s/ Daniel Slone
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