Form 10-K
period 2015-12-31
ARC Group, Inc.
filed 2016-04-14
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission File Number:	000-54226

ARC GROUP, INC.
(Exact Name of registrant as specified in its charter)

Nevada	59-3649554
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

212 Guilbeau Road
Lafayette, LA	70506
(Address of principal executive offices)	(Zip Code)

(904) 741-5500
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

None	Not Applicable

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2015, was $1,942,663. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of April 11, 2016, 6,592,464 shares of the registrant’s common stock were outstanding.

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

Overview

We were formed in April 2000 to develop the Dick’s Wings concept, and are the operator and franchisor of the Dick’s Wings brand of restaurants. Our concept is currently comprised of 22 franchised restaurants and two concession stands located in the States of Florida and Georgia. We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call®.

Strategy

Our plan is to grow our company from a primarily Florida-based franchisor of Dick’s Wings restaurants into a diversified restaurant company operating a portfolio of premium restaurant brands. We intend to focus on developing brands that offer a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere in a diverse set of markets across the Unites States.

The first major component of our growth strategy is the continued improvement and expansion of our legacy Dick’s Wings brand. Key elements of our strategy include strengthening the brand, developing new menu items, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets. We believe there are meaningful opportunities to grow the number of Dick’s Wings restaurants, and are in the process of implementing a rigorous and disciplined approach to drive franchising sales in the United States. In our existing markets, we plan to continue to open new franchise restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. In new markets, we plan to open several restaurants at a time to quickly build our brand awareness. We plan to open several new Dick’s Wings restaurants in the United States during our 2016 fiscal year.

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification, like our acquisition of a 50% ownership interest in Paradise on Wings Franchise Group, LLC, a Utah limited liability company that is the franchisor of the Wing Nutz brand of restaurants (“Paradise on Wings”), in January 2014. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices. As we acquire complementary brands, we will develop a scalable infrastructure that will help us expand our margins as we execute upon our growth strategy. Benefits of this infrastructure may include centralized support services for all of our brands, including marketing, menu development, human resources, legal, accounting and information systems. Additional benefits may include the ability to cost effectively employ advertising and marketing agencies for all of our brands, and efficiencies associated with being able to utilize a single distribution model for all of our franchised restaurants. Accordingly, this structure should enable us to leverage our scale and share best practices across key functional areas that are common to all of our brands. A description of our investment in Paradise on Wings is set forth herein under Note 4 – Investment in Paradise on Wings in our financial statements.

Restaurants

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and non-traditional units like our Dick’s Wings concession stands at EverBank Field. We currently have 22 Dick’s Wings & Grill full service restaurants and two Dicks’ Wings concession stands. Of our 22 restaurants, 17 are located in Florida and five are located in Georgia. Our concession stands at EverBank Field are located in Florida as well. All of our restaurants are owned by franchisees, and our concession stands at EverBank Field are licensed to a third-party operator.

Our restaurants typically range in size from 3,500 to 5,500 square feet and require an initial capital investment per restaurant of between $229,500 and $772,500. The initial capital investment is comprised of cash pre-opening costs and build-out costs. Factors contributing to the fluctuation in the initial capital investment per location include the size of the property, the geographical location, the type of construction, the cost of liquor and other licenses, and the type and amount of concessions, if any, received from landlords. We offer lower cost conversion packages that provide our franchisees with flexibility to convert existing restaurants into a Dick’s Wings restaurant. Because of this, some of our restaurants may be smaller or larger or cost more or less than the typical ranges.

Dick’s Wings Menu

Our restaurants feature a variety of menu items highlighted by our traditional and boneless Buffalo, New York-style chicken wings spun in one of our signature sauces and seasonings. Our sauces and seasonings range in heat intensity from sweet to blazing hot and include such flavors as Bourbon, Cajun Ranch, Caribbean Gold, Caribbean Jerk, Charlie Chan, Florida Girl, Garlic Parmesan, Georgia Girl, Gold Rush, Honey BBQ, Jamaican Jerk, Lemon Pepper, Mango Habanero, Margarita Ranch, Ragin’ Cajun, Raspberry, Sesame, Smokey Mountain Gold, Sriracha, Teriyaki and Victory Lane. These sauces and seasonings can be blended together to create more than 365 flavors. Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests. Other menu items that we offer include chicken tenders, quesadillas, specialty burgers and sandwiches, salads, wraps, flatbreads and desserts. We also provide kids meal options for children. All of our restaurants offer an extensive selection of domestic, imported and craft beers and wine, and several of our restaurants feature a full bar offering a variety of liquor and spirits. We also introduce new menu items from time to time.

We are focused on continually elevating our unique and high-quality food and beverage offerings. Our goal is to balance the established menu offerings that appeal to our loyal guests with new menu items, like our Dick’s Blingz® boneless chicken wings, that increase guest frequency and attract new guests. We believe that the development of new products can drive traffic by expanding our customer base and help us continue to build brand leadership in food quality and taste. For all new menu roll-outs, new product launches are combined with a new menu design and updated pricing to reflect the current economic environment, as well as our current strategic marketing and creative plan. All of our menu items are made-to-order and are available for take-out.

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

Franchisees are required to execute a franchise agreement covering a standard set of terms and conditions prior to opening a Dick’s Wings restaurant. Under our franchise agreement, we grant franchisees the right to operate restaurants using the “Dick’s Wings” trademarks, trade dress and other intellectual property within the Dick’s Wings system, which includes uniform operating procedures, standards for consistency and quality of products, technical knowledge, and procedures for accounting, inventory control and management. In return, franchisees supply capital, initially by paying a franchisee fee to us in the amount of $35,000, purchasing or leasing the land, and purchasing the building, equipment, signs, seating, inventories and supplies, and, over the longer term, by reinvesting in the business. Franchisees are required to make weekly royalty payments to us in an amount equal to five percent of the gross revenue they generate during the applicable week. They are also required to spend at least two percent of their gross revenue on local advertising and contribute at least one percent, but not more than two percent, of their gross revenue to our general advertising fund.

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

We also offer area development agreements pursuant to which we grant franchisees the right to open a specified number of Dick’s Wings restaurants within an exclusive development area in accordance with a specified development schedule. Our area development agreement establishes the number of restaurants that must be developed within a defined geographic area and the deadlines by which these restaurants must open. Franchisees that enter into an area development agreement pay us an initial franchise fee of $35,000 for the first restaurant and an area development fee determined by multiplying $15,000 by the number of additional restaurants to be opened in the area. Each time a new restaurant is opened, a credit in the amount of $15,000 is applied towards the $35,000 initial franchise fee payable in connection with the opening of the restaurant. The area development agreement can be terminated by us if, among other reasons, the area developer fails to open restaurants on schedule.

Site Selection

Our site selection process is integral to the successful execution of our growth strategy. The process begins with the selection of a proposed site by our franchisee. Once a site proposal package is submitted to us by the franchisee, we review the proposal to determine whether or not we will accept it. Criteria that we consider include:

•	local market demographics, population density and psychographic profiles;

•	occupancy rates and projected growth rates in the trade area;

•	the location and performance of big box retailers and nationally branded peers;

•	available square footage, parking and lease economics;

•	local investment and operating costs;

•	development and expansion constraints;

•	vehicle traffic patterns, visibility and access;

•	regional consumer trends and preferences;

•	those characteristics that are similar to our most successful existing restaurants; and

•	other quantitative and qualitative measures.

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

Marketing and Advertising

We market our Dicks’ Wings restaurants as family fun fooderys® where both families and sports fans can go to have a unique and enjoyable restaurant experience from first bite to last call. Our marketing programs are designed to differentiate our Dick’s Wings restaurants from the restaurants of our competitors and showcase our food and brand in a family fun atmosphere. These efforts include marketing campaigns and advertising to support our restaurants. The primary goal of these efforts is to build brand awareness throughout the areas where we have restaurants located. Our marketing and advertising campaigns are also designed to: (i) support strong restaurant openings, (ii) drive positive same-store sales through additional visits by our existing guests and visits by new guests, (iii) increase average order size, and (iv) increase profit margins. Given our strategy to be a neighborhood destination, community marketing is key to driving sales and developing brand awareness in each market.

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

Supply and Distribution

We strive to maintain high quality standards. In furtherance of this, we establish the standards and specifications for most of the products used in the development and operation of our restaurants and for the direct and indirect sources of most of those items. In general, we approve the manufacturers and suppliers of the food, packaging and equipment products and other products used in our restaurants, as well as the distributors of these products to our restaurants. We also have the right to require, and generally do require, that our franchisees purchase products and services only from manufacturers and suppliers that we approve. We have arranged for our franchisees to purchase food, supplies and paper goods from Florida Food Service, Inc., and purchase soda beverages from The Coca-Cola Company. These requirements help us assure the quality and consistency of the products sold at our restaurants, and help us protect and enhance the image of the Dick’s Wings concept and brand.

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

Competition

The restaurant industry is fragmented and intensely competitive. We compete directly with Buffalo Wild Wings, Hooters, Hurricane Grill & Wings, Wings ‘N More, Wings ‘n Things, Wingstop and other restaurants offering chicken wings as one of their primary food offerings. We also compete with local and regional sports bars and national casual dining establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts. Furthermore, because the restaurant industry has few barriers to entry, new competitors may emerge at any time. We compete with other restaurants and retail establishments on the basis of taste, quality and price of food offered, menu offering, perceived value, service, atmosphere, location and overall dining experience. We also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in our restaurants.

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

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (the “FTC”) as well as the rules and regulations of the states in which we operate. The FTC’s “Franchise Rule” and other federal and state laws regulate the sale of franchises, require registration of the franchise disclosure document with state authorities, and require the delivery of a franchise disclosure document to prospective franchisees. These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchisor to designate sources of supply.

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

Acquisitions

In January 2014, we acquired a 50% interest in Paradise on Wings, which is the franchisor of the Wing Nutz® brand of restaurants, for $400,000 in cash and $400,000 in shares of our common stock. The Wing Nutz concept is comprised of family-friendly, sports-themed restaurants offering a large selection of premium baked chicken wings, boneless wings, hog wings, chicken tenders, wraps, salads, nachos, sandwiches, quesadillas and other baked products. It also offers its own proprietary line of craft beers under the name “Nut Job Beers”. Wing Nutz currently has nine restaurants in Utah and one restaurant in each of Texas, Nevada and Idaho. A description of our investment in Paradise on Wings is set forth herein under Note 4 – Investment in Paradise on Wings in our financial statements.

We intend to acquire additional restaurant brands offering us product and geographic diversification during the next 12 months.

Seasonality

We do not consider our business to be seasonal to any material degree.

Employees

As of April 11, 2016, we had a total of five employees, four of whom were full-time employees and one of which was a part-time employee. We also utilize the services of consultants. Our franchisees are independent business owners, so their employees are not employees of ours and, therefore, are not included in our employee count. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our relations with our employees are good.

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

            We incurred net losses to common stockholders of $432,730 and $193,833 for the years ended December 31, 2015 and December 28, 2014, respectively, and had an accumulated deficit of $4,299,619 at December 31, 2015. Our future profitability is dependent upon our ability to successfully execute our business plan. We can provide no assurance regarding when, if ever, we will become profitable. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, we may continue to generate losses for the foreseeable future and, in the extreme case, discontinue operations.

We may need to raise additional capital in the future, which capital may not be available or, if available, may not be available on acceptable terms.

Our current cash resources may not be sufficient to sustain our current operations for the next 12 months. Our cash outflows from operating activities were $57,353 during the year ended December 31, 2015. We are also a party to an employment agreement with Richard W. Akam, who serves as our Chief Executive Officer, Chief Operating Officer and Secretary, pursuant to which we are obligated to pay Mr. Akam an initial annual base salary of $150,000. A summary of the terms of these debt obligations is set forth under Note 8. Debt Obligations to our audited financial statements beginning on page F-1 of this report, and a summary of the terms of our employment agreement with Mr. Akam is set forth under Item 11. Executive Compensation – Employment Agreements and Arrangements. As a result, we may need to raise additional capital during the next 12 months to fund our operations and growth.

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

Our growth strategy depends in part on our ability to open new Dick’s Wings restaurants in existing markets and new markets where we have little or no operating experience.   While our Dick’s Wings brand has grown to 22 restaurant locations and two concession stand locations since our founding in 2000, it is still evolving and has not yet proven its long-term growth potential. While we believe the brand is positioned for expansion, we can provide no assurance that additional new restaurant growth will occur. Our Dick’s Wings brand will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand.

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

Our growth strategy depends in part on our ability to expand our business through the acquisition and development of additional restaurant brands, like our acquisition of a 50% ownership interest in Paradise on Wings, which is the franchisor of the Wing Nutz brand of restaurants, in January 2014. Accordingly, we are actively seeking potential mergers, acquisitions, joint ventures, investments and other strategic initiatives through which we can acquire or develop additional restaurant brands.

To successfully execute any acquisition or development strategy, we need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms, obtain appropriate financing, and successfully integrate any businesses and assets acquired. Any acquisition or development transaction that we pursue, whether or not successfully completed, will subject us to numerous risks and uncertainties, including:

•	our ability to accurately assess the value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability of the target businesses and assets;

•	our ability to complete the transaction and integrate the operations, technologies, services and personnel of any businesses or assets acquired;

•	the costs associated with the completion of the transaction and the integration of the businesses or assets acquired;

•	our ability to generate sufficient revenue to offset the transaction costs and achieve projected economic and operating synergies;

•	the diversion of financial and management resources from existing operations and potential loss of key personnel;

•	the risks associated with entering new domestic markets and conducting operations where we have little or no prior experience;

•	the possible negative impact of the transaction on our reputation and the reputation of our Dick’s Wings brand; and

•	the effect of any limitations imposed by federal and state tax laws on our ability to use all or a portion of our pre-transaction net operating losses against post-transaction income.

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

Our profitability and the profitability of our franchisees depends in part on our ability to anticipate and react to changes in food and supply costs. The market for chicken and beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of chicken and cattle feed), corn ethanol policy, industry demand, commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances, unpredictable. If the price of chicken, beef or other commodities that our franchisees use in their restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to customers, our franchisees’ profitability would be negatively impacted. In addition, if we raise our prices to offset increased commodity prices, our franchisees may experience reduced sales due to decreased consumer demand, which would have a negative impact on our franchisees’ profitability. Any event that negatively affects our franchisees’ profitability may negatively affect their ability to pay royalties to us and could cause them to close their restaurants. Any decline in franchisee sales would result in reduced royalty payments to us, which in turn would adversely affect our revenue, financial condition and results of operations.

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

Most of our restaurants are located in the greater Jacksonville, Florida area, which subjects us to risks and uncertainties associated with economic and other trends and developments in that region of the country.

Currently, 17 of our 22 restaurants, as well as our two concession stands in EverBank Field, are located in the greater Jacksonville, Florida area. As a result, we are particularly susceptible to adverse trends and economic conditions in that region of the country, including its labor markets. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in that region could have a material adverse effect on our business and operations, as could other occurrences in that region, such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or increases in energy prices, droughts, hurricanes, fires, floods or other natural disasters. In the event any of such changes or events were to occur, our business, financial condition and results of operations could be harmed.

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

Our success depends, in part, upon the continued popularity of our Buffalo, New York-style chicken wings, our boneless chicken wings and our other food and beverage items, as well as the appeal of casual family dining restaurants and sports bars generally. We also depend on trends toward consumers eating away from home. Consumer preferences could change as a result of new information and attitudes regarding diet and health. Health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including negative publicity over the health aspects of such food items, could affect consumer preferences for our menu items. In addition, the federal government as well as a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to guests (including caloric, sugar, sodium and fat content).

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

The restaurant industry is subject to extensive federal, state and local laws, compliance with which is both complex and costly.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including:

•	the Fair Labor Standards Act, Immigration Reform and Control Act, and other federal and state laws governing such employment matters as minimum wage requirements, overtime pay, tip credits, healthcare, paid leaves of absence, mandated training, working conditions, payroll taxes, sales taxes, workers’ compensation, union memberships, citizenship requirements and immigration;

•	federal, state and local laws governing health, sanitation, safety and fire standards, the sale of liquor, zoning, land use, traffic, and environmental and other matters, as well as the acquisition of permits and licenses in connection therewith;

•	the Americans with Disabilities Act, which is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment, and other federal and state laws governing anti-discrimination, such as the Civil Rights Act and the Age Discrimination Act;

•	the FTC’s “Franchise Rule” and other federal and state laws that govern the offer and sale of franchises and other aspects of the franchisor-franchisee relationship, including terminations and the refusal to renew franchises;

•	the FDA’s Food Safety Modernization Act and other federal and state laws that govern nutritional content, nutritional labeling, product safety, menu labeling and other aspects of our restaurants’ operations; and

•	federal and state privacy, consumer protection and other laws.

Compliance with all of these laws and regulations is costly and exposes us and our franchisees to the possibility of litigation and governmental investigations and proceedings. Certain laws, such as the Americans with Disabilities Act, could require us or our franchisees to expend significant funds to make modifications to our restaurants if we fail to comply with applicable standards. Other rules, such as the FTC’s “Franchise Rule”, could result in the imposition of a ban or temporary suspension on our future franchise sales and a mandate that we make offers of rescission or restitution to our franchisees. If we or our franchisees fail to comply with the laws and regulatory requirements of federal, state and local authorities, we and our franchisees could be subject to, among other things, revocation of required licenses, administrative enforcement actions, fines, sanctions, and civil and criminal liability, and of which would have an adverse effect on our business, financial condition and results of operations.

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

We cannot assure you that the protective actions that we take will successfully prevent unauthorized use or imitation of our intellectual property and proprietary rights by other parties. In the event third parties unlawfully use or imitate our intellectual property and proprietary rights, we could suffer harm to our image, brand and competitive position. If we commence litigation to enforce our intellectual property and proprietary rights, we will incur significant legal fees and may not be successful in enforcing our rights. Moreover, we cannot assure you that third parties will not claim infringement by us of their intellectual property and proprietary rights in the future. Any such claim, whether or not it has merit, could be time-consuming and distracting for management to defend, result in costly litigation, require us to enter into royalty or licensing agreements, or cause us to change existing menu items or delay the introduction of new menu items. As a result, any such claim could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to compete effectively in the restaurant industry.

The restaurant industry is fragmented and intensely competitive. We compete with Buffalo Wild Wings, Hooters, Hurricane Grill & Wings, Wings ‘N More, Wings ‘n Things, Wingstop and other restaurants offering chicken wings as one of their primary food offerings. We also compete with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts. Furthermore, because the restaurant industry has few barriers to entry, new competitors may emerge at any time. We compete with other restaurants and retail establishments on the basis of price, taste and quality of food, menu offering, perceived value, customer service, atmosphere, location and overall dining experience. We also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in our restaurants.

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

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal and state minimum wage rates increase, we and our franchisees may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase labor costs. In addition, the current premiums that we and our franchisees pay for various types of insurance may increase at any time, thereby further increasing costs. The dollar amount of claims that we and our franchisees actually incur under our respective insurance policies may also increase at any time, thereby further increasing costs. Additionally, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses incurred by us and our franchisees. The occurrence of any of these events could have a negative impact on our business.

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

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms may be inaccurate or adverse to our interests, and we may have little or no opportunity to redress or correct the information. The dissemination of such information online, regardless of its accuracy, could harm our business, reputation and brand.

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

As discussed above, we plan to open several new Dick’s Wings restaurants during our 2016 fiscal year. Each time we enter into a franchise agreement for a new restaurant, we are entitled to receive a franchise fee in the amount of $30,000. In addition, when new restaurants open, they typically generate significant guest traffic and, therefore, high sales in their initial months. Over time, these restaurants may experience a decrease in guest traffic and sales compared to their opening months. Accordingly, sales achieved by new restaurants during their initial months of operation may not be indicative of the results they will generate on an ongoing basis in the future. As a result, due to the foregoing factors, results for one fiscal quarter may not be indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

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

As of April 11, 2016, there were 6,592,464 shares of our common stock outstanding. Of this number, 1,979,022 shares were freely tradable without restriction, unless the shares are purchased by our affiliates. The remaining 4,613,442 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

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

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•	fluctuations in our annual or quarterly operating results;

•	changes in capital market conditions or other adverse economic conditions;

•	upgrades or downgrades by securities analysts following our stock;

•	changes in financial estimates by securities analysts following our stock;

•	our achievement, or our failure to achieve, projected financial results;

•	future sales of our stock by our officers, directors and significant stockholders;

•	investors’ perceptions of our business and prospects relative to other investment alternatives;

•	significant contracts, acquisitions, joint ventures or capital commitments by our competitors;

•	global economic, legal and regulatory factors unrelated to our performance; and

•	the other risks and uncertainties set forth herein under Item 1A. Risk Factors and elsewhere in this report.

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

Our quarterly and annual operating results may fluctuate due to increases and decreases in sales, food costs, and other factors.

Our quarterly and annual operating results may fluctuate significantly because of a variety of factors, including:

•	increases or decreases in same-store sales;

•	the timing of new restaurant openings;

•	our ability to operate effectively in new markets;

•	the profitability of our restaurants, particularly in new markets;

•	labor availability and costs for hourly and management personnel;

•	changes in consumer preferences and competitive conditions;

•	negative publicity relating to us, our restaurants, our vendors or the products we serve;

•	disruptions in the type and delivery of supplies;

•	consumer confidence and fluctuations in discretionary spending;

•	changes in labor costs or other variable expenses;

•	potential distractions or unusual expenses associated with our expansion plans;

•	the impact of inclement weather, natural disasters, and other calamities; and

•	economic conditions in the jurisdictions in which we operate and nationally.

As a result of the factors discussed above, as well as some of the other factors set forth herein under Item 1A. Risk Factors and elsewhere in this report, our operating results for one quarter or year are not necessarily indicative of results to be expected for any other quarter or year. These fluctuations may cause future operating results to fall below our estimates or the expectations of our stockholders or the investment community in general. If our results of operations do not meet the expectations of our stockholders or the investment community, the price of our common stock may decline.

William D. Leopold owns approximately 35% of our outstanding common stock and has the ability to exert significant control over our business and affairs, which may prevent us from taking actions that may be favorable to our other stockholders.

As of April 11, 2016, William D. Leopold beneficially owned approximately 35% of our outstanding common stock. As a result, Mr. Leopold has the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination involving us that could be favorable to you.

An active trading market for our shares of common stock does not currently exist and we can provide no assurance that such a market will develop in the future.

Our shares of common stock are thinly traded. Only a small percentage of our common stock is available to be traded and the price, if traded, may not reflect our actual or perceived value. The liquidity of our stock will be dependent on the perception of our operating business, among other things. Investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. Conversely, trading may be at an inflated price relative to our performance due to, among other things, the lack of available sellers of our shares. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept shares of our common stock for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans. We can provide no assurance that an active trading market for our shares of common stock will develop in the future.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting. During the preparation of our audited financial statements for the year ended December 31, 2015, we identified several control deficiencies that have been classified as material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2015. A description of the material weakness is set forth herein under Item 9A. Controls and Procedures.

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

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and, without voluntary compliance with such provisions, we will not receive the benefits and protections they were enacted to provide.

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

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future. We intend to use any cash generated from our operations for reinvestment in the growth of our business. Any determination to pay dividends in the future will be made by our board of directors and will depend upon our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law, and other factors deemed relevant by our board of directors. Accordingly, realization of a gain on stockholders’ investments in our common stock will depend on the appreciation of the price of our common stock. We can provide no assurance that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

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

	High	Low

Fiscal Year Ended December 31, 2015

Quarter ended March 31, 2015	$0.60	$0.20

Quarter ended June 30. 2015	$0.55	$0.20

Quarter ended September 30, 2015	$0.52	$0.26

Quarter ended December 31, 2015	$0.60	$0.28

Fiscal Year Ended December 28, 2014

Quarter ended March 30, 2014	$2.05	$1.16

Quarter ended June 29, 2014	$2.19	$0.91

Quarter ended September 28, 2014	$0.91	$0.23

Quarter ended December 28, 2014	$0.50	$0.18

The last reported trading price of our common stock as reported on the OTCQB on April 11, 2016 was $0.60 per share.

Holders

As of April 11, 2016, the number of stockholders of record of our common stock was 57.

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

None.

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

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and non-traditional units like our two Dick’s Wings concession stands that we have at EverBank Field. We currently have 22 full-service restaurants and our two Dick’s Wings concession stands at EverBank Field. Of our 22 restaurants, 17 are located in Florida and five are located in Georgia. Our concession stands at EverBank Field are also located in Florida. All of our restaurants are owned by franchisees, and our concession stands at EverBank Field are licensed to a third-party operator.

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

Financial Results

We achieved revenue of $966,931 for the year ended December 31, 2015, compared to $588,856 for the year ended December 28, 2014, representing an increase of 64%. Our total operating expenses increased $131,674 to $920,485 for the year ended December 31, 2015 from $788,811 for the year ended December 28, 2014. Net loss was $432,730 for the year ended December 31, 2015, compared to $193,833 for the year ended December 28, 2014. Our total assets decreased $101,693 to $795,638 at December 31, 2015 from $897,331 at December 28, 2014, and our total debt decreased $7,420 to $7,000 at December 31, 2015 from $14,420 at December 28, 2014. We had a stockholders’ deficit of $396,079 at December 31, 2015 compared to a stockholders’ deficit of $119,503 at December 28, 2014. We generated negative cash flows from operations of $57,353 during the year ended December 31, 2015 compared to negative cash flows from operations of $221,617 during the year ended December 28, 2014, representing a decrease of $164,264.

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

Investments

On January 20, 2014, we purchased a 50% ownership interest in Paradise on Wings, which is the franchisor of the Wing Nutz brand of restaurants. A description of our investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings in our financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15: (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effects of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated, and (vi) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This update is effective for the fiscal years ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. ASU 2014-15 did not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies the analysis that must be performed to determine whether a reporting entity should consolidate certain types of legal entities. The updated guidance is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We do not believe the adoption of ASU 2014-09 will have a material impact on our financial statements.

Comparison of the Years Ended December 31, 2015 and December 28, 2014

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees. Revenue increased $378,075 to $966,931 for the year ended December 31, 2015 from $588,856 for the year ended December 28, 2014. The increase of $378,075 was due primarily to an increase of $284,301 for royalties and $75,000 for franchise fees. Our royalties were positively impacted by increased sales by our franchisees at our existing restaurants, sales by franchisees at new restaurants that opened during the past 12 months, and operational improvements that we implemented at each of our franchisees’ restaurants. Our franchise fees increased as a result of the opening of new Dicks Wings restaurants. We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees decreased $24,466 to $160,178 for the year ended December 31, 2015 from $184,644 for the year ended December 28, 2014. The decrease of $24,466 was due to a decrease of $18,257 for legal and accounting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes. Employee compensation expense increased $166,609 to $585,128 for the year ended December 31, 2015 from $418,519 for the year ended December 28, 2014. The increase of $166,609 was due primarily to increases of $76,114 for salaries and $76,750 for bonuses. We expect employee compensation expense to continue to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $10,469 to $175,179 for the year ended December 31, 2015 from $185,648 for the year ended December 28, 2014. The decrease of $10,469 was due primarily to a decrease of $33,440 for SEC filing fees and shareholder meeting expenses, partially offset by an increase of $12,041 for travel expenses and increases in other miscellaneous general and administrative expenses. We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest and discount amortization costs that we incur on the debt obligations that we have, interest on legal judgments that we have incurred, and imputed interest on no-interest loans that have been made to us. Interest expense decreased $7,956 to $16,452 for the year ended December 31, 2015 from $24,408 for the year ended December 28, 2014. The decrease of $7,956 was due primarily to a decrease in the amount of interest that we incurred on loans that we obtained under our revolving credit facility with Blue Victory Holdings, Inc. (“Blue Victory Holdings”). A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements. We expect interest expense to fluctuate during the next 12 months as we continue to borrow and repay loans under our credit facility with Blue Victory Holdings.

Income (Loss) From Investment in Paradise on Wings

Income loss from investment in Paradise on Wings consists of our share of the income and loss from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Income from investment in Paradise on Wings decreased $266,262 to $247,717 for the year ended December 31, 2015 from $18,545 for the year ended December 28, 2014. The decrease of $266,262 was primarily due to mark to market losses on investments and allowance reserves on notes receivable, partially offset by an increase in sales by Paradise on Wings. A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements. We expect to recognize additional income, and may incur losses, from our investment in Paradise on Wings during the next 12 months. The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Loss on Settlement of Litigation

Loss on settlement of litigation consists of the losses that we incur for judgments in legal proceedings and settlements of legal proceedings. We incurred loss on settlement of litigation of $221,323 during the year ended December 31, 2015. We did not incur any loss on settlement of legal proceedings during the year ended December 28, 2014. The loss that we recognized during the year ended December 31, 2015 related to the settlement of a legal proceeding entitled J. David Eberle vs. American Restaurant Concepts, Inc. and a reserve that we accrued in connection with a complaint filed by Santander Bank in January 2015. A summary of these legal proceedings is set forth under Note 13. Judgments in Legal Proceedings in the footnotes to our financial statements beginning on page F-1 of this report. We do not expect to recognize any additional losses on the settlement of legal proceedings during the next 12 months.

Net Loss

We generated a net loss of $432,730 during the year ended December 31, 2015 compared to a net loss of $193,833 during the year ended December 28, 2014. The increase of $238,897 was due primarily to a loss of $247,717 from our investment in Paradise on Wings, $221,323 for loss on settlement of litigation and an increase of $166,619 for employee compensation expense. This was partially offset by an increase of $378,075 for revenue and a decrease of $24,466 for professional fees. We expect earnings to improve during the next 12 months as we generate additional revenue through our new and existing restaurants and as we generate additional income through our 50% ownership interest in Paradise on Wings.

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

Net cash used by operating activities was $57,353 during the year ended December 31, 2015 compared to $221,617 during the year ended December 28, 2014. The decrease of $164,264 for net cash used by operating activities was due primarily to a decrease of $432,730 for net loss and increases of $103,581 for accounts payable and accrued liabilities and $221,323 for losses on litigation. This was partially offset by decreases of $247,717 for a decrease in our equity investment in Paradise on Wings, and decreases of $62,948 for advertising fund liabilities and $99,876 for settlement agreements payable.

Net cash used by investing activities was $98,452 during the year ended December 31, 2015 compared to $401,755 during the year ended December 28, 2014. The decrease of $303,303 for net cash used by investing activities was due to a decrease of $400,000 for our equity investment in Paradise on Wings and an increase of $199,466 for repayments of notes receivable. This was offset by an increase of $297,918 for the issuance of notes receivable to related parties.

Net cash provided by financing activities was $162,580 during the year ended December 31, 2015 compared to $618,310 during the year ended December 28, 2014. The decrease of $455,730 for net cash provided by financing activities was due to an increase of $787,567 for repayments of notes payable, partially offset by an increase of $331,837 for proceeds from the issuance of notes payable to a related party.

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

Between January 22, 2014 and December 28, 2014, we borrowed an additional $1,445,216 under our credit facility from Blue Victory Holdings, and between June 30, 2014 and December 28, 2014, we repaid $1,441,796 under the credit facility. Accordingly, as of December 28, 2014, the outstanding principal amount of the credit facility was $3,420.

Between December 29, 2014 and December 31, 2015, we borrowed an additional $1,987,953 under our credit facility from Blue Victory Holdings. During the year ended December 31, 2015, we repaid $1,991,373 under the credit facility. Accordingly, as of December 31, 2015, we did not have any principal outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited financial statements at and for each of the years ended December 31, 2015 and December 28, 2014, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

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

As of December 31, 2015, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled, “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2015 due to the existence of a material weakness in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that the following material weaknesses existed in the following areas as of December 31, 2015:

1. Our board of directors is comprised of Fred D. Alexander and Ketan B. Pandya. Mr. Alexander serves as an officer for Blue Victory Holdings, a company that loaned us $1,987,953 and $1,656,116 during the years ended December 31, 2015 and December 28, 2014, respectively. As a result, we do not have a board of directors comprised of a majority of independent directors monitoring the actions of our senior management. One of the responsibilities of a company’s board of directors is to act as an independent source for monitoring the actions of a company’s senior management. The lack of a majority of independent directors on our board of directors constitutes a material weakness in our internal controls.

2. We had inadequate written policies and procedures for accounting and financial reporting with respect to both GAAP and the guidelines of the SEC.

3. Our closing process was inadequate to ensure that all material misstatements are corrected in the financial statements.

To remediate these material weaknesses, we intend to implement more comprehensive written policies and procedures and a more comprehensive closing process. In addition, we are currently seeking independent directors to join our board of directors.  The addition of such board members will provide us with independent directors who can monitor the actions of our top management.  Our efforts to do so have been hindered substantially by the fact that we do not have a directors and officers insurance policy in place.  Because such policies are very expensive, we believe it is in our best interest to forego the purchase of such a policy and instead focus the use of our limited financial resources on our development and growth. Notwithstanding the foregoing, we will continue seeking independent directors to join our board of directors.

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at December 31, 2015 and December 28, 2014 and our statements of operations, stockholders’ equity / (deficit) and cash flows for the years ended December 31, 2015 and December 28, 2014 in conformity with GAAP.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Richard W. Akam	60	Chief Executive Officer, Chief Operating Officer, and Secretary
Daniel Slone	46	Chief Financial Officer
Fred D. Alexander	69	Chairman of the Board
Ketan B. Pandya	47	Director

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

We believe Mr. Pandya is qualified to serve as a director due to his strong leadership, business acumen and analytical skills, and the more than 20 years of experience he acquired in senior sales and marketing positions at a number of multinational corporations.

Executive Officers

Richard Akam has served as our Chief Executive Officer and Secretary since July 2013 and as our Chief Operating Officer since January 2013. Mr. Akam also served as our Chief Financial Officer from July 2013 to August 2013. Prior to joining us, Mr. Akam served as the Chief Operating Officer of Ker’s Winghouse from September 2012 to January 2013.  From May 2011 to July 2012, he served as the Chief Operating Officer of Twin Peaks Restaurants.  Mr. Akam served as the Chief Operating Officer of First Watch Restaurants from February 2005 to December 2008 and as the Chief Operating Officer of Raving Brands from October 2003 to February 2005.  Prior to that, he served in various roles with Hooters of America for approximately 20 years, including serving as its President and Chief Executive Officer from 1995 to 2003.  Mr. Akam is also the founding member of Akam & Associates, LLC, a restaurant consulting firm that has provided consulting services to the restaurant industry since 2009.  Mr. Akam earned a Bachelor of Arts degree from the University of Louisville.

Daniel Slone has served as our Chief Financial Officer since August 2013. He also serves as the Controller of Blue Victory Holdings, a private equity firm focused primarily on the development and management of national restaurant franchises and other assets, a position he has held since July 2012. Prior to joining Blue Victory Holdings, Mr. Slone served as the Director of Operations of LCS Corrections Services, a privatized corrections company, from September 2007 to April 2012. Prior to that, he served as the Vice President and Director of Franchise Operations for the franchisor of Pop-A-Lock, a national professional locksmithing franchise, from April 2000 to April 2003, and subsequently served as the Chief Financial Officer for the company’s largest franchisee from April 2003 to August 2007. Mr. Slone earned a B.A. in political science and international relations from the University of Mississippi, and an MBA with a concentration in management from the University of Phoenix.

Stockholder Communications

We have not implemented any formal procedures for stockholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at ARC Group, Inc., 6327-4 Argyle Forest Boulevard, Jacksonville, FL 32244. In general, all stockholder communication delivered to the corporate secretary for forwarding to the Board of Directors or specified members of the Board of Directors will be forwarded in accordance with the stockholder’s instructions. However, the corporate secretary reserves the right to not forward to members of the Board of Directors any abusive, threatening or otherwise inappropriate materials.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. A copy of our Code of Business Conduct and Ethics is available without charge upon written request directed to our corporate secretary at ARC Group, Inc., 6327-4 Argyle Forest Boulevard, Jacksonville, FL 32244.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2015.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal years ended December 31, 2015 and December 28, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		All Other Compensation (4)	Total ($)

Richard W. Akam	2015	168,366	48,600	50,411	(2)	12,000	279,377
Chief Executive Officer, Chief Operating Officer and Secretary	2014	163,800	32,400	50,373	(3)	12,000	258,573

Daniel Slone	2015	1	-0-	-0-		-0-	1
Chief Financial Officer	2014	1	-0-	-0-		-0-	1

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

(2) Consists of $548 recognized in connection with the partial vesting of a stock award that was made on January 1, 2014 and that vested in full on January 1, 2015, and $49,863 recognized in connection with the partial vesting of a stock award that was made on January 1, 2015. The stock award that was made on January 1, 2015 vested in full on January 1, 2016.

(3) Consists of $920 recognized in connection with the partial vesting of a stock award that was made on July 22, 2013 and that vested in full on January 1, 2014, and $49,453 recognized in connection with the partial vesting of a stock award that was made on January 1, 2014 and that vested in full on January 1, 2015.

(4) Consists of a car allowance of $12,000.

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

Accordingly, on July 22, 2013, February 1, 2014, February 1, 2015 and February 1, 2016, we issued 71,429, 28,433, 71,429 and 71,429 shares of our common stock, respectively, to Mr. Akam pursuant to the terms of the employment agreement.

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

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors. We appointed Fred Alexander and Ketan B. Pandya as non-employee directors to our board of directors in November 2012 and August 2013, respectively. We intend to add additional non-employee directors to our board of directors in the future. We intend to provide our non-employee directors with remuneration that may consist of one or more of the following: (i) an annual retainer, (ii) a fee paid for each board meeting attended, (iii) an annual grant of equity compensation, and (iv) reimbursement for reasonable travel expenses incurred to attend meetings of our board of directors. We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth, for each named executive officer, information regarding stock that had not vested as of the end of our fiscal year ended December 31, 2015. We did not have any stock options or equity incentive plan awards outstanding as of the end of our fiscal year ended December 31, 2015.

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)

Richard W. Akam	1/1/15	*	50,000
Daniel Slone		-0-	-0-

(1) This stock award vested in full on January 1, 2016.

* The number of shares of our common stock is calculated based on the average of the last sales price of shares of our common stock as reported on the OTC Bulletin Board for the month of January 2016. In connection therewith, on February 1, 2016, we issued 71,429 shares of our common stock to Mr. Akam.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of April 11, 2016, certain information with respect to the beneficial ownership of: (i) each of our named executive officers, (ii) each of our directors, (iii) each of our named executive officers and directors as a group, and (iv) each person or group that is known to us to be the beneficial owner of more than five percent of our common stock. This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Where information regarding stockholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the persons named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of April 11, 2016 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all shares of common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 6327-4 Argyle Forest Boulevard, Jacksonville, FL 32244.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (1)

Richard W. Akam	242,720	3.7%

Daniel Slone	758	*

Fred D. Alexander	-0-	*

Ketan B. Pandya	45,700	*

William D. Leopold II	2,256,072	34.2%

Seenu G. Kasturi	572,688 (2)	8.7%

All officers and directors as a group (4 persons)	289,178	3.4%

* Less than one percent.

(1) This table has been prepared based on 6,592,464 shares of our common stock outstanding on April 11, 2016.

(2) Includes 911 shares of common stock held by Blue Victory Holdings, a company for which Mr. Kasturi serves as the President, Treasurer, Secretary and sole director and of which he owns 90% of the outstanding equity interests.

Equity Compensation Plan Information

The following table sets forth information regarding the number of options, warrants, rights and similar securities that were outstanding at December 31, 2015 under equity compensation plans that have not been approved by our stockholders. None of our securities were outstanding at December 31, 2015 under plans that have been approved by our stockholders.

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

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, we adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2015, 142,858 shares of our common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, we filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group 2014 Stock Incentive Plan

In June 2014, we adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2015, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

Employment Agreements

On January 22, 2013, we appointed Richard Akam to serve as our Chief Operating Officer and, in connection therewith, we entered into an employment agreement with him. The employment agreement provides in part that we will grant Mr. Akam additional shares of our common stock equal in value to $50,000 on January 1st of each year. The maximum number of shares of common stock that Mr. Akam can receive under each of these grants is 71,429 shares. Accordingly, as of December 31, 2015, a maximum of 71,429 shares of common stock were available for issuance under his employment Agreement. A summary of the terms of Mr. Akam’s employment agreement is set forth above under Item 11. Executive Compensation – Employment Agreements and Arrangements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In July 2013, we entered into a consulting agreement with Michael Rosenberger pursuant to which Mr. Rosenberger assisted us with our prior business and future business during a term commencing July 31, 2013 and ending December 31, 2013. In return, we paid Mr. Rosenberger $70,000 on July 31, 2013 and made payments of $32,500 to Mr. Rosenberger on September 1, 2013, October 15, 2013, December 1, 2013 and December 31, 2013. The consulting agreement became effective on July 31, 2013 and terminated in accordance with its terms on December 31, 2013. Mr. Rosenberger served as our Chief Executive Officer, Chief Financial Officer and Secretary, and as a member of our board of directors, at the time the parties entered into the license agreement and throughout the duration of the license agreement.

In July 2013, we entered into a three-year sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership for a concession stand to be located at EverBank Field in Jacksonville, Florida. We subsequently assigned all of our rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. In July 2015, we extended our sponsorship agreement with the Jaguars by an additional two years and entered into a subcontractor concession agreement with Ovations Food Services, L.P. for a second concession stand at EverBank Field. We subsequently assigned all of our rights and obligations under the second concession agreement to DWG Acquisitions. The Company maintained the fee paid to DWG Acquisitions at $2,000 per month. Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and as the sole member, of DWG Acquisitions. We generated revenue of $24,000 from DWG Acquisitions under the assignment agreements during the years ended December 31, 2015 and December 28, 2014.

In September 2013, we entered into a loan agreement with Blue Victory Holdings pursuant to which Blue Victory Holdings agreed to extend a revolving line of credit facility to us for up to $1 million. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. Blue Victory Holdings has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of our common stock at a price per share equal to the closing price of our common stock on the OTCQB on the day immediately preceding the date the transaction is completed. Seenu G. Kasturi owns approximately 9% of our common stock and 90% of the equity interests in Blue Victory Holdings. He also serves as the President, Treasurer and Secretary, and sole member of the board of directors, of Blue Victory Holdings. Fred Alexander serves as a member of our board of directors and as an executive officer of Blue Victory Holdings, and Daniel Slone serves as our Chief Financial Officer and as the controller of Blue Victory Holdings.

The largest aggregate amount of principal outstanding under the credit facility during the years ended December 31, 2015 and December 28, 2014 was $55,867 and $567,662, respectively. We paid a total of $1,991,373 of outstanding principal and $10,312 of accrued interest under the note during the year ended December 31, 2015. We paid a total of $1,778,335 of outstanding principal and $2,867 of accrued interest under the note during the year ended December 28, 2014, of which $570,529 was paid on January 21, 2014 upon the conversion by Blue Victory Holdings of all of the then outstanding principal and interest into a total of 326,017 shares of our common stock, and the remaining $1,207,806 was paid in cash. We did not have any loans outstanding under the credit facility at December 31, 2015. We had total loans of $3,420 outstanding under the credit facility as of December 28, 2014. A description of the credit facility is set forth herein under Note 8. Debt Obligations in the footnotes to our financial statements beginning on page F-1 of this report.

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees, except that we did not require DWG Acquisitions to pay a franchise fee to us. Seenu G. Kasturi owns approximately 9% of our common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. We generated a total of $69,545 and $52,328 in royalties from DWG Acquisitions under this agreement during the years ended December 31, 2015 and December 28, 2014, respectively.

In February 2014, we entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of our common stock for $340,000. The price per share of common stock paid by Mr. Kasturi was equal to the closing price of our common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of us in the amount of $340,000. The promissory note was unsecured, accrued interest at a rate of 6% per annum, and had a maturity date of March 31, 2015. The principal and interest were payable in four equal quarterly installments of $85,000 beginning June 30, 2014. Mr. Kasturi made payments of $170,000 to us under the promissory note during the year ended December 28, 2014. The promissory note was paid off in full by Mr. Kasturi during the year ended December 31, 2015. Mr. Kasturi owns approximately 8.8% of our common stock and 90% of the equity interests in Blue Victory Holdings. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory Holdings. A description of the transaction is set forth herein under Note 9. Capital Stock in the footnotes to our financial statements beginning on page F-1 of this report.

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees, except that we did not require DWG Acquisitions to pay a franchise fee to us. Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. We generated a total of $98,802 and $54,611 in royalties from DWG Acquisitions under this agreement during the years ended December 31, 2015 and December 28, 2014, respectively.

Between April and June 2014, we loaned $17,952 to DWG Acquisitions. The loan accrued interest at a rate of 6% per year and was payable on demand. The loan was paid off in full by Blue Victory Holdings during the year ended December 28, 2014. Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. A description of the loan is set forth herein under Note 7. Notes Receivable in the footnotes to our financial statements beginning on page F-1 of this report.

In November and December 2014, we loaned a total of $16,800 to Quantum Leap QSR, LLC (“Quantum Leap”). The loan accrued interest at a rate of 6% per year and was payable on demand. The loan was paid off in full by Quantum Leap during the year ended December 31, 2015. Ketan Pandya is one of our directors and owned approximately 70% of the equity interests in Quantum Leap. He also serves as the managing member of Quantum Leap. A description of the loan is set forth herein under Note 7. Notes Receivable in the footnotes to our financial statements beginning on page F-1 of this report.

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. We generated a total of $58,180 and $1,502 in royalties from DWG Acquisitions under this agreement during the years ended December 31, 2015 and December 28, 2014, respectively.

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. We generated a total of $44,901 in royalties from DWG Acquisitions under this agreement during the year ended December 31, 2015.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. We generated a total of $32,819 in royalties from DWG Acquisitions under this agreement during the year ended December 31, 2015.

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. We generated a total of $16,372 in royalties from DWG Acquisitions under this agreement during the year ended December 31, 2015.

During the year ended December 31, 2015, we loaned a total of $121,638 to Racing QSR, LLC (“Racing QSR”). The loan accrued interest at a rate of 6% per year and was payable on demand. Seenu G. Kasturi owns approximately 8.8% of our common stock and all of the equity interests in Racing QSR. He also serves as the President, Treasurer and Secretary, and sole member, of Racing QSR. A description of the loan is set forth herein under Note 7. Notes Receivable in the footnotes to our financial statements beginning on page F-1 of this report.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. Our board of directors is comprised of Fred D. Alexander and Ketan B. Pandya. Mr. Alexander serves as an officer for Blue Victory Holdings, a company that loaned us $17,365 and $448,310 during the years ended December 31, 2015 and December 28, 2014, respectively. Mr. Ketan owned 70% of the outstanding equity interests of Quantum Leap QSR, LLP, a Louisiana limited liability company that we loaned $16,800 to during the year ended December 28, 2014. Accordingly, Messrs. Alexander and Pandya do not qualify as “independent directors” under these rules, and Messrs. Alexander and Pandya are not “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market. Our board of directors has not created separately-designated standing committees. Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by M&K CPAS, PLLC (“M&K CPAS”) for the audit of our financial statements for our fiscal years ended December 31, 2015 and December 28, 2014, and fees billed for other services rendered by M&K CPAS during such years.

	2015	2014

Audit Fees:	$27,250	$24,250
Audit-Related Fees:	---	---
Tax Fees:	$2,400	$2,400
All Other Fees:	---	---
Total:	$29,650	$26,650

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

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved during the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2015 and 2014, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements and report of our independent registered public accounting firm are filed as part of this report and incorporated by reference in Item 8. Financial Statements and Supplementary Data of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Balance Sheets at December 31, 2015 and December 28, 2014.

•	Statements of Operations for the Years Ended December 31, 2015 and December 28, 2014.

•	Statements of Stockholders’ Equity / (Deficit) for the Years Ended December 31, 2015 and December 28, 2014.

•	Statements of Cash Flows for the Years Ended December 31, 2015 and December 28, 2014.

•	Notes to Financial Statements.

Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either not applicable or has been presented in the financial statements.

Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated June 13, 2014, by and between the Company and ARC Group, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K12G3 filed with the SEC on June 19, 2015)

3.1	Articles of Incorporation of ARC Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K12G3 filed with the SEC on June 19, 2015)

3.2	Bylaws of ARC Group Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K12G3 filed with the SEC on June 19, 2015)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K12G3 filed with the SEC on June 19, 2015)

10.1+	Employment Agreement, dated January 22, 2013, between the Company and Richard W. Akam (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 28, 2013)

10.2	Consulting Agreement For Term, dated July 12, 2013, by and between the Company and Michael P. Rosenberger (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on July 18, 2013)

10.3	Loan Agreement, dated September 13, 2013, by and between the Company and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on September 19, 2013)

10.4	Promissory Note, dated September 13, 2013, issued by the Company in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on September 19, 2013)

10.5	Consulting Agreement, dated September 13, 2013, by and between the Company and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on September 19, 2013)

10.6	Contribution Agreement, dated January 20, 2014, by and between the Company and Paradise on Wings Franchise Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on January 24, 2014)

10.7	Amended and Restated Operating Agreement of Paradise on Wings Franchise Group, LLC, dated January 20, 2014, by and among the Company and the other members thereto (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on January 24, 2014)

10.8	Securities Purchase Agreement, dated February 27, 2014, by and between the Company and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 5, 2014)

10.9	Promissory Note, dated February 27, 2014, issued by Seenu G. Kasturi in favor of the Company (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 5, 2014)

10.10+	Summary of Compensation for Daniel Slone (incorporated by reference to Exhibit 10.13 to the Company Form 10-K filed with the SEC on March 31, 2014)

10.11	Settlement Agreement and Release, dated January 8, 2015, by and between the Company and J. David Eberle (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015)

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ARC GROUP, INC.

Date: April 14, 2016	By:	/s/ Richard W. Akam
Richard W. Akam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Akam	Chief Executive Officer, Chief	April 14, 2016
Richard W. Akam	Operating Officer and Secretary (Principal Executive Officer)

/s/ Daniel Slone	Chief Financial Officer (Principal	April 14, 2016
Daniel Slone	Financial Officer and Principal Accounting Officer)

/s/ Ketan Pandya	Director	April 14, 2016
Ketan Pandya

/s/ Fred D. Alexander	Director	April 14, 2016
Fred D. Alexander

ARC GROUP, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

ARC Group, Inc.

Lafayette, Louisiana

We have audited the accompanying balance sheets of ARC Group, Inc. (the “Company”) as of December 31, 2015 and December 28, 2014, and the related statements of operations, changes in stockholders’ equity / (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARC Group, Inc. as of December 31, 2015 and December 28, 2014, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has insufficient working capital and reoccurring losses from operations, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 14, 2016

ARC Group, Inc.

Balance Sheets

	December 31,	December 28,
	2015	2014

Assets

Cash and cash equivalents	$6,775	$-
Accounts receivable, net	11,724	-
Accounts receivable, net – related party	65,083	43,033
Notes receivable – related party	121,638	18,600
Interest receivable – related party	11,380	5,063

Total current assets	216,600	66,696

Deposits	1,806	1,100
Notes receivable, net of current portion	6,404	10,990
Equity investment in Paradise on Wings	570,828	818,545

Total assets	$795,638	$897,331

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$504,037	$495,765
Accrued expenses – related party	29,733	17,898
Accrued interest	2,173	11,480
Advertising fund liabilities	-	31,474
Settlement agreements payable	452,421	441,056
Accrued legal settlement	194,181	-
Notes payable – related party	-	3,420
Notes payable – in default	7,000	11,000
Other current liabilities	2,172	4,741

Total current liabilities	1,191,717	1,016,834

Total liabilities	1,191,717	1,016,834

Stockholders' deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,521,035 and 6,362,464 shares issued and outstanding at December 31, 2015 and December 28, 2014, respectively	65,211	63,625
Additional paid-in capital	3,638,466	3,564,309
Stock subscriptions receivable	-	(170,000)
Stock subscriptions payable	199,863	289,452
Accumulated deficit	$(4,299,619)	(3,866,889)

Total stockholders' deficit	(396,079)	(119,503)

Total liabilities and stockholders' deficit	$795,638	$897,331

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statements of Operations

	For the Year Ended
	December 31, 2015	December 28, 2014

Revenue:
Net revenue	$499,231	$426,415
Net revenue – related party	467,700	162,441

Total net revenue	966,931	588,856

Operating expenses:
Professional fees	160,178	184,644
Employee compensation expense	585,128	418,519
General and administrative expenses	175,179	185,648

Total operating expenses	920,485	788,811

Income / (loss) from operations	46,446	(199,955)

Other income / (expense):
Interest expense	(16,452)	(24,408)
Income (loss) from investment in Paradise on Wings	(247,717)	18,545
Losses on litigation	(221,323)	-
Interest income — related party	6,316	11,938
Other income	-	47

Total other income / (expense)	(479,176)	6,122

Net loss	$(432,730)	$(193,833)

Net loss per share – basic and fully diluted	$(0.07)	$(0.03)

Weighted average number of shares outstanding – basic and fully diluted	6,500,294	6,255,668

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statement of Stockholders' Equity / (Deficit)

			Additional	Stock	Stock
	Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Payable	Deficit	Total
Balance at December 29, 2013	5,659,418	$56,594	$2,340,736	$-	$139,080	$(3,673,056)	$(1,136,646)

Common stock issued for note receivable – related party	206,061	2,061	337,939	(170,000)	-	-	170,000
Common stock issued for services	78,433	784	69,216	-	372	-	70,372
Common stock issued upon conversion of promissory notes – related party	326,017	3,260	567,269	-	-	-	570,529
Imputed interest on no-interest loans	-	-	75	-	-	-	75
Common stock issued for investment in Paradise on Wings	235,295	2,353	397,647	-	-	-	400,000
Common stock reclassified to unissued shares	(142,857)	(1,428)	(148,572)	-	150,000	-	-
Common stock issued for reverse stock split	97	1	(1)	-	-	-	-
Net loss	-	-	-	-	-	(193,833)	(193,833)

Balance at December 28, 2014	6,362,464	$63,625	$3,564,309	$(170,000)	$289,452	$(3,866,889)	$(119,503)

Common stock issued for services	101,429	1,015	57,586	-	411	-	59,012
Common stock issued for settlement of litigation	57,142	571	16,571	-	(90,000)	-	(72,858)
Common stock issued for note receivable – related party	-	-	-	170,000	-	-	170,000
Net loss	-	-	-	-	-	(432,730)	(432,730)

Balance at December 31, 2015	6,521,035	$65,211	$3,638,466	$-	$199,863	$(4,299,619)	$(396,079)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31, 2015	December 28, 2014

Cash flows from operating activities

Net loss	$(432,730)	$(193,833)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for compensation and amortization of stock compensation expense	59,012	70,373
Imputed interest on no-interest loans	-	75
Losses on litigation	221,323	-
Changes in operating assets and liabilities:
Accounts receivable	(11,724)	8,147
Accounts receivable – related party	(22,051)	(25,655)
Notes receivable	-	(10,990)
Interest receivable – related party	(6,316)	(5,063)
Deposits	(706)	-
Equity investment in Paradise on Wings	247,717	(18,545)
Accounts payable and accrued liabilities	(1,183)	(70,613)
Accrued liabilities – related party	8,439	(22,168)
Advertising fund liabilities	(31,474)	31,474
Settlement agreements payable	(88,635)	11,241
Other current liabilities	975	3,940

Net cash used by operating activities	(57,353)	(221,617)

Cash flows from investing activities

Equity investment in Paradise on Wings	-	(400,000)
Issuance of notes receivable – related party	(297,918)	(18,600)
Repayments of notes receivable	4,586	16,845
Repayments of notes receivable – related party	194,880	-

Net cash used by investing activities	(98,452)	(401,755)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	1,987,953	1,656,116
Repayments of notes payable	(4,000)	-
Repayments of notes payable – related party	(1,991,373)	(1,207,806)
Proceeds from stock subscriptions receivable	170,000	170,000

Net cash provided by financing activities	162,580	618,310

Net decrease in cash and cash equivalents	6,775	(5,062)
Cash and cash equivalents, beginning of period	-	5,062

Cash and cash equivalents, end of period	$6,775	$-

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Equity investment in Paradise on Wings	$-	$400,000
Stock issued upon conversion of notes payable – related party	$-	$570,529
Stock issued for stock subscriptions payable	$49,452	$49,080
Stock issued for settlement of litigation	$90,000	$-

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Notes to Financial Statements

Note 1. Description of Business

ARC Group, Inc., formerly American Restaurant Concepts, a Nevada corporation (the “Company”), was incorporated in April 2000. The Company’s business is focused on the development of the Dick’s Wings® franchise and the acquisition of financial interests in other restaurant brands. The Dick’s Wings concept is currently comprised of traditional restaurants like its Dick’s Wings & Grill® restaurants and non-traditional units like the Dick’s Wings concession stands that the Company has at EverBank Field. The Company establishes restaurants by entering into franchise agreements with qualified parties and generates revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for royalty payments, franchise fees and area development fees.

At December 31, 2015, the Company had 20 restaurants and two Dick’s Wings concession stands. Of the 20 restaurants, 16 were located in Florida and four were located in Georgia. The Company’s concession stands at EverBank Field are also located in Florida. All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stands at EverBank Field is licensed to a third-party operator.

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

Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $432,730 and $193,833 for the years ended December 31, 2015 and December 28, 2014, respectively. As of December 31, 2015, the Company's accumulated deficit was $4,299,619. During the years ended December 31, 2015 and December 28, 2014, the Company experienced negative cash flows from operations. Those facts create an uncertainty about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its successfully executing its plans to generate positive cash flows during fiscal year 2016. The Company's financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

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

Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years ended December 31, 2015 and December 28, 2014 were comprised of 52 weeks.

On June 18, 2014, the Company’s board of directors approved a resolution changing the Company’s fiscal year end from the last Sunday in December of the applicable calendar year to December 31st. The change became effective beginning with the Company’s 2015 fiscal year. Pursuant to Rules 13a-10 and 15d-10 of the Securities Exchange Act of 1934, as amended, the Company was not required to file a transition report in connection with the change of its fiscal year end.

Franchise Operations

The Company enters into franchise agreements with each of its franchisees to build and operate restaurants using the Dicks Wings brand within a defined geographic area. Franchisees are required to operate their restaurants in compliance with their franchise agreements, which includes adherence to operating and quality control procedures established by the Company. The Company is not required to provide loans, leases, or guarantees to franchisees or the franchisees’ employees and vendors. If a franchisee becomes financially distressed, the Company is not required to provide financial assistance. If financial distress leads to insolvency of the franchisee or the filing of a petition by or against the franchisee under bankruptcy laws, the Company has the right, but not the obligation, to acquire the franchise at fair value as determined by an independent appraiser selected by the Company. Franchisees generally remit royalty payments weekly for the prior week’s sales. Franchise and area development fees are paid upon the signing of the related agreements.

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

The Company generated revenue of $966,931 and $588,856 during the years ended December 31, 2015 and December 28, 2014, respectively.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents in accordance with ASC Topic 305, Cash and Cash Equivalents. The Company had cash and cash equivalents of $6,775 at December 31, 2015. The Company did not have any cash and cash equivalents at December 28, 2014.

Accounts Receivable

Accounts receivable consists primarily of contractually-determined receivables primarily for franchise fees and royalties due from, but not yet paid by, the Company’s franchisees. Accounts receivable, net of the allowance for doubtful accounts, represents the estimated net realizable value of the Company’s accounts receivable. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables and current economic conditions, and are written off when they are deemed uncollectible, all in accordance with ASC Topic 310, Receivables. The Company had accounts receivable, net of the allowance for doubtful accounts, from related parties of $65,083 and $43,033 at December 31, 2015 and December 28, 2014, respectively, and accounts receivable, net of the allowance for doubtful accounts, from unrelated third parties of $11,724 and $-0- at December 31, 2015 and December 28, 2014, respectively.

The accounts receivable balance at December 31, 2105 was comprised primarily of unpaid royalties, franchisee fees and licensing fees due from one of the Company’s franchisees that was behind in its payments, all of which the Company expects to collect in full in early 2016. Accordingly, the allowance for doubtful accounts was zero at December 31, 2015. The accounts receivable balance at December 28, 2014 was comprised primarily of unpaid royalties due from one of the Company’s franchisees that was behind in its payments, all of which the Company collected in full in early 2015. Accordingly, the allowance for doubtful accounts was zero at December 28, 2014.

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

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company had property and equipment of $4,674 and accumulated depreciation of $4,674 at December 31, 2015 and December 28, 2014.

Long-Lived Assets

The Company reviews long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not have any long-lived assets at December 31, 2015 and December 28, 2014.

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

ARC Group, Inc.

Notes to Financial Statements

Debt Discounts, Deferred Financing Costs and Imputed Interest

The Company accounts for debt discounts and deferred financing costs in accordance with ASC Topic 470, Debt (“ASC 470”). Debt discounts and deferred financing costs are amortized through periodic charges to interest expense over the maximum term of the related financial instrument using the effective interest method. The Company did not incur any amortization of debt discounts and deferred financing costs during the years ended December 31, 2015 and December 28, 2014.

The Company accounts for imputed interest in accordance with ASC Topic 835, Interest.  During the years ended December 31, 2015 and December 28, 2014, the Company borrowed funds from related parties pursuant to loans that were interest free and payable on demand.  The loans did not have a definite term.  Based upon the interest rates charged to the Company for comparable loans made to the Company in the recent past, the Company applied an imputed interest rate of 6% to the loans.   In addition, since the loans did not have a definite term, the Company was unable to calculate a discount associated with the loans.  As a result, the Company accounted for imputed interest with respect to the loans by recording interest expense as it was incurred.  The Company incurred $75 of imputed interest during the year ended December 28, 2014, respectively, which was credited to additional paid-in capital since the interest was not payable. The Company did not incur any imputed interest during the year ended December 31, 2015.

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

ARC Group, Inc.

Notes to Financial Statements

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

Advertising Costs

The Company has established a general advertising fund that it uses to pay for advertising costs, sales promotions, market research and other support functions intended to maximize general public recognition and acceptance of the Dick’s Wings brand. Company-owned and franchised restaurants are required to contribute at least one percent (1%), but not more than two percent (2%), of their gross revenue to the Company’s general advertising fund.

Contributions made by franchisees to the general advertising fund and marketing and advertising expenses paid by the general advertising fund are not recognized as revenues and expenses. The instead constitute agency transactions. Related advertising obligations are accrued and the costs expensed at the same time the related contributions are recognized. These advertising fees are recorded as a liability against which specific costs are charged.

ARC Group, Inc.

Notes to Financial Statements

The Company’s advertising fund liability was $31,474 at December 28, 2014. The Company did not have any advertising fund liability at December 31, 2015.

Payments Received From Vendors

Vendor allowances include allowances and other funds that the Company receives from vendors. Certain of these funds are determined based on various quantitative contract terms. The Company also receives vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Vendor allowances are not recognized as revenue. Instead, they are recognized as a reduction in costs. The Company generally receives payment from vendors approximately 30 days from the end of a month for that month’s purchases. The Company received vendor allowances of $33,325 and $15,210 during the years ended December 31, 2015 and December 28, 2014, respectively.

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

ARC Group, Inc.

Notes to Financial Statements

The Company recognized stock compensation expense of $59,012 and $70,372 during the years ended December 31, 2015 and December 28, 2014, respectively.

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

Net deferred tax assets consisted of the following components at December 31, 2015 and December 28, 2014:

	December 31,	December 28,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$908,297	$831,768
Deferred tax liabilities	---	---
Valuation allowance	(908,297)	(831,768)
Net deferred tax asset	$ ---	$ ---

The Company had net operating loss carry-forwards of approximately $2,383,982 and $2,231,587 at December 31, 2015 and December 28, 2014, respectively, that may be offset against future taxable income between the years of 2023 and 2033. No tax benefit has been reported in the December 31, 2015 and December 28, 2014 financial statements because the potential tax benefit is offset by a valuation allowance of the same amount. The Company had no uncertain tax positions at December 31, 2015 and December 28, 2014.

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

ARC Group, Inc.

Notes to Financial Statements

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue with Contracts from Customers (“ASU 2014-09”). ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of the updated guidance but it does not believe the adoption of ASU 2014-09 will have a material impact on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This update requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15: (i) provides a definition of the term substantial doubt, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effects of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated, and (vi) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. This update is effective for the fiscal years ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. ASU 2014-15 did not have a material impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies the analysis that must be performed to determine whether a reporting entity should consolidate certain types of legal entities. The updated guidance is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The Company does not believe the adoption of ASU 2014-09 will have a material impact on its financial statements.

The Company reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the Company’s financial statements as a result of future adoption.

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

ARC Group, Inc.

Notes to Financial Statements

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at December 31, 2015 and December 28, 2014 were excluded from the computation of diluted net loss per share for the years ended December 31, 2015 and December 28, 2014 because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the years ended December 31, 2015 and December 28, 2014.

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

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the year ended December 31, 2015 and the period beginning January 21, 2014 and ending December 28, 2014 provided to the Company by Paradise on Wings.

Statement of Operations	Year Ended December 31, 2015	Period From January 21, 2014 Through December 28, 2014
Revenue	$348,781	$313,087
Operating expenses	(585,384)	(276,496)
Income (loss) from operations	(236,603)	36,591
Other income (expense)	(258,832)	499
Net income (loss)	$(495,435)	$37,090

Company’s share of net income (loss)	$(247,717)	$18,545

ARC Group, Inc.

Notes to Financial Statements

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at December 31, 2015 and December 28, 2014 provided to the Company by Paradise on Wings.

Balance Sheet	December 31, 2015	December 28, 2014
Current assets	$62,460	$89,968
Equity investment	141,168	400,000
Note receivable	-	160,051
Total assets	$203,628	$650,019

Total liabilities	$101,023	$43,300
Equity	102,605	606,719
Total liabilities and equity	$203,628	$650,019

Note 5. Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings. A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis at December 31, 2015 and December 28, 2014:

	Level 1	Level 2	Level 3
Equity investments – December 31, 2015	$-0-	$570,828	$-0-
Equity investments – December 28, 2014	$-0-	$818,545	$-0-

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

ARC Group, Inc.

Notes to Financial Statements

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

ARC Group, Inc.

Notes to Financial Statements

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

ARC Group, Inc.

Notes to Financial Statements

Future minimum annual payments under the leases as of December 31, 2015 are as follows:

Year	Lease Payment
2016	$22,871
2017	22,069
2018	-0-
2019	-0-
2020	-0-
Thereafter	-0-
Total	$44,940

Note 7. Notes Receivable

Notes Receivable - Unrelated Parties

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $2,652 and $10,313 were made against the loans during the years ended December 31, 2015 and December 28, 2014, respectively.

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $1,934 and $503 were made against the loan during the years ended December 31, 2015 and December 28, 2014, respectively.

Notes Receivable - Related Parties

In December 2013, the Company loaned $6,000 to DWG Acquisitions, LLC, a Florida limited liability company (“DWG Acquisitions”). The loan accrued interest at a rate of 6% per year and was payable on demand. The loan was paid off in full by Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), during the three-month period ended March 30, 2014. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

Between April and June 2014, the Company loaned $17,952 to DWG Acquisitions.  The loan accrued interest at a rate of 6% per year and was payable on demand. The loan was paid off in full by Blue Victory during the year ended December 28, 2014. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In October 2014, the Company loaned $3,700 to Yobe Acquisition, LLC (“Yobe Acquisition”). The loan accrued interest at a rate of 6% per year and was payable on demand. No payments were made under the loan during the year ended December 28, 2014. The loan was paid off in full by Blue Victory during the year ended December 31, 2015. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

ARC Group, Inc.

Notes to Financial Statements

In November and December 2014, the Company loaned a total of $16,800 to Quantum Leap QSR, LLC (“Quantum Leap”). The loan accrued interest at a rate of 6% per year and was payable on demand. No payments were made under the loan during the year ended December 28, 2014. The loan was paid off in full by Blue Victory during the year ended December 31, 2015. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Racing QSR, LLC (“Racing QSR”). The loan accrued interest at a rate of 6% per year and was payable on demand. Racing QSR did not make any payments under the loan during the year ended December 31, 2015. Accordingly, the outstanding balance of the loan was $121,638 at December 31, 2015.

The carrying value of the Company’s outstanding notes receivable was $128,042 at December 31, 2015. A total of $6,404 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company. The remaining balance of $121,638 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

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

Note 8. Debt Obligations

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $7,000 and $14,420 at December 31, 2015 and December 28, 2014, respectively, of which $7,000 and $11,000 was in default on December 31, 2015 and December 28, 2014, respectively. Accrued interest under the Company’s outstanding promissory notes was $2,174 and $11,480 at December 31, 2015 and December 28, 2014, respectively.

A summary of the terms of the promissory notes that were outstanding during the years ended December 31, 2015 and December 28, 2014 is provided below.

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes. The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, on December 31, 2015, a total original principal balance of $7,000 was outstanding under the two remaining notes. These notes are currently in default.

ARC Group, Inc.

Notes to Financial Statements

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

Between January 22, 2014 and December 28, 2014, the Company borrowed an additional $1,445,216 under the credit facility, and between June 30, 2014 and December 28, 2014, the Company repaid $1,441,796 under the credit facility. Accordingly, as of December 28, 2014, the outstanding principal amount of the credit facility was $3,420.

Between December 29, 2014 and December 31, 2015, the Company borrowed an additional $1,987,953 under the credit facility. During the year ended December 31, 2015, repayments of $1,991,373 were made by the Company. The loan was paid off in full by the Company during the year ended December 31, 2015.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $7,000 and $14,420 at December 31, 2015 and December 28, 2014, respectively, as follows:

	December 31,	December 28,
	2015	2014
Notes payable – related party	$-0-	$3,420
Notes payable – in default	7,000	11,000
Total notes payable, net	$7,000	$14,420

Note 9. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at December 31, 2015 and December 28, 2014, respectively, of which 6,521,035 and 6,362,464 shares of common stock were outstanding at December 31, 2015 and December 28, 2014, respectively.

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

On February 27, 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000. The price per share of common stock paid by Mr. Kasturi was equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction was completed. Mr. Kasturi paid for the shares through the issuance of a promissory note in favor of the Company in the amount of $340,000. The promissory note was unsecured, accrued interest at a rate of 6% per annum, and had a maturity date of March 31, 2015. The principal and interest were payable in four equal quarterly installments of $85,000 beginning June 30, 2014. The investment was reflected in stock subscriptions receivable at December 28, 2014. As of December 28, 2014, a total of $170,000 remained outstanding under the promissory note. The promissory note was paid off in full by Mr. Kasturi during the year ended December 31, 2015.

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

In January 2015, Richard Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $548 of stock compensation expense in connection therewith during the year ended December 31, 2015. The Company also recognized $49,863 of stock compensation expense during the year ended December 31, 2015 in connection with the vesting of the shares of common stock to be earned to Mr. Akam on January 1, 2016 under the terms of his employment agreement with the Company.

In January 2015, the Company issued 57,142 shares of its common stock to J. David Eberle pursuant to the terms of the settlement agreement and release that the Company entered into with him in connection with the settlement of the legal proceeding commenced by Mr. Eberle against the Company in April 2012. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed, which valued the shares at $17,143. The Company recorded a loss on settlement of litigation of $27,143, comprised of the $100,000 settlement amount plus the $17,143 value of the shares, less the $90,000 stock payable recorded before the settlement of the legal proceeding. A description of the legal proceeding and settlement and release agreement is set forth herein under Note 13. Judgments in Legal Proceedings.

ARC Group, Inc.

Notes to Financial Statements

In February 2015, the Company issued 10,000 shares of its common stock to one of its non-executive employees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $2,000 of stock compensation expense in connection therewith during the year ended December 31, 2015.

In August 2015, the Company issued 20,000 shares of its common stock to one of its non-executive employees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $6,600 of stock compensation expense in connection therewith during the year ended December 31, 2015.

Note 10. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the years ended December 31, 2015 and December 28, 2014, and no stock options or warrants were exercised or outstanding during the years ended December 31, 2015 and December 28, 2014.

Note 11. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2015, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2015, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

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

In July 2013, the Company entered into a three-year sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership for a concession stand to be located at EverBank Field in Jacksonville, Florida. The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. In July 2015, the Company extended its sponsorship agreement with the Jaguars by an additional two years and entered into a subcontractor concession agreement with Ovations Food Services, L.P. for a second concession stand at EverBank Field. The Company subsequently assigned all of its rights and obligations under the second concession agreement to DWG Acquisitions in return for an additional fee of $3,000 per month for each full or partial month during which the concession agreement is in effect. The Company maintained the fee paid to DWG Acquisitions at $2,000 per month. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated revenue of $24,000 from DWG Acquisitions under the assignment agreements during the years ended December 31, 2015 and December 28, 2014.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction is completed. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory. Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory. The Company had total loans of $3,420 outstanding under the credit facility as of December 28, 2014. The Company did not have any loans outstanding under the credit facility at December 31, 2015. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

ARC Group, Inc.

Notes to Financial Statements

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $69,545 and $52,328 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2015 and December 28, 2014, respectively.

In December 2013, the Company loaned $6,000 to DWG Acquisitions. The loan accrued interest at a rate of 6% per year and was payable on demand. The loan was paid off in full by Blue Victory during the year ended December 28, 2014. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. A description of the loan is set forth herein under Note 7. Notes Receivable.

In December 2013, the Company borrowed $5,000 from Star Brands II, LLC, a Louisiana limited liability company (“Star Brands II”). The loan accrued interest at a rate of 6% per year and was payable on demand. The loan was paid off in full by Blue Victory during the year ended December 28, 2014. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 70% of the equity interests in Star Brands II. He also serves as the Manager of Star Brands II. A description of the loan is set forth herein under Note 8. Debt Obligations.

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

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $98,802 and $54,611 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2015 and December 28, 2014, respectively.

ARC Group, Inc.

Notes to Financial Statements

Between April and June 2014, the Company loaned $17,952 to DWG Acquisitions. The loan accrued interest at a rate of 6% per year and was payable on demand. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. A description of the loan is set forth herein under Note 7. Notes Receivable.

In October 2014, the Company loaned $3,700 to Yobe Acquisition. The loan accrued interest at a rate of 6% per year and was payable on demand. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in Yobe Acquisition. He also serves as the managing member of Yobe Acquisition. A description of the loan is set forth herein under Note 7. Notes Receivable.

In November and December 2014, the Company loaned a total of $16,800 to Quantum Leap. The loan accrued interest at a rate of 6% per year and was payable on demand. Ketan Pandya is a director of the Company and owns approximately 70% of the equity interests in Quantum Leap. He also serves as the managing member of Quantum Leap. A description of the loan is set forth herein under Note 7. Notes Receivable.

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $58,180 and $1,502 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2015 and December 28, 2014, respectively.

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $44,901 in royalties and $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2015.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $32,819 in royalties and $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2015.

ARC Group, Inc.

Notes to Financial Statements

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $16,372 in royalties and $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2015.

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Racing QSR, LLC (“Racing QSR”). The loan accrued interest at a rate of 6% per year and was payable on demand. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in Racing QSR. He also serves as the President, Treasurer and Secretary, and sole member, of Racing QSR. A description of the loan is set forth herein under Note 7. Notes Receivable.

During the years ended December 31, 2015 and December 28, 2014 the Company earned $467,760 and $162,441 from companies controlled by Seenu Kasturi. Additionally, during the years ended December 31, 2015 and December 28, 2014 the Company borrowed $1,987,953 and $1,656,116 and repaid $1,991,373 and $1,207,806 from Blue Victory Holdings, an entity controlled by Seenu Kasturi.

Note 13. Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. vs. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County. In the complaint, the Company alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings. In early 2010, Cala breached the terms of the settlement agreement, relieving the Company of any further obligations under the settlement agreement. The Company made total payments of $40,000 under the settlement agreement prior to the breach by Cala. Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at December 31, 2015 and December 28, 2014.

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at December 31, 2015 and December 28, 2014. Interest expense in the amount of $11,365 and $10,440 was accrued on the outstanding balance of the settlement agreement payable during the years ended December 31, 2015 and December 28, 2014, respectively. The interest expense was credited to settlement agreements payable.

ARC Group, Inc.

Notes to Financial Statements

In April 2012, a legal proceeding entitled J. David Eberle vs. American Restaurant Concepts, Inc. was filed with the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida. In the complaint, J. David Eberle, one of the Company’s former employees, alleged damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08.  In January 2015, the Company entered into a settlement agreement and release with Mr. Eberle pursuant to which the Company agreed to pay Mr. Eberle $100,000, such amount to be paid in six monthly payments of $16,667 beginning March 1, 2015, and agreed to issue 57,142 shares of its common stock to Mr. Eberle. In consideration thereof, Mr. Eberle agreed to release the Company from any and all claims that were asserted or that could have been asserted by Eberle in the legal proceeding, and the complaint was dismissed with prejudice. The Company recognized a loss on the settlement of litigation of $27,142 during the year ended December 31, 2015 in connection therewith.

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

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. This case is currently pending. The Company accrued $194,181 for potential legal settlement at December 31, 2015.

Note 14. Subsequent Events

In January 2016, Richard Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. A description of Mr. Akam’s employment agreement is set forth herein under Note 6. Commitments and Contingencies.

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