Form 10-Q
period 2016-03-31
ARC Group, Inc.
filed 2016-05-13
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2016

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,592,464 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on May 12, 2016.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets

Cash and cash equivalents	$65,219	$6,775
Accounts receivable, net	21,372	11,724
Accounts receivable, net – related party	122,177	65,083
Notes receivable – related party	150,323	121,638
Interest receivable – related party	11,380	11,380
Other current assets	2,827	-

Total current assets	373,298	216,600

Deposits	1,806	1,806
Notes receivable, net of current portion	5,154	6,404
Equity investment in Paradise on Wings	546,505	570,828

Total assets	$926,763	$795,638

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$514,441	$504,037
Accrued expenses – related party	6,882	29,733
Accrued interest	2,279	2,173
Advertising fund liabilities	27,581	-
Settlement agreements payable	455,232	452,421
Accrued legal settlement	194,181	194,181
Notes payable – in default	7,000	7,000
Other current liabilities	2,172	2,172

Total current liabilities	1,209,768	1,191,717

Total liabilities	1,209,768	1,191,717

Stockholders' deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,592,464 and 6,521,035 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	65,925	65,211
Additional paid-in capital	3,687,752	3,638,466
Stock subscriptions payable	162,295	199,863
Accumulated deficit	(4,198,977)	(4,299,619)

Total stockholders' deficit	(283,005)	(396,079)

Total liabilities and stockholders' deficit	$926,763	$795,638

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Revenue:
Net revenue	$134,833	$142,609
Net revenue – related party	173,782	80,407

Total net revenue	308,615	223,016

Operating expenses:
Professional fees	36,160	61,307
Employee compensation expense	130,408	124,870
General and administrative expenses	20,861	44,310

Total operating expenses	187,429	230,487

Income / (loss) from operations	121,186	(7,471)

Other income / (expense):
Interest income / (expense)	2,915	(7,402)
Income / (loss) from investment in Paradise on Wings	(24,323)	15,073
Losses on litigation	-	(27,142)
Interest income — related party	-	2,578
Other income	864	-

Total other income / (expense)	(20,544)	(16,893)

Net income / (loss)	$100,642	$(24,364)

Net income (loss) per share – basic and fully diluted	$0.02	$(0.00)

Weighted average number of shares outstanding – basic and fully diluted	6,591,679	6,486,580

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statement of Stockholders' Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 31, 2015	6,521,035	$65,211	$3,638,466	$199,863	$(4,299,619)	$(396,079)

Common stock issued for services	71,429	714	49,286	(37,568)	-	12,432

Net income	-	-	-	-	100,642	100,642

Balance at March 31, 2016	$6,592,464	$65,925	$3,687,752	$162,295	$(4,198,977)	$(283,005)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities

Net income / (loss)	$100,642	$(24,364)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Stock issued for compensation and amortization of stock compensation expense	12,432	14,740
Losses on litigation	-	27,142
Changes in operating assets and liabilities:
Accounts receivable	(9,648)	(15,838)
Accounts receivable – related party	(57,094)	(2,063)
Notes receivable	1,250	834
Interest receivable – related party	-	(2,578)
Deposits	-	(706)
Equity investment in Paradise on Wings	24,323	(15,073)
Other current assets	(2,827)	-
Accounts payable and accrued liabilities	(12,447)	29,057
Accrued liabilities – related party	106	56
Advertising fund liabilities	27,581	(8,097)
Settlement agreements payable	2,811	(13,795)
Other current liabilities	-	16,438

Net cash provided by operating activities	87,129	5,753

Cash flows from investing activities

Issuance of notes receivable – related party	(107,643)	(1,900)
Repayment of notes receivable – related party	78,958	-

Net cash used by investing activities	(28,685)	(1,900)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	283,798	161,417
Repayments of notes payable – related party	(283,798)	(144,052)
Proceeds from stock subscriptions receivable	-	85,000

Net cash provided by financing activities	-	102,365

Net increase in cash and cash equivalents	58,444	106,218
Cash and cash equivalents, beginning of period	6,775	-

Cash and cash equivalents, end of period	$65,219	$106,218

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Stock issued for stock subscriptions payable	$-	$49,452
Stock issued for settlement of litigation	$-	$90,000

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Note 1. Description of Business

ARC Group, Inc., a Nevada corporation (the “Company”), was incorporated in April 2000. The Company’s business is focused on the development of the Dick’s Wings® franchise and the acquisition of financial interests in other restaurant brands. The Dick’s Wings concept is currently comprised of traditional restaurants like its Dick’s Wings & Grill® restaurants and non-traditional units like the Dick’s Wings concession stands that the Company has at EverBank Field. The Company establishes restaurants by entering into franchise agreements with qualified parties and generates revenue by granting franchisees the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for royalty payments, franchise fees and area development fees.

At March 31, 2016, the Company had 22 restaurants and two Dick’s Wings concession stands. Of the 22 restaurants, 17 are located in Florida and five are located in Georgia. The Company’s concession stands at EverBank Field are also located in Florida. All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stands at EverBank Field is licensed to a third-party operator.

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

The unaudited financial statements included in this report have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Reclassifications

Certain amounts in the Company’s financial statements for 2015 have been reclassified to conform to the 2016 presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

Going Concern

As shown in the accompanying financial statements, the Company has working capital deficits of $836,470 and $975,117 at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the Company’s accumulated deficit was $4,198,977. During the years ended December 31, 2015 and December 28, 2014, the Company experienced negative cash flows from operating activities. Those facts create an uncertainty about the Company's ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon it successfully executing its plans to generate positive cash flows during fiscal year 2016. The Company's financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

Significant Accounting Policies

As of March 31, 2016, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, had not changed materially.

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

The Company did not have any exercisable or convertible securities outstanding at March 31, 2016. As a result, basic net income per share was equal to diluted net income per share for the three-month period ended March 31, 2016.

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at March 31, 2015 were excluded from the computation of diluted net loss per share for the three-month period ended March 31, 2015 because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the three-month period ended March 31, 2015.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

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

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three-month periods ended March 31, 2016 and March 31, 2015 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue	$69,188	$94,367
Operating expenses	(84,023)	(64,221)
Income / (loss) from operations	(14,835)	30,146
Other income / (expense)	(33,811)	-0-
Net income / (loss)	$(48,646)	$30,146

Company’s share of net income / (loss)	$(24,323)	$15,073

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at March 31, 2016 and December 31, 2015 provided to the Company by Paradise on Wings.

Balance Sheet	March 31, 2016	December 31, 2015
Current assets	$92,177	$62,460
Equity investment	129,262	141,168
Total assets	$221,439	$203,628

Total liabilities	$157,126	$101,023
Equity	64,313	102,605
Total liabilities and equity	$221,439	$203,628

Note 5. Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings. A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3
Equity investments – March 31, 2016	$-0-	$546,505	$-0-
Equity investments – December 31, 2015	$-0-	$570,828	$-0-

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

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

On each of January 1, 2015 and January 1, 2016, Mr. Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company.

Operating Leases

In January 2013, the Company entered into a commercial lease with GGRD II, LLC for its corporate headquarters located at 13453 North Main Street, Jacksonville, Florida pursuant to which the Company leases approximately 1,800 square feet of space. The lease provided for a fixed monthly rent payment of $1,100 and expired on January 31, 2015.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In January 2015, the Company entered into a lease with Crescent Hill Office Park for its corporate headquarters located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida pursuant to which the Company leases approximately 2,000 square feet of space. The lease provides for an initial monthly rent payment of $1,806 and expires on December 31, 2017.

Note 7. Notes Receivable

Notes Receivable - Unrelated Parties

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $723 and $482 were made against the loans during the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $527 and $352 were made against the loan during the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

Notes Receivable - Related Parties

In October 2014, the Company loaned $3,700 to Yobe Acquisition, LLC (“Yobe Acquisition”). The loan accrued interest at a rate of 6% per year and was payable on demand. No payments were made under the loan during the three-month period ended March 31, 2015. The loan was paid off in full by Blue Victory Holdings, Inc. (“Blue Victory”) during the year ended December 31, 2015. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Racing QSR, LLC (“Racing QSR”). The Company loaned an additional $107,643 to Racing QSR during the three-month period ended March 31, 2016, of which $78,958 was repaid to the Company by Racing QSR during the three-month period ended March 31, 2016. The loan accrues interest at a rate of 6% per year and is payable on demand. Racing QSR did not make any payments under the loan during the three-month period ended March 31, 2016. The outstanding balance of the loan was $150,323 and $121,638 at March 31, 2016 and December 31, 2015, respectively.

The carrying value of the Company’s outstanding notes receivable was $155,477 at March 31, 2016. A total of $5,154 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company. The remaining balance of $150,323 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

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

Note 8. Debt Obligations

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $7,000 at March 31, 2016 and December 31, 2015, all of which was in default. Accrued interest under the Company’s outstanding promissory notes was $2,279 and $2,174 at March 31, 2016 and December 31, 2015, respectively.

A summary of the terms of the promissory notes that were outstanding during the three-month period ended March 31, 2016 and the year ended December 31, 2015 is provided below.

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes. The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, a total original principal balance of $7,000 was outstanding under the two remaining notes at March 31, 2016 and December 31, 2015. These notes are currently in default.

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

At December 28, 2014, the outstanding principal amount of the credit facility was $3,420.

Between December 29, 2014 and December 31, 2015, the Company borrowed an additional $1,987,953 under the credit facility. During the year ended December 31, 2015, repayments of $1,991,373 were made by the Company. Accordingly, no principal was outstanding under the credit facility at December 31, 2015.

During the three-month period ended March 31, 2016, the Company borrowed an additional $283,798 under the credit facility, all of which was repaid by the Company during the three-month period ended March 31, 2016. Accordingly, no principal was outstanding under the credit facility at March 31, 2016.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $7,000 at March 31, 2016 and December 31, 2015, respectively, as follows:

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

	March 31,	December 31,
	2016	2015
Notes payable – related party	$-0-	$-0-
Notes payable – in default	7,000	7,000
Total notes payable, net	$7,000	$7,000

Note 9. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at March 31, 2016 and December 31, 2015, respectively, of which 6,592,464 and 6,521,035 shares of common stock were outstanding at March 31, 2016 and December 31, 2015, respectively.

Stock Issuances

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

In each of January 2015 and January 2016, Mr. Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $137 and $17,691 of stock compensation expense in connection therewith during the three-month periods ended March 31, 2016 and March 31, 2015, respectively. The Company also recognized $12,295 of stock compensation expense during the three-month period ended March 31, 2016 in connection with the vesting of the shares of common stock to be earned to Mr. Akam on January 1, 2017 under the terms of his employment agreement with the Company.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In January 2015, the Company issued 57,142 shares of its common stock to J. David Eberle pursuant to the terms of the settlement agreement and release that the Company entered into with him in connection with the settlement of the legal proceeding commenced by Mr. Eberle against the Company in April 2012. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed, which valued the shares at $17,143. The Company recorded a loss on settlement of litigation of $27,143 during the three-month period ended March 31, 2015, comprised of the $100,000 settlement amount plus the $17,143 value of the shares, less the $90,000 stock payable recorded before the settlement of the legal proceeding. A description of the legal proceeding and settlement and release agreement is set forth herein under Note 13. Judgments in Legal Proceedings.

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

Note 10. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three-month period ended March 31, 2016 or the year ended December 31, 2015, and no stock options or warrants were exercised or outstanding during the three-month period ended March 31, 2016 or the year ended December 31, 2015.

Note 11. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2016, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

ARC Group 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2016, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

Note 12. Related-Party Transactions

In July 2013, the Company entered into a three-year sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership for a concession stand to be located at EverBank Field in Jacksonville, Florida. The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. In July 2015, the Company extended its sponsorship agreement with the Jaguars by an additional two years and entered into a subcontractor concession agreement with Ovations Food Services, L.P. for a second concession stand at EverBank Field. The Company subsequently assigned all of its rights and obligations under the second concession agreement to DWG Acquisitions in return for an additional fee of $3,000 per month for each full or partial month during which the concession agreement is in effect. The Company maintained the fee paid to DWG Acquisitions at $2,000 per month. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated revenue of $15,000 and $6,000 from DWG Acquisitions under the assignment agreements during the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction is completed. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory. Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory. The Company did not have any loans outstanding under the credit facility at March 31, 2016 or December 31, 2015. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $17,749 and $17,326 in royalties from DWG Acquisitions under the agreement during the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

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

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $24,351 and $26,865 in royalties from DWG Acquisitions under the agreement during the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $12,418 and $19,417 in royalties from DWG Acquisitions under the agreement during the three-month periods ended March 31, 2016 and March 31, 2015, respectively.

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $10,641 in royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2016, and generated a total of $216 in royalties and $30,000 in franchise fees from DWG Acquisitions under the agreement during the three-month period ended March 31, 2015.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $12,370 in royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2016.

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $12,473 in royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2016.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Pensacola, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $4,638 in royalties and $30,000 in franchise fees from DWG Acquisitions under the agreement during the three-month period ended March 31, 2016.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Kingsland, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $4,142 in royalties and $30,000 in franchise fees from DWG Acquisitions under the agreement during the three-month period ended March 31, 2016.

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Racing QSR, LLC (“Racing QSR”). The Company loaned an additional $107,643 to Racing QSR during the three-month period ended March 31, 2016, of which $78,958 was repaid to the Company by Racing QSR during the three-month period ended March 31, 2016. The loan accrues interest at a rate of 6% per year and is payable on demand. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in Racing QSR. He also serves as the President, Treasurer and Secretary, and sole member, of Racing QSR. A description of the loan is set forth herein under Note 7. Notes Receivable.

During the three-months ended March 31, 2016 and March 31, 2015, the Company earned $173,782 and $80,407 from companies controlled by Seenu Kasturi. Additionally, during the three-month period ended March 31, 2016, the Company borrowed $283,798 and repaid $283,798 from Blue Victory, an entity controlled by Mr. Kasturi, and during the year ended December 31, 2015, the Company borrowed $1,987,953 and repaid $1,991,373 from Blue Victory.

Note 13. Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. vs. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County. In the complaint, the Company alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings. In early 2010, Cala breached the terms of the settlement agreement, relieving the Company of any further obligations under the settlement agreement. The Company made total payments of $40,000 under the settlement agreement prior to the breach by Cala. Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at March 31, 2016 and December 31, 2015.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at March 31, 2016 and December 31, 2015. Interest expense in the amount of $2,811 and $2,872 was accrued on the outstanding balance of the settlement agreement payable during the three-month periods ended March 31, 2016 and March 31, 2015, respectively. The interest expense was credited to settlement agreements payable.

In April 2012, a legal proceeding entitled J. David Eberle vs. American Restaurant Concepts, Inc. was filed with the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida. In the complaint, J. David Eberle, one of the Company’s former employees, alleged damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08.  In January 2015, the Company entered into a settlement agreement and release with Mr. Eberle pursuant to which the Company agreed to pay Mr. Eberle $100,000, such amount to be paid in six monthly payments of $16,667 beginning March 1, 2015, and agreed to issue 57,142 shares of its common stock to Mr. Eberle. In consideration thereof, Mr. Eberle agreed to release the Company from any and all claims that were asserted or that could have been asserted by Eberle in the legal proceeding, and the complaint was dismissed with prejudice. The Company recognized a loss on the settlement of litigation of $27,142 during the three-month period ended March 31, 2015.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. This case is currently pending. The Company accrued $194,181 for the potential legal settlement during the year ended December 31, 2015. This loss was reflected in accrued legal settlement at March 31, 2016 and December 31, 2015.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below and Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 and elsewhere in this report. The following should be read in conjunction with our financial statements beginning on page 1 of this report.

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

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and non-traditional units like our two Dick’s Wings concession stands that we have at EverBank Field. We currently have 23 full-service restaurants and our two Dick’s Wings concession stands at EverBank Field. Of our 23 restaurants, 17 are located in Florida and six are located in Georgia. Our concession stands at EverBank Field are also located in Florida. All of our restaurants are owned by franchisees, and our concession stands at EverBank Field are licensed to a third-party operator.

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

Financial Results

We achieved revenue of $308,615 for the three-month period ended March 31, 2016, compared to $223,016 for the three-month period ended March 31, 2015, representing an increase of approximately 38%. Our total operating expenses decreased $43,058 to $187,429 for the three-month period ended March 31, 2016, compared to $230,487 for the three-month period ended March 31, 2015. We achieved net income of $100,642 for the three-month period ended March 31, 2016, compared to a net loss of $24,364 for the three-month period ended March 31, 2015. Our total assets increased $131,125 to $926,763 at March 31, 2016 from $795,638 at December 31, 2015, and our stockholders’ deficit decreased $113,074 to $283,005 at March 31, 2016 from $396,079 at December 31, 2015. We generated positive cash flows from operations of $87,129 during the three-month period ended March 31, 2016 compared to $5,753 during the three-month period ended March 31, 2015, representing an increase of $81,376.

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

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and in our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 31, 2016 and March 31, 2015

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees. Revenue increased $85,599 to $308,615 for the three-month period ended March 31, 2016 from $223,016 for the three-month period ended March 31, 2015. The increase of $85,599 was due primarily to an increase of $47,138 for royalties and $30,000 for franchise fees. Our royalties were positively impacted by increased sales by our franchisees at our existing restaurants, sales by franchisees at new restaurants that opened during the past 12 months, and operational improvements that we implemented at each of our franchisees’ restaurants. Our franchise fees increased as a result of the opening of new Dicks Wings restaurants. We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees decreased $25,147 to $36,160 for the three-month period ended March 31, 2016 from $61,307 for the three-month period ended March 31, 2015. The decrease of $25,147 was due primarily to a decrease of $18,578 for consulting fees. We expect our professional fees to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense. Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes. Employee compensation expense increased $5,538 to $130,408 for the three-month period ended March 31, 2016 from $124,870 for the three-month period ended March 31, 2015. The increase of $5,538 was due primarily to an increase of $14,390 for salaries, partially offset by a decrease of $10,500 for bonuses. We expect employee compensation expense to continue to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $23,449 to $20,861 for the three-month period ended March 31, 2016 from $44,310 for the three-month period ended March 31, 2015. The decrease of $23,449 was due primarily to a decrease of $12,145 for shareholder meeting expenses. We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Income / (Loss) From Investment in Paradise on Wings

Income / (loss) from investment in Paradise on Wings consists of our share of the income or loss from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. We generated a loss on our investment of $24,323 for the three-month period ended March 31, 2016 compared to income from our investment of $15,073 for the three-month period ended March 31, 2015. The difference of $39,396 was due primarily to a decrease in sales and an increase in operating expenses by Paradise on Wings. A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements. We expect to recognize income, and may incur losses, from our investment in Paradise on Wings during the next 12 months. The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Loss on Settlement of Litigation

Loss on the settlement of litigation consists of the loss that we incurred in connection with the settlement agreement that we entered into with J. David Eberle in January 2015. We recognized loss on the settlement of litigation of $27,142 during the three-month period ended March 31, 2015. We did not recognize any loss on the settlement of litigation during the three-month period ended March 31, 2016. A summary of the terms of our settlement agreement with Mr. Eberle is set forth under Note 13. Judgments in Legal Proceedings in our financial statements. We do not expect to incur any additional losses on the settlement of litigation during the next 12 months.

Net Income / (Loss)

We generated net income of $100,642 during the three-month period ended March 31, 2016 compared to a net loss of $24,364 during the three-month period ended March 31, 2015. The difference of $125,006 was due primarily to an increase of $85,599 for revenue and decreases of $25,147 for professional fees and $23,449 for general and administrative expenses. We expect net income to increase during the next 12 months as we continue to generate additional revenue through our new and existing restaurants and as our operating expenses continue to decrease as a percentage of revenue.

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

Net cash provided by operating activities was $87,129 during the three-month period ended March 31, 2016 compared to $5,753 during the three-month period ended March 31, 2015. The increase of $81,376 for cash provided by operating activities was due primarily to increases of $125,006 for net income, $39,396 for our equity investment in Paradise on Wings, and $35,684 for advertising fund liabilities. This was partially offset by an increase of $55,031 for accounts receivable and decreases of $27,142 for losses on litigation and $41,444 for accounts payable and accrued liabilities.

Net cash used by investing activities was $28,685 during the three-month period ended March 31, 2016 compared to $1,900 during the three-month period ended March 31, 2015. The increase of $26,785 was due to an increase of $105,743 for issuance of notes receivable to related parties, partially offset by an increase of $78,958 for repayments of notes receivable to related parties.

Net cash provided by financing activities was $102,365 during the three-month period ended March 31, 2015. We did not have any net cash flows from financing activities during the three-month period ended March 31, 2016. The decrease of $102,365 was due an increase of $139,746 for repayments of notes payable to related parties and a decrease of $85,000 for proceeds from stock subscriptions receivable. This was partially offset by an increase of $122,381 for proceeds from the issuance of notes payable to related parties.

Our primary sources of capital since December 29, 2014 are set forth below.

Between December 29, 2014 and December 31, 2015, we borrowed $1,987,953 under our credit facility from Blue Victory Holdings. During the year ended December 31, 2015, we repaid $1,991,373 under the credit facility. Accordingly, as of December 31, 2015, we did not have any principal outstanding under the credit facility. A summary of the terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements.

Between January 1, 2016 and March 31, 2016, we borrowed an additional $283,798 from Blue Victory Holdings under the credit facility, all of which was repaid by us during the three-month period ended March 31, 2016. Accordingly, as of March 31, 2016, we did not have any principal outstanding under the credit facility.

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

We intend to rely primarily on cash generated by our operations and proceeds from our credit facility with Blue Victory Holdings to fund our operations and expansion efforts, including additional acquisitions of controlling and non-controlling financial interests in other restaurant brands, during the next 12 months. A summary of the material terms of our credit facility with Blue Victory Holdings is set forth under Note 8. Debt Obligations in our financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of March 31, 2016, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In January 2016, Richard Akam earned 71,429 shares of common stock under the terms of his employment agreement with us. The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. A description of Mr. Akam’s employment agreement is set forth herein under Note 6. Commitments and Contingencies.

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

ARC GROUP, INC.

Date: May 13, 2016	/s/ Daniel Slone
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