Form 10-K/A
period 2015-12-31
ARC Group, Inc.
filed 2016-06-15
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

ARC Group, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed on April 14, 2016 (the “Original Filing”), solely to amend Part II, Item 9A entitled “Controls and Procedures” of the Original Filing. This Amendment: (i) revises our conclusions regarding the effectiveness of our disclosure controls and procedures, and (ii) states the specific version of the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission that management used to evaluate the effectiveness of our internal control over financial reporting.

Except with respect to the above change, this Amendment does not modify or update any other disclosures set forth in the Original Filing. The remaining Items contained within this Form 10-K/A consist of all other Items originally contained in the Original Filing and are included for the convenience of the reader.

In accordance with applicable SEC rules, this Form 10-K/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except as provided in this Explanatory Note, or as indicated in the applicable disclosure, this Amendment has not been updated to reflect other events occurring after the filing of the Original Filing and does not modify or update information and disclosures in the Original Filing affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the filings that we have made with the SEC subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

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

As of December 31, 2015, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the 1992 version of the report entitled, “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2015 due to the existence of a material weakness in our internal controls.

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

ARC GROUP, INC.

Date: June 15, 2016	By:	/s/ Richard W. Akam
Richard W. Akam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Akam	Chief Executive Officer, Chief	June 15, 2016
Richard W. Akam	Operating Officer and Secretary (Principal Executive Officer)

/s/ Daniel Slone	Chief Financial Officer (Principal	June 15, 2016
Daniel Slone	Financial Officer and Principal Accounting Officer)

/s/ Ketan Pandya	Director	June 15, 2016
Ketan Pandya

/s/ Fred D. Alexander	Director	June 15, 2016
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

There have been no other significant subsequent events through the date these financial statements were issued.

Exhibit Index

Exhibit	Exhibit Description

23.1	Consent of M&K CPAS, PLLC (incorporated by reference to Exhibit 23.1 of the Company’s annual report on Form 10-K, filed with the SEC on April 14, 2016.)

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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