Form 10-Q/A
period 2016-03-31
ARC Group, Inc.
filed 2016-06-15
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

ARC Group, Inc. is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016, which was originally filed on May 13, 2016 (the “Original Filing”), solely to amend Part I, Item 4 entitled “Controls and Procedures” of the Original Filing to revise our conclusions regarding the effectiveness of our disclosure controls and procedures.

Except with respect to the above change, this Amendment does not modify or update any other disclosures set forth in the Original Filing. The remaining Items contained within this Form 10-Q/A consist of all other Items originally contained in the Original Filing and are included for the convenience of the reader.

In accordance with applicable SEC rules, this Form 10-Q/A includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

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

Item 4. Controls and Procedures.

As of March 31, 2016, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

ARC GROUP, INC.

Date: June 15, 2016	/s/ Daniel Slone
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