Form 10-Q
period 2016-06-30
ARC Group, Inc.
filed 2016-08-15
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2016

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,592,464 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on August 12, 2016.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Cash and cash equivalents	$5,301	$6,775
Accounts receivable, net	30,349	11,724
Accounts receivable, net – related party	130,405	65,083
Notes receivable, net – related party	316,972	121,638
Interest receivable, net – related party	-	11,380
Other current assets	22,113	-

Total current assets	505,140	216,600

Deposits	1,806	1,806
Notes receivable, net of current portion	22,762	6,404
Equity investment in Paradise on Wings	575,855	570,828

Total assets	$1,105,563	$795,638

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$478,014	$504,037
Accrued expenses – related party	21,566	29,733
Accrued interest	2,383	2,173
Advertising fund liabilities	62,380	-
Settlement agreements payable	458,042	452,421
Accrued legal settlement	194,181	194,181
Notes payable – in default	7,000	7,000
Other current liabilities	3,038	2,172

Total current liabilities	1,226,604	1,191,717

Total liabilities	1,226,604	1,191,717

Stockholders' deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,592,464 and 6,521,035 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	65,925	65,211
Additional paid-in capital	3,687,752	3,638,466
Stock subscriptions payable	174,727	199,863
Accumulated deficit	(4,049,445)	(4,299,619)

Total stockholders' deficit	(121,041)	(396,079)

Total liabilities and stockholders' deficit	$1,105,563	$795,638

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue:
Net revenue	$167,499	$133,043	$302,332	$275,652
Net revenue – related party	131,702	111,947	305,484	192,354

Total net revenue	299,201	244,990	607,816	468,006

Operating expenses:
Professional fees	32,740	61,149	68,900	122,455
Employee compensation expense	119,574	135,783	249,982	260,653
General and administrative expenses	26,704	10,717	47,565	55,029

Total operating expenses	179,018	207,649	366,447	438,137

Income from operations	120,183	37,341	241,369	29,869

Other income:
Interest income / (expense)	-	(3,158)	2,915	(10,559)
Income from investment in Paradise on Wings	29,349	6,035	5,026	21,108
Losses on settlement of litigation	-	-	-	(27,142)
Interest income — related party	-	180	-	2,758
Other income	-	-	864	-

Total other income / (expense)	29,349	3,057	8,805	(13,835)

Net income	$149,532	$40,398	$250,174	$16,034

Net income per share – basic and fully diluted	$0.02	$0.01	$0.04	$0.00

Weighted average number of shares outstanding – basic and fully diluted	6,592,464	6,501,035	6,592,072	6,493,729

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statement of Stockholders' Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 31, 2015	6,521,035	$65,211	$3,638,466	$199,863	$(4,299,619)	$(396,079)

Common stock issued for services	71,429	714	49,286	(25,136)	-	24,864

Net income	-	-	-	-	250,174	250,174

Balance at June 30, 2016	$6,592,464	$65,925	$3,687,752	$174,727	$(4,049,445)	$(121,041)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities

Net income	$250,174	$16,034
Adjustments to reconcile net income to net cash provided by / (used by) operating activities:
Stock-based compensation expense	24,864	27,206
Losses on settlement of litigation	-	27,142
Changes in operating assets and liabilities:
Accounts receivable	(18,625)	(18,780)
Accounts receivable – related party	(65,322)	(9,887)
Notes receivable	(16,358)	2,084
Interest receivable – related party	11,380	(2,758)
Deposits	-	(706)
Equity investment in Paradise on Wings	(5,026)	(21,108)
Other current assets	(22,113)	-
Accounts payable and accrued liabilities	(26,024)	36,985
Accrued liabilities – related party	(8,167)	(11,550)
Accrued interest	210	(9,515)
Advertising fund liabilities	62,380	(1,851)
Settlement agreements payable	5,621	(60,985)
Other current liabilities	866	(466)

Net cash provided by / (used by) operating activities	193,860	(28,155)

Cash flows from investing activities

Issuance of notes receivable – related party	(289,770)	(156,447)
Repayment of notes receivable – related party	94,436	24,567

Net cash used by investing activities	(195,334)	(131,880)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	540,573	639,543
Repayments of notes payable	-	(4,000)
Repayments of notes payable – related party	(540,573)	(642,963)
Proceeds from stock subscriptions receivable	-	170,000

Net cash provided by financing activities	-	162,580

Net increase in cash and cash equivalents	(1,474)	2,545
Cash and cash equivalents, beginning of period	6,775	-

Cash and cash equivalents, end of period	$5,301	$2,545

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Stock issued for stock subscriptions payable	$-	$49,452
Stock issued for settlement of litigation	$-	$90,000

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

At June 30, 2016, the Company had 23 restaurants and two Dick’s Wings concession stands. Of the 23 restaurants, 17 are located in Florida and six are located in Georgia. The Company’s concession stands at EverBank Field are also located in Florida. All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stands at EverBank Field is licensed to a third-party operator.

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

The unaudited financial statements included in this report have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Going Concern

As shown in the accompanying financial statements, the Company had working capital deficits of $721,464 and $975,117 at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the Company’s accumulated deficit was $4,049,445. During the years ended December 31, 2015 and December 28, 2014, the Company experienced negative cash flows from operating activities. Those facts create an uncertainty about the Company's ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon it successfully executing its plans to generate positive cash flows during fiscal year 2016. The Company's financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

Significant Accounting Policies

As of June 30, 2016, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, had not changed materially.

Note 3. Net Income Per Share

The Company calculates basic and diluted net income per share in accordance with ASC Topic 260, Earnings per Share. Basic net income per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period, and is calculated by dividing the reported net income for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income per share is calculated by dividing the reported net income for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period, as adjusted to give effect to the exercise or conversion of all potentially dilutive securities outstanding at the end of the applicable period.

The Company did not have any exercisable or convertible securities outstanding at June 30, 2016 or June 30, 2015. As a result, basic net income per share was equal to diluted net income per share for the three- and six-month periods ended June 30, 2016 and June 30, 2015, respectively.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three- and six-month periods ended June 30, 2016 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$90,575	$159,763
Operating expenses	(47,461)	(131,484)
Income from operations	43,114	28,279
Other income / (expense)	15,583	(18,228)
Net income	$58,697	$10,051

Company’s share of net income	$29,349	$5,026

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at June 30, 2016 and December 31, 2015 provided to the Company by Paradise on Wings.

Balance Sheet	June 30, 2016	December 31, 2015
Current assets	$154,686	$62,460
Equity investment	141,168	141,168
Total assets	$295,854	$203,628

Total liabilities	$184,749	$101,023
Equity	111,105	102,605
Total liabilities and equity	$295,854	$203,628

Note 5. Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings. A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3
Equity investments – June 30, 2016	$-0-	$575,855	$-0-
Equity investments – December 31, 2015	$-0-	$570,828	$-0-

ARC Group, Inc.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Note 7. Notes Receivable

Notes Receivable - Unrelated Parties

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $723 and $1,447 were made against the loans during the three- and six-month periods ended June 30, 2016, respectively.

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329 to assist it with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $527 and $1,055 were made against the loans during the three- and six-month periods ended June 30, 2016, respectively.

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $6,883, and made a lone to the same franchisee under a line of credit agreement in the aggregate original principal amount of $11,976, to assist it with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning August 1, 2016, and accrues interest at a rate of 5% per annum. The loan under the line of credit is payable upon the completion of certain renovations to the restaurant and does not require the payment of any interest. No payments were made against the loans during the three- and six-month periods ended June 30, 2016.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Racing QSR, LLC (“Racing QSR”). The Company loaned an additional $289,770 to Racing QSR during the six-month period ended June 30, 2016, of which $94,436 was repaid to the Company by Racing QSR during the six-month period ended June 30, 2016. The loan accrues interest at a rate of 6% per year and is payable on demand. Racing QSR did not make any interest payments under the loan during the six-month period ended June 30, 2016. The outstanding balance of the loan was $316,972 and $121,638 at June 30, 2016 and December 31, 2015, respectively.

The carrying value of the Company’s outstanding notes receivable was $339,734 at June 30, 2016. A total of $3,902 of the notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company. The remaining balance of $335,832 of the notes receivable are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

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

The Company had interest receivable of $-0- and $11,380 at June 30, 2016 and December 31, 2015, respectively. The Company generated interest income of $-0- and $-0- for the three- and six-months ended June 30, 2016, and generated interest income of $180 and $2,758 for the three- and six-months ended June 30, 2015. During the six months ended June 30, 2016, the Company recorded an allowance for uncollectible interest receivable of $11,380.

Note 8. Debt Obligations

The carrying value of the Company’s outstanding promissory notes was $7,000 at June 30, 2016 and December 31, 2015, all of which was in default. Accrued interest under the Company’s outstanding promissory notes was $2,383 and $2,174 at June 30, 2016 and December 31, 2015, respectively.

A summary of the terms of the promissory notes that were outstanding during the six-month period ended June 30, 2016 and the year ended December 31, 2015 is provided below.

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes. The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, a total original principal balance of $7,000 was outstanding under the two remaining notes at June 30, 2016 and December 31, 2015. These notes are currently in default.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

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

During the six-month period ended June 30, 2016, the Company borrowed an additional $540,573 under the credit facility, all of which was repaid by the Company during the six-month period ended June 30, 2016. Accordingly, no principal was outstanding under the credit facility at June 30, 2016.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

The carrying value of the Company’s outstanding promissory notes was $7,000 at June 30, 2016 and December 31, 2015, respectively, as follows:

	June 30,	December 31,
	2016	2015
Notes payable – related party	$-0-	$-0-
Notes payable – in default	7,000	7,000
Total notes payable, net	$7,000	$7,000

Note 9. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at June 30, 2016 and December 31, 2015, respectively, of which 6,592,464 and 6,521,035 shares of common stock were outstanding at June 30, 2016 and December 31, 2015, respectively.

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

In January 2015, the Company issued 57,142 shares of its common stock to J. David Eberle pursuant to the terms of the settlement agreement and release that the Company entered into with him in connection with the settlement of the legal proceeding commenced by Mr. Eberle against the Company in April 2012. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed, which valued the shares at $17,143. The Company recorded a loss on settlement of litigation of $27,143 during the six-month period ended June 30, 2015, comprised of the $100,000 settlement amount plus the $17,143 value of the shares, less the $90,000 stock payable recorded before the settlement of the legal proceeding. A description of the legal proceeding and settlement and release agreement is set forth herein under Note 13. Judgments in Legal Proceedings.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

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

In each of January 2015 and January 2016, Mr. Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $137 of stock compensation expense in connection therewith during the six-month period ended June 30, 2016. The Company also recognized $12,432 and $24,864 of stock compensation expense during the three- and six-month periods ended June 30, 2016 in connection with the vesting of the shares of common stock to be earned to Mr. Akam on January 1, 2017 under the terms of his employment agreement with the Company.

Note 10. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the six-month period ended June 30, 2016 or the year ended December 31, 2015, and no stock options or warrants were exercised or outstanding during the six-month period ended June 30, 2016 or the year ended December 31, 2015.

Note 11. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2016, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

ARC Group 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2016, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

Note 12. Related-Party Transactions

In July 2013, the Company entered into a three-year sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership for a concession stand to be located at EverBank Field in Jacksonville, Florida. The Company subsequently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. In July 2015, the Company extended its sponsorship agreement with the Jaguars by an additional two years and entered into a subcontractor concession agreement with Ovations Food Services, L.P. for a second concession stand at EverBank Field. The Company subsequently assigned all of its rights and obligations under the second concession agreement to DWG Acquisitions in return for an additional fee of $3,000 per month for each full or partial month during which the concession agreement is in effect. The Company maintained the fee paid to DWG Acquisitions at $2,000 per month. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated revenue of $15,000 and $30,000 from DWG Acquisitions under the assignment agreements during the three-and six-month periods ended June 30, 2016, respectively.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction is completed. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory. Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory. The Company did not have any loans outstanding under the credit facility at June 30, 2016 or December 31, 2015. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $18,714 and $36,462 in royalties from DWG Acquisitions under the agreement during the three-and six-month periods ended June 30, 2016, respectively.

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

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $24,154 and $48,505 in royalties from DWG Acquisitions under the agreement during the three-and six-month periods ended June 30, 2016, respectively.

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

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $12,002 and $24,420 in royalties from DWG Acquisitions under the agreement during the three-and six month periods ended June 30, 2016, respectively.

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $9,283 and $19,924 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $11,337 and $23,707 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively.

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $14,563 and $27,036 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Pensacola, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $9,309 and $13,947 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the six-month period ended June 30, 2016.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Kingsland, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $17,340 and $21,483 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the six-month period ended June 30, 2016.

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Racing QSR, LLC (“Racing QSR”). The Company loaned an additional $289,770 to Racing QSR during the six-month period ended June 30, 2016, of which $94,436 was repaid to the Company by Racing QSR during the six-month period ended June 30, 2016. The loan accrues interest at a rate of 6% per year and is payable on demand. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in Racing QSR. He also serves as the President, Treasurer and Secretary, and sole member, of Racing QSR. A description of the loan is set forth herein under Note 7. Notes Receivable.

During the three- and six-month periods ended June 30, 2016, the Company earned $131,702 and $305,484, respectively, from companies controlled by Seenu Kasturi. Additionally, during the six-month period ended June 30, 2016, the Company borrowed $540,573 from Blue Victory and repaid $540,573 to Blue Victory, an entity controlled by Mr. Kasturi, and during the year ended December 31, 2015, the Company borrowed $1,987,953 from Blue Victory and repaid $1,991,373 to Blue Victory.

Note 13. Judgments in Legal Proceedings

On October 28, 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. vs. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County (the “ARC Proceeding”). In the complaint, the Company alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida (the “Cala Proceeding”; together with the ARC Proceeding, the “ARC & Cala Proceedings”). In the complaint, the plaintiff alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings (the “2010 Settlement Agreement”). In early 2010, Cala breached the terms of the 2010 Settlement Agreement, relieving the Company of any further obligations under the agreement. The Company made total payments of $40,000 under the 2010 Settlement Agreement prior to the breach by Cala. Accordingly, the remaining balance of $210,000 under the settlement agreement was reflected in settlement agreements payable at June 30, 2016 and December 31, 2015.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at June 30, 2016 and December 31, 2015. Interest expense in the amount of $2,810 and $5,621 was accrued on the outstanding balance of the settlement agreement payable during the three- and six-month periods ended June 30, 2016, respectively. The interest expense was credited to settlement agreements payable.

In April 2012, a legal proceeding entitled J. David Eberle vs. American Restaurant Concepts, Inc. was filed with the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida. In the complaint, J. David Eberle, one of the Company’s former employees, alleged damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08.  In January 2015, the Company entered into a settlement agreement and release with Mr. Eberle pursuant to which the Company agreed to pay Mr. Eberle $100,000, such amount to be paid in six monthly payments of $16,667 beginning March 1, 2015, and agreed to issue 57,142 shares of its common stock to Mr. Eberle. In consideration thereof, Mr. Eberle agreed to release the Company from any and all claims that were asserted or that could have been asserted by Eberle in the legal proceeding, and the complaint was dismissed with prejudice. The Company recognized a loss on the settlement of litigation of $27,142 during the six-month period ended June 30, 2015.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. This case is currently pending. The Company accrued $194,181 for the potential legal settlement during the year ended December 31, 2015. This loss was reflected in accrued legal settlement at June 30, 2016 and December 31, 2015.

Note 14. Subsequent Events

In August 2016, the Company entered into a full and final settlement and release agreement with Joseph Cala (“Cala”). Under the terms of the agreement, Cala and the Company agreed to release each other from all claims related to the ARC & Cala Proceedings, any and all other lawsuits that may have been filed by one party against the other, the 2010 Settlement Agreement, and any other matters, causes of action or claims either party may have had against the other. In consideration for the releases, the Company agreed to pay Cala $15,000 and issue 35,000 shares of common stock to Cala.

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

Financial Results

We achieved revenue of $299,201 for the three-month period ended June 30, 2016, compared to $244,990 for the three-month period ended June 30, 2015, representing an increase of approximately 22%. Our total operating expenses decreased $28,631 to $179,018 for the three-month period ended June 30, 2016, compared to $207,649 for the three-month period ended June 30, 2015. We achieved net income of $149,532 for the three-month period ended June 30, 2016, compared to net income of $40,398 for the three-month period ended June 30, 2015. Our total assets increased $309,925 to $1,105,563 at June 30, 2016 from $795,638 at December 31, 2015, and our stockholders’ deficit decreased $275,038 to $121,041 at June 30, 2016 from $396,079 at December 31, 2015. We generated cash flows from operations of $193,860 during the six-month period ended June 30, 2016 compared to $(28,155) during the six-month period ended June 30, 2015, representing an increase of $222,015.

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

Comparison of the Three-Month Periods Ended June 30, 2016 and June 30, 2015

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees. Revenue increased $54,211 to $299,201 for the three-month period ended June 30, 2016 from $244,990 for the three-month period ended June 30, 2015. The increase of $54,211 was due primarily to an increase of $73,726 for royalties, partially offset by a decrease of $30,000 for franchise fees. Our royalties were positively impacted by increased sales by our franchisees at our existing restaurants, sales by franchisees at new restaurants that opened during the past 12 months, and operational improvements that we implemented at each of our franchisees’ restaurants. Our franchise fees increased as a result of the opening of new Dicks Wings restaurants. We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees decreased $28,409 to $32,740 for the three-month period ended June 30, 2016 from $61,149 for the three-month period ended June 30, 2015. The decrease of $28,409 was due primarily to a decrease of $28,272 for consulting fees. We expect our professional fees to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense. Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes. Employee compensation expense decreased $16,209 to $119,574 for the three-month period ended June 30, 2016 from $135,783 for the three-month period ended June 30, 2015. The decrease of $16,209 was due primarily to a decrease of $24,000 for bonuses, partially offset by increases in other compensation expenses. We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, shareholder meeting expenses, bad debt expense, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $15,987 to $26,704 for the three-month period ended June 30, 2016 from $10,717 for the three-month period ended June 30, 2015. The increase of $15,987 was due primarily to an increase of $11,380 for bad debt expense. We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings consists of our share of the income from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. We generated income on our investment of $29,349 for the three-month period ended June 30, 2016 compared to income from our investment of $6,035 for the three-month period ended June 30, 2015. The increase of $23,314 was due primarily to an increase in sales and a decrease in operating expenses by Paradise on Wings. A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements. We expect to recognize additional income, and may incur losses, from our investment in Paradise on Wings during the next 12 months. The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Net Income

We generated net income of $149,532 during the three-month period ended June 30, 2016 compared to net income of $40,398 during the three-month period ended June 30, 2015. The increase of $109,134 was due primarily to increases of $54,211 for revenue and $23,314 for income from investment in Paradise on Wings, and a decrease of $28,409 for professional fees. We expect net income to increase during the next 12 months as we continue to generate additional revenue through our new and existing restaurants and as our operating expenses continue to decrease as a percentage of revenue.

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

Comparison of the Six-Month Periods Ended June 30, 2016 and June 30, 2015

Revenue

Revenue increased $139,810 to $607,816 for the six-month period ended June 30, 2016 from $468,006 for the six-month period ended June 30, 2015. The increase of $139,810 was due primarily to an increase of $120,864 for royalties.

Operating Expenses

Professional Fees. Professional fees decreased $53,555 to $68,900 for the six-month period ended June 30, 2016 from $122,455 for the six-month period ended June 30, 2015. The decrease of $53,555 was due primarily to a decrease of $46,849 for consulting fees.

Employee Compensation Expense. Employee compensation expense decreased $10,671 to $249,982 for the six-month period ended June 30, 2016 from $260,653 for the six-month period ended June 30, 2015. The decrease of $10,671 was due primarily to a decrease of $34,500 for bonuses, partially offset by an increase of $28,091 for salaries.

General and Administrative Expenses. General and administrative expenses decreased $7,464 to $47,565 for the six-month period ended June 30, 2016 from $55,029 for the six-month period ended June 30, 2015. The decrease of $7,464 was due primarily to a decrease of $5,261 for shareholder expenses.

Income From Investment in Paradise on Wings

We generated income on our investment in Paradise on Wings of $5,026 for the six-month period ended June 30, 2016 compared to $21,108 for the six-month period ended June 30, 2015. The difference of $16,082 was due primarily to a decrease in sales by Paradise on Wings.

Loss on Settlement of Litigation

Loss on the settlement of litigation consists of the loss that we incurred in connection with the settlement agreement that we entered into with J. David Eberle in January 2015. We recognized loss on the settlement of litigation of $27,142 during the six-month period ended June 30, 2015. We did not recognize any loss on the settlement of litigation during the six-month period ended June 30, 2016. A summary of the terms of our settlement agreement with Mr. Eberle is set forth under Note 13. Judgments in Legal Proceedings in our financial statements. We do not expect to incur any additional losses on the settlement of litigation during the next 12 months.

Net Income

We generated net income of $250,174 during the six-month period ended June 30, 2016 compared to net income of $16,034 during the six-month period ended June 30, 2015. The increase of $234,140 was due primarily to an increase of $139,810 for revenue and decreases of $53,555 for professional fees and $27,142 for loss on settlement of litigation.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash provided by operating activities was $193,860 during the six-month period ended June 30, 2016 compared to net cash used by operating activities of $28,155 during the six-month period ended June 30, 2015. The difference of $222,015 for cash provided by operating activities was due primarily to increases of $234,140 for net income and $64,231 for advertising fund liabilities. This was partially offset by a decrease of $59,626 for accounts payable and accrued liabilities and an increase of $55,280 for accounts receivable.

Net cash used by investing activities was $195,334 during the six-month period ended June 30, 2016 compared to $131,880 during the six-month period ended June 30, 2015. The increase of $63,454 was due to an increase of $133,323 for issuance of notes receivable to related parties, partially offset by an increase of $69,869 for repayments of notes receivable to related parties.

Net cash provided by financing activities was $162,580 during the six-month period ended June 30, 2015. We did not have any net cash flows from financing activities during the six-month period ended June 30, 2016. The decrease of $162,580 was due to decreases of $98,970 for proceeds from the issuance of notes payable to related parties and $170,000 for proceeds from stock subscriptions receivable. This was partially offset by a decrease of $102,390 for repayments of notes payable to related parties.

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

Between January 1, 2016 and June 30, 2016, we borrowed an additional $540,573 from Blue Victory Holdings under the credit facility, all of which was repaid by us during the six-month period ended June 30, 2016. Accordingly, as of June 30, 2016, we did not have any principal outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of June 30, 2016, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARC GROUP, INC.

Date: August 15, 2016	/s/ Daniel Slone
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