Form 10-Q
period 2016-09-30
ARC Group, Inc.
filed 2016-11-14
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2016

or

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,627,464 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on November 9, 2016.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Cash and cash equivalents	$9,102	$6,775
Accounts receivable, net	48,582	11,724
Accounts receivable, net – related party	93,415	65,083
Notes receivable, net – related party	-	121,638
Interest receivable, net – related party	-	11,380
Other current assets	28,841	-

Total current assets	179,940	216,600

Deposits	1,806	1,806
Notes receivable, net of current portion	80,997	6,404
Equity investment in Paradise on Wings	676,910	570,828

Total assets	$939,653	$795,638

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$567,163	$504,037
Accrued expenses – related party	6,710	29,733
Accrued interest	2,489	2,173
Settlement agreements payable	250,883	452,421
Accrued legal settlement	194,181	194,181
Notes payable – in default	7,000	7,000
Other current liabilities	4,384	2,172

Total current liabilities	1,032,810	1,191,717

Total liabilities	1,032,810	1,191,717

Stockholders' equity deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized,6,627,464 and 6,521,035 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	66,275	65,211
Additional paid-in capital	3,706,953	3,638,466
Stock subscriptions payable	187,295	199,863
Accumulated deficit	(4,053,680)	(4,299,619)

Total stockholders' deficit	(93,157)	(396,079)

Total liabilities and stockholders' deficit	$939,653	$795,638

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue:
Net revenue	$174,499	$125,034	$476,831	$400,686
Net revenue – related party	9,092	124,329	314,576	316,683

Total net revenue	183,591	249,363	791,407	717,369

Operating expenses:
Professional fees	52,550	19,503	121,450	141,958
Employee compensation expense	140,600	175,713	390,582	436,366
General and administrative expenses	268,559	32,790	316,124	87,819

Total operating expenses	461,709	228,006	828,156	666,143

Income from operations	(278,118)	21,357	(36,749)	51,226

Other income (expense):
Interest income / (expense)	(2,622)	(2,946)	293	(13,505)
Interest income – related party	-	-	-	2,758
Income from investment in Paradise on Wings	101,056	5,277	106,082	26,385
Losses on settlement of litigation	-	-	-	(27,142)
Gain on settlement of liabilities	175,449	-	175,449	-
Other income	-	-	864	-

Total other income / (expense)	273,883	2,331	282,688	(11,504)

Net income / (loss)	$(4,235)	$23,688	$245,939	$39,722

Net income / (loss) per share – basic and fully diluted	$(0.00)	$0.00	$0.04	$0.01

Weighted average number of shares outstanding – basic and fully diluted	6,612,983	6,509,078	6,599,357	6,498,846

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statement of Stockholders' Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 31, 2015	6,521,035	$65,211	$3,638,466	$199,863	$(4,299,619)	$(396,079)

Common stock issued for services	71,429	714	49,286	(12,568)	-	37,432
Common stock issued for settlement of liabilities	35,000	350	19,201	-	-	19,551

Net income	-	-	-	-	245,939	245,939

Balance at September 30, 2016	$6,627,464	$66,275	$3,706,953	$187,295	$(4,053,680)	$(93,157)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities

Net income	$245,939	$39,722
Adjustments to reconcile net income to net cash provided / (used) by operating activities:
Stock-based compensation expense	37,295	46,408
Bad debt expense	271,590	-
Losses on settlement of litigation	-	27,142
Gain on settlement of liabilities	(175,449)	-
Changes in operating assets and liabilities:
Accounts receivable	(36,858)	(17,329)
Accounts receivable – related party	(28,332)	(43,674)
Notes receivable	(74,593)	2,918
Interest receivable – related party	11,380	(2,758)
Deposits	-	(706)
Equity investment in Paradise on Wings	(106,082)	(26,385)
Other current assets	(28,841)	-
Accounts payable and accrued liabilities	63,263	(2,123)
Accrued liabilities – related party	(23,023)	84,853
Accrued interest	316	(9,411)
Advertising fund liabilities	-	(27,092)
Settlement agreements payable	(6,401)	(91,476)
Other current liabilities	2,075	(1,139)

Net cash provided / (used) by operating activities	152,279	(21,050)

Cash flows from investing activities

Issuance of notes receivable – related party	(595,635)	(156,197)
Repayment of notes receivable – related party	445,683	24,317

Net cash provided / (used) by investing activities	(149,952)	(131,880)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	783,323	1,178,529
Repayments of notes payable	-	(4,000)
Repayments of notes payable – related party	(783,323)	(1,181,949)
Proceeds from stock subscriptions receivable	-	170,000

Net cash provided by financing activities	-	162,580

Net increase in cash and cash equivalents	2,327	9,650
Cash and cash equivalents, beginning of period	6,775	-

Cash and cash equivalents, end of period	$9,102	$9,650

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Stock issued for stock subscriptions payable	$-	$49,452
Stock issued for settlement of litigation	$19,551	$90,000

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

At September 30, 2016, the Company had 24 restaurants and two Dick’s Wings concession stands. Of the 24 restaurants, 18 are located in Florida and six are located in Georgia. The Company’s concession stands at EverBank Field are also located in Florida. All of the Company’s restaurants are owned and operated by franchisees, and the Company’s concession stands at EverBank Field is licensed to a third-party operator.

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

The unaudited financial statements included in this report have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K. The results of operations for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Reclassifications

Certain amounts in the Company’s financial statements for 2015 have been reclassified to conform to the 2016 presentation. These reclassifications did not result in any change to the previously reported total assets, net income or stockholders’ equity.

Going Concern

As shown in the accompanying financial statements, the Company had working capital deficits of $852,870 and $975,117 at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the Company’s accumulated deficit was $4,053,680. During the years ended December 31, 2015 and December 28, 2014, the Company generated negative cash flows from operating activities. Those facts create an uncertainty about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon it successfully executing its plans to generate positive cash flows during fiscal year 2016. The Company's financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

Significant Accounting Policies

As of September 30, 2016, the Company’s significant accounting policies and estimates, and applicable recent accounting pronouncements, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, had not changed materially.

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

The Company did not have any exercisable or convertible securities outstanding at September 30, 2016 or September 30, 2015. As a result, basic net income per share was equal to diluted net income per share for the three- and nine-month periods ended September 30, 2016 and September 30, 2015, respectively.

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

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three- and nine-month periods ended September 30, 2016 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$91,658	$251,421
Operating expenses	(124,841)	(256,325)
Loss from operations	(33,183)	(4,904)
Other income	235,295	217,067
Net income	$202,112	$212,163

Company’s share of net income	$101,056	$106,082

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at September 30, 2016 and December 31, 2015 provided to the Company by Paradise on Wings.

Balance Sheet	September 30, 2016	December 31, 2015
Current assets	$164,553	$62,460
Equity investment	376,463	141,168
Total assets	$541,016	$203,628

Total liabilities	$215,894	$101,023
Equity	325,122	102,605
Total liabilities and equity	$541,016	$203,628

Note 5. Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings. A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The following table presents the Company’s equity investment in Paradise on Wings within the fair value hierarchy utilized to measure fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3
Equity investments – September 30, 2016	$-0-	$676,910	$-0-
Equity investments – December 31, 2015	$-0-	$570,828	$-0-

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

Note 7. Notes Receivable

Notes Receivable – Unrelated Parties

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $723 and $2,170 were made against the loans during the three- and nine-month periods ended September 30, 2016, respectively.

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329 to assist it with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $527 and $1,582 were made against the loans during the three- and nine-month periods ended September 30, 2016, respectively.

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000, all of which was outstanding at September 30, 2016. In June 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $25,000, all of which was outstanding at September 30, 2016. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $36,000, $28,136 of which was outstanding at September 30, 2016. Each of the loans was made to assist the franchisee with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning September 1, 2016, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loans under the line of credit agreements accrue interest at a rate of 5% per annum beginning September 1, 2016 and are payable in full on December 31, 2016. No payments were made against the loans during the three- and nine-month periods ended September 30, 2016.

Notes Receivable – Related Parties

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

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Racing QSR, LLC (“Racing QSR”). The Company loaned an additional $595,635 to Racing QSR during the nine-month period ended September 30, 2016, of which $445,683 was repaid to the Company by Racing QSR during the nine-month period ended September 30, 2016. The loan accrues interest at a rate of 6% per year and is payable on demand. Racing QSR did not make any interest payments under the loan during the nine-month period ended September 30, 2016. During the three- and nine-month periods ended September 30, 2016, the Company recorded an allowance for uncollectible notes receivable of $271,590. Accordingly, the outstanding balance of the loan was $-0- and $121,638 at September 30, 2016 and December 31, 2015, respectively.

The carrying value of the Company’s outstanding notes receivable was $80,997 at September 30, 2016, all of which were due from unrelated third parties. The notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company.

The carrying value of the Company’s outstanding notes receivable was $128,042 at December 31, 2015. A total of $6,404 of the notes receivable were due from unrelated third parties and are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company. The remaining balance of $121,638 of the notes receivable were due from related parties and are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

The Company had interest receivable of $-0- and $11,380 at September 30, 2016 and December 31, 2015, respectively. The Company generated interest income of $316 for the three- and nine-months ended September 30, 2016, and generated interest income of $180 and $2,758 for the three- and nine-months ended September 30, 2015. During the three- and nine month periods ended September 30, 2016, the Company recorded an allowance for uncollectible interest receivable of $2,172 and 13,552, respectively.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Note 8. Debt Obligations

The carrying value of the Company’s outstanding promissory notes was $7,000 at September 30, 2016 and December 31, 2015, all of which was in default. Accrued interest under the Company’s outstanding promissory notes was $2,489 and $2,174 at September 30, 2016 and December 31, 2015, respectively.

A summary of the terms of the promissory notes that were outstanding during the nine-month period ended September 30, 2016 and the year ended December 31, 2015 is provided below.

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes. The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, a total original principal balance of $7,000 was outstanding under the two remaining notes at September 30, 2016 and December 31, 2015. These notes are currently in default.

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

During the nine-month period ended September 30, 2016, the Company borrowed an additional $783,323 under the credit facility, all of which was repaid by the Company during the nine-month period ended September 30, 2016. Accordingly, no principal was outstanding under the credit facility at September 30, 2016.

The carrying value of the Company’s outstanding promissory notes was $7,000 at September 30, 2016 and December 31, 2015, respectively, as follows:

	September 30,	December 31,
	2016	2015
Notes payable – related party	$-0-	$-0-
Notes payable – in default	7,000	7,000
Total notes payable, net	$7,000	$7,000

Note 9. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at September 30, 2016 and December 31, 2015, respectively, of which 6,627,464 and 6,521,035 shares of common stock were outstanding at September 30, 2016 and December 31, 2015, respectively.

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

In January 2015, the Company issued 57,142 shares of its common stock to J. David Eberle pursuant to the terms of the settlement agreement and release that the Company entered into with him in connection with the settlement of the legal proceeding commenced by Mr. Eberle against the Company in April 2012. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed, which valued the shares at $17,143. The Company recorded a loss on settlement of litigation of $27,143 during the nine-month period ended September 30, 2015, comprised of the $100,000 settlement amount plus the $17,143 value of the shares, less the $90,000 stock payable recorded before the settlement of the legal proceeding. A description of the legal proceeding and settlement and release agreement is set forth herein under Note 13. Judgments in Legal Proceedings.

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

In August 2015, the Company issued 20,000 shares of its common stock to one of its non-executive employees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $6,600 of stock compensation expense in connection therewith during the nine-months ended December 31, 2015.

In each of January 2015 and January 2016, Mr. Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. The Company recognized $137 of stock compensation expense in connection therewith during the nine-month period ended September 30, 2016. The Company also recognized $12,568 and $37,295 of stock compensation expense during the three- and nine-month periods ended September 30, 2016 in connection with the vesting of the shares of common stock to be earned to Mr. Akam on January 1, 2017 under the terms of his employment agreement with the Company.

In August 2016, the Company issued 35,000 shares of its common stock to Guiseppe Cala (“Cala”) pursuant to the terms of a full and final settlement and release agreement to which the Company and Cala were parties. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transaction was completed. A description of the settlement and release agreement is set forth herein under Note 13. Judgments in Legal Proceedings.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

Note 10. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the nine-month period ended September 30, 2016 or the year ended December 31, 2015, and no stock options or warrants were exercised or outstanding during the nine-month period ended September 30, 2016 or the year ended December 31, 2015.

Note 11. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2016, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2016, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

Note 12. Related-Party Transactions

In July 2013, the Company entered into a three-year sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership (“Levy”) for a concession stand to be located at EverBank Field in Jacksonville, Florida. The Company concurrently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. In July 2015, the Company extended its sponsorship agreement with the Jaguars by an additional two years and entered into a subcontractor concession agreement with Ovations Food Services, L.P. (“Ovations”) for a second concession stand at EverBank Field. The Company concurrently assigned all of its rights and obligations under the second concession agreement to DWG Acquisitions in return for an additional fee of $3,000 per month for each full or partial month during which the concession agreement is in effect.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In September 2016, the Company terminated its subcontractor concession agreements with Levy and Ovations and the related assignment agreements with DWG Acquisitions, and entered into a Sub-Concession Agreement with Jacksonville Sportservice, Inc. (“Jacksonville Sportservice”) and DWG Acquisitions with respect to the two concession stands previously covered by the Levy and Ovations subscontractor concession agreements. The Company concurrently assigned all of its rights and obligations under the Sub-Concession Agreement to DWG Acquisitions in return for a fee equal to the income generated by the concession stands less all expenses incurred by the concession stands for each full or partial month during which the concession agreement is in effect.

Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated revenue of $5,000 from DWG Acquisitions under the assignment agreements related to the Levy and Ovations subcontractor concession agreements during the three-and nine-month periods ended September 30, 2016. The fees generated by the Company under the assignment agreement related to the Sub-Concession Agreement with Jacksonville Sportservice was credited against the Company’s ad fund liability.

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the day immediately preceding the date the transaction is completed. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and 90% of the equity interests in Blue Victory. He also serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory. Fred Alexander serves as a member of the Company’s board of directors and as an executive officer of Blue Victory. The Company did not have any loans outstanding under the credit facility at September 30, 2016 or December 31, 2015. A description of the credit facility is set forth herein under Note 8. Debt Obligations.

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $19,644 and $56,106 in royalties from DWG Acquisitions under the agreement during the three-and nine-month periods ended September 30, 2016, respectively.

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

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $22,105 and $70,610 in royalties from DWG Acquisitions under the agreement during the three-and nine-month periods ended September 30, 2016, respectively.

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

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $10,887 and $35,308 in royalties from DWG Acquisitions under the agreement during the three-and nine-month periods ended September 30, 2016, respectively.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $8,086 and $28,010 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016, respectively.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $10,464 and $34,171 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016, respectively.

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $14,786 and $41,822 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Pensacola, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $8,861 and $22,809 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016, respectively.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Kingsland, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in DWG Acquisitions. He also serves as the President, Treasurer and Secretary, and sole member, of DWG Acquisitions. The Company generated a total of $13,027 and $18,768 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the nine-month period ended September 30, 2016.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Racing QSR. The Company loaned an additional $595,635 to Racing QSR during the nine-month period ended September 30, 2016, of which $445,683 was repaid to the Company by Racing QSR during the nine-month period ended September 30, 2016. The loan accrues interest at a rate of 6% per year and is payable on demand. Seenu G. Kasturi owns approximately 8.8% of the Company’s common stock and all of the equity interests in Racing QSR. He also serves as the President, Treasurer and Secretary, and sole member, of Racing QSR. A description of the loan is set forth herein under Note 7. Notes Receivable.

During the three- and nine-month periods ended September 30, 2016, the Company earned $9,092 and $314,576, respectively, from companies controlled by Seenu Kasturi. During the nine-month period ended September 30, 2016, the Company borrowed $783,323 from Blue Victory, an entity controlled by Mr. Kasturi, and repaid $783,323 to Blue Victory, and during the year ended December 31, 2015, the Company borrowed $1,987,953 from Blue Victory and repaid $1,991,373 to Blue Victory. Additionally, during the nine-month period ended September 30, 2016, the Company loaned $595,635 to Racing QSR, an entity controlled by Mr. Kasturi, and was repaid $445,682 by Racing QSR, and during the year ended December 31, 2015, the Company loaned a total of $121,638 to Racing QSR. During the three and nine-month periods ended September 30, 2016, the Company recorded an allowance for uncollectible notes receivable of $271,590.

Note 13. Judgments in Legal Proceedings

In October 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. vs. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County (the “ARC Proceeding”). In the complaint, the Company alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida (the “Cala Proceeding”; together with the ARC Proceeding, the “ARC & Cala Proceedings”). In the complaint, Cala alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings (the “2010 Settlement Agreement”). In early 2010, Cala breached the terms of the 2010 Settlement Agreement, relieving the Company of any further obligations under the agreement. The Company made total payments of $40,000 under the 2010 Settlement Agreement prior to the breach by Cala. Accordingly, the remaining balance of $210,000 outstanding under the settlement agreement was reflected in settlement agreements payable at December 31, 2015.

In August 2016, the Company entered into a full and final settlement and release agreement with Cala. Under the terms of the agreement, the Company and Cala agreed to release each other from all claims related to the ARC & Cala Proceedings, any and all other lawsuits that may have been filed by one party against the other, the 2010 Settlement Agreement, and any other matters, causes of action or claims either party may have had against the other. In consideration for the releases, the Company agreed to pay $15,000 to Cala and issue 35,000 shares of its common stock to Cala. The Company recognized a non-cash gain on settlement of liabilities of $175,449 in connection therewith during the three- and nine-months ended September 30, 2016. The remaining balance of $210,000 outstanding under the 2010 Settlement Agreement was debited to settlement agreements payable at September 30, 2016.

ARC Group, Inc.

Notes to Financial Statements (Unaudited)

In February 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. In October 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and in November 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at September 30, 2016 and December 31, 2015. Interest expense in the amount of $2,841 and $8,462 was accrued on the outstanding balance of the settlement agreement payable during the three- and nine-month periods ended September 30, 2016, respectively. The interest expense was credited to settlement agreements payable.

In April 2012, a legal proceeding entitled J. David Eberle vs. American Restaurant Concepts, Inc. was filed with the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida. In the complaint, J. David Eberle, one of the Company’s former employees, alleged damages for breach of contract, unjust enrichment, promissory estoppel and unpaid wages pursuant to Florida Statute § 448.08.  In January 2015, the Company entered into a settlement agreement and release with Mr. Eberle pursuant to which the Company agreed to pay Mr. Eberle $100,000, such amount to be paid in six monthly payments of $16,667 beginning March 1, 2015, and agreed to issue 57,142 shares of its common stock to Mr. Eberle. In consideration thereof, Mr. Eberle agreed to release the Company from any and all claims that were asserted or that could have been asserted by Eberle in the legal proceeding, and the complaint was dismissed with prejudice. The Company recognized a loss on the settlement of litigation of $27,142 during the nine-month period ended September 30, 2015.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005.  This case is currently pending. The Company accrued $194,181 for the potential legal settlement during the year ended December 31, 2015. This loss was reflected in accrued legal settlement at September 30, 2016 and December 31, 2015.

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

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and non-traditional units like our two Dick’s Wings concession stands that we have at EverBank Field. We currently have 24 full-service restaurants and two Dick’s Wings concession stands at EverBank Field. Of our 24 restaurants, 18 are located in Florida and six are located in Georgia. Our concession stands at EverBank Field are also located in Florida. All of our restaurants are owned by franchisees, and our concession stands at EverBank Field are licensed to a third-party operator.

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

Financial Results

We achieved revenue of $791,407 for the nine-month period ended September 30, 2016, compared to $717,369 for the nine-month period ended September 30, 2015, representing an increase of 10%. We generated net income of $245,939 for the nine-month period ended September 30, 2016, compared to $39,722 for the nine-month period ended September 30, 2015. Our total assets increased $144,015 to $939,653 at September 30, 2016 from $795,638 at December 31, 2015, and our stockholders’ deficit decreased $302,922 to $93,157 at September 30, 2016 compared to $396,079 at December 31, 2015. We generated cash flows from operating activities of $152,279 for the nine-month period ended September 30, 2016, compared to cash used by operating activities of $21,050 during the nine-month period ended September 30, 2015, an improvement of $173,329.

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

Comparison of the Three-Month Periods Ended September 30, 2016 and September 30, 2015

Revenue

Revenue consists primarily of royalty payments and franchise fees that we receive from our franchisees. Revenue decreased $65,772 to $183,591 for the three-month period ended September 30, 2016 from $249,363 for the three-month period ended September 30, 2015. The decrease of $65,722 was due primarily to a decrease of $64,134 for royalties. We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as we acquire additional interests in other restaurant brands, and as the economy continues to improve.

Operating Expenses

Operating expenses consist primarily of professional fees, employee compensation expense, and general and administrative expenses.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees increased $33,047 to $52,550 for the three-month period ended September 30, 2016 from $19,503 for the three-month period ended September 30, 2015. The increase of $33,047 was due primarily to an increase of $29,305 for consulting fees. We expect our professional fees to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

Employee Compensation Expense. Employee compensation expense consists of salaries, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes. Employee compensation expense decreased $35,113 to $140,600 for the three-month period ended September 30, 2016 from $175,713 for the three-month period ended September 30, 2015. The decrease of $35,113 was due primarily to a decrease of $27,500 for bonuses. We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, shareholder meeting expenses, bad debt expense, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $235,769 to $268,559 for the three-month period ended September 30, 2016 from $32,790 for the three-month period ended September 30, 2015. The increase of $235,769 was due primarily to an increase of $273,763 for bad debt expense, partially offset by decreases in other miscellaneous general and administrative expenses. We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings consists of our share of the income from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. We generated income on our investment of $101,056 for the three-month period ended September 30, 2016 compared to income from our investment of $5,277 for the three-month period ended September 30, 2015. The increase of $95,779 was due primarily to an increase in the value of shares of our common stock held by Paradise on Wings associated with an increase in the trading price of our shares of common stock on the OTCQB market tier of the “pink sheets” maintained by the OTC Markets Group, Inc. (the “OTCQB”). A description of our investment in Paradise on Wings is set forth under Note 4. Investment in Paradise on Wings in our financial statements. We expect to recognize additional income, and may incur losses, from our investment in Paradise on Wings during the next 12 months. The amount of such income and losses will fluctuate based on the financial results of Paradise on Wings.

Gain on Settlement of Liabilities

Gain on settlement of liabilities consists of the gain that we realized upon entering into a settlement agreement with Guiseppe Cala with respect to several legal proceedings that had been initiated between us and Mr. Cala and breaches of a settlement agreement entered into between us and Mr. Cala in 2010. We recognized a gain on the settlement of liabilities of $175,449 for the three-month period ended September 30, 2016. We did not recognize any gain on the settlement of liabilities for the three-month period ended September 30, 2015. A description of the current settlement agreement, the 2010 settlement agreement and the legal proceedings is set forth under Note 13. Judgments in Legal Proceedings in our financial statements. We do not expect to generate any additional gain on settlement of liabilities during the next 12 months.

Net Income / (Loss)

We generated a net loss of $4,235 during the three-month period ended September 30, 2016 compared to net income of $23,688 during the three-month period ended September 30, 2015. The difference of $27,923 was due primarily to a decrease of $65,772 for revenue, and increases of $33,047 for professional fees and $235,769 for general and administrative expenses. This was partially offset by increases of $95,779 for income from investment in Paradise on Wings and $175,449 for gain on the settlement of liabilities, and a decrease of $35,113 for employee compensation expense. We expect net income to increase during the next 12 months as we continue to generate additional revenue through our new and existing restaurants and as our operating expenses continue to decrease as a percentage of revenue. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Comparison of the Nine-Month Periods Ended September 30, 2016 and September 30, 2015

Revenue

Revenue increased $74,038 to $791,407 for the nine-month period ended September 30, 2016 from $717,369 for the nine-month period ended September 30, 2015. The increase of $74,038 was due primarily to an increase of $56,730 for royalties.

Operating Expenses

Professional Fees. Professional fees decreased $20,508 to $121,450 for the nine-month period ended September 30, 2016 from $141,958 for the nine-month period ended September 30, 2015. The decrease of $20,508 was due primarily to decreases of $17,544 for consulting fees.

Employee Compensation Expense. Employee compensation expense decreased $45,784 to $390,582 for the nine-month period ended September 30, 2016 from $436,366 for the nine-month period ended September 30, 2015. The decrease of $45,784 was due primarily to a decrease of $62,000 for bonuses, partially offset by an increase of $28,901 for salaries.

General and Administrative Expenses. General and administrative expenses increased $228,305 to $316,124 for the nine-month period ended September 30, 2016 from $87,819 for the nine-month period ended September 30, 2015. The increase of $228,305 was due primarily to an increase of $285,085 for bad debt expense, partially offset by decreases in other miscellaneous general and administrative expenses.

Income From Investment in Paradise on Wings

We generated income on our investment in Paradise on Wings of $106,082 for the nine-month period ended September 30, 2016 compared to $26,385 for the nine-month period ended September 30, 2015. The increase of $79,697 was due primarily to an increase in the value of shares of our common stock held by Paradise on Wings associated with an increase in the trading price of our shares of common stock on the OTCQB.

Loss on Settlement of Litigation

Loss on the settlement of litigation consists of the loss that we incurred in connection with the settlement agreement that we entered into with J. David Eberle in January 2015. We recognized loss on the settlement of litigation of $27,142 during the nine-month period ended September 30, 2015. We did not recognize any loss on the settlement of litigation during the nine-month period ended September 30, 2016. A summary of the terms of our settlement agreement with Mr. Eberle is set forth under Note 13. Judgments in Legal Proceedings in our financial statements. We do not expect to incur any additional losses on the settlement of litigation during the next 12 months.

Gain on Settlement of Liabilities

We recognized a gain on the settlement of liabilities of $175,449 for the nine-month period ended September 30, 2016. We did not recognize any gain on the settlement of liabilities for the three-month period ended September 30, 2015.

Net Income / (Loss)

We generated net income of $245,939 during the nine-month period ended September 30, 2016 compared to net income of $39,722 during nine-month period ended September 30, 2015. The increase of $206,217 was due primarily to increases of $74,038 for revenue, $79,697 for income from investment in Paradise on Wings, and $175,449 for gain on the settlement of liabilities, and decreases of $47,933 for professional fees and $45,784 for employee compensation expense. This was partially offset by an increase of $228,305 for general and administrative expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash provided by operating activities was $152,279 during the nine-month period ended September 30, 2016 compared to net cash used by operating activities of $21,050 during the nine-month period ended September 30, 2015. The difference of $173,329 was due primarily to increases of $206,217 for net income, $271,590 for bad debt expense and $85,075 for settlement agreements payable. This was partially offset by an increases of $175,449 for gain on the settlement of liabilities, $77,511 for notes receivable and $79,697 for equity investment in Paradise on Wings.

Net cash used by investing activities was $149,952 during the nine-month period ended September 30, 2016 compared to $131,880 during the nine-month period ended September 30, 2015. The increase of $18,072 was due to an increase of $439,438 for issuance of notes receivable to related parties, partially offset by an increase of $421,366 for repayments of notes receivable issued to related parties.

Net cash provided by financing activities was $162,580 during the nine-month period ended September 30, 2015. We did not have any net cash flows from financing activities during the nine-month period ended September 30, 2016. The decrease of $162,580 was due primarily to decreases of $395,206 for proceeds from the issuance of notes payable to related parties and $170,000 for proceeds from stock subscriptions receivable, partially offset by an increase of $398,626 for repayments of notes payable issued to related parties.

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

Between January 1, 2016 and June 30, 2016, we borrowed an additional $783,323 from Blue Victory Holdings under the credit facility, all of which was repaid by us during the nine-month period ended September 30, 2016. Accordingly, as of September 30, 2016, we did not have any principal outstanding under the credit facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of September 30, 2016, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In October 2009, we initiated a legal proceeding entitled American Restaurant Concepts, Inc. vs. Cala, et al that was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County (the “ARC Proceeding”). In the complaint, we alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida (the “Cala Proceeding”; together with the ARC Proceeding, the “ARC & Cala Proceedings”). In the complaint, Guiseppe Cala (“Cala”) alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which we agreed to pay $250,000 in full settlement of the legal proceedings (the “2010 Settlement Agreement”). In early 2010, Cala breached the terms of the 2010 Settlement Agreement, relieving us of any further obligations under the agreement.

In August 2016, we entered into a full and final settlement and release agreement with Cala. Under the terms of the agreement, the parties agreed to release each other from all claims related to the ARC & Cala Proceedings, any and all other lawsuits that may have been filed by one party against the other, the 2010 Settlement Agreement, and any other matters, causes of action or claims either party may have had against the other. In consideration for the releases, we agreed to pay $15,000 to Cala and issue 35,000 shares of our common stock to Cala.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2016, we issued 35,000 shares of our common stock to Cala pursuant to the terms of a settlement agreement that we entered into with Cala. The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. The terms of the settlement agreement are described herein under Part II – Item 1. Legal Proceedings and in Note 13. Judgments in Legal Proceedings in our financial statements.

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

___________________

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

ARC GROUP, INC.

Date: November 14, 2016	/s/ Daniel Slone
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