Form 10-K
period 2016-12-31
ARC Group, Inc.
filed 2017-06-27
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________.

Commission File Number:	000-54226

ARC GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3649554
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

6327-4 Argyle Forest Blvd.
Jacksonville, FL	32244
(Address of principal executive offices)	(Zip Code)

(904) 741-5500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2016, was $2,072,179. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of June 22, 2017, there were 6,883,001 shares of the registrant’s common stock outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to fund our future growth and implement our business strategy;

•	market acceptance of our restaurants and products;

•	food safety issues and other health concerns;

•	the cost of food and other commodities;

•	labor shortages and changes in employee compensation costs;

•	shortages or interruptions in the availability and delivery of food and other supplies;

•	our ability to maintain and increase the value of our Dick’s Wings® brand;

•	changes in consumer preferences;

•	our ability to identify, attract and retain qualified franchisees;

•	our limited control over the activities of our franchisees;

•	the ability of us and our franchisees to identify suitable restaurant sites, open new restaurants and operate them in a profitable manner;

•	our ability to successfully operate our company-owned restaurants;

•	our ability to identify, acquire and integrate new restaurant brands and businesses;

•	the loss of key members of our management team;

•	the impact of any failure of our information technology system or any breach of our network security;

•	the impact of security breaches of confidential customer information in connection with the electronic processing of credit/debit card transactions by us and our franchisees;

•	the ability of us and our franchisees to comply with applicable federal, state and local laws and regulations;

•	our ability to protect our trademarks and other intellectual property;

•	competition and consolidation in the restaurant industry;

•	the effects of litigation on our business;

•	our ability to obtain debt, equity or other financing on favorable terms, or at all;

•	the impact of any decision to record asset impairment charges in the future;

•	the condition of the securities and capital markets generally;

•	economic conditions in the jurisdictions in which we operate and nationally;

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

PART I

Item 1. Business.

Overview

We were formed in April 2000 to develop the Dick’s Wings concept, and are the owner, operator and franchisor of the Dick’s Wings brand of restaurants. Our concept is currently comprised of 22 restaurants and two concession stands located in the States of Florida and Georgia. We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call®.

Growth Strategy

We are committed to strategies and initiatives that we believe are centered on growing long-term sales, increasing profits, enhancing the customer experience and engaging our franchisees and employees. These strategies are intended to differentiate our brands from the competition, reduce the costs associated with managing our restaurants, and establish a strong presence for our brands in key markets across the country.

Our plan is to grow our company from a Florida and Georgia based franchisor of Dick’s Wings restaurants into a diversified restaurant company operating a portfolio of premium restaurant brands. We intend to focus on developing brands that offer a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere in a diverse set of markets across the Unites States.

The first major component of our growth strategy is the continued development and expansion of our legacy Dick’s Wings brand. Key elements of our strategy include strengthening the brand, developing new menu items, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets in the United States. We believe there are meaningful opportunities to grow the number of Dick’s Wings restaurants, and have implemented a rigorous and disciplined approach to drive franchising sales. In our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. In new markets, we plan to open several restaurants at a time to quickly build our brand awareness.

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification, like our acquisition of a 50% ownership interest in Paradise on Wings Franchise Group, LLC, a Utah limited liability company that is the franchisor of the Wing Nutz® brand of restaurants (“Paradise on Wings”), in January 2014. A description of our investment in Paradise on Wings is set forth herein under Note 4 – Investment in Paradise on Wings in our financial statements. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices.

As we acquire complementary brands, we will develop a scalable infrastructure that will help us expand our margins as we execute upon our growth strategy. Benefits of this infrastructure may include centralized support services for all of our brands, including marketing, menu development, human resources, legal, accounting and information systems. Additional benefits may include the ability to cost effectively employ advertising and marketing agencies for all of our brands, and efficiencies associated with being able to utilize a single distribution model for all of our restaurants. Accordingly, this structure should enable us to leverage our scale and share best practices across key functional areas that are common to all of our brands.

Restaurants

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and non-traditional units like our Dick’s Wings concession stands at EverBank Field. We currently have 22 Dick’s Wings & Grill restaurants and two Dicks’ Wings concession stands. Of our 22 restaurants, 17 are located in Florida and five are located in Georgia. Our concession stands are also located in Florida. Two of our restaurants are owned by us, and the remaining 20 restaurants are owned and operated by franchisees. The operation of our concession stands at EverBank Field has been assigned to a third-party operator.

Our restaurants typically range in size from 3,500 to 5,500 square feet and require an initial capital investment per restaurant of between $237,500 and $772,500. The initial capital investment is comprised of cash pre-opening costs and build-out costs. Factors contributing to the fluctuation in the initial capital investment per location include the size of the property, the geographical location, the type of construction, the cost of liquor and other licenses, and the type and amount of concessions, if any, received from landlords. We offer lower cost conversion packages that provide prospective franchisees with flexibility to convert existing restaurants of other brands into a Dick’s Wings restaurant. Because of this, some of our restaurants may be smaller or larger or cost more or less than the typical ranges.

Our restaurants are typically open on a daily basis from 11 a.m. to 10 p.m. or 11 p.m. Sunday through Thursday, and from 11 a.m. to 12 p.m. or 1 a.m. on Friday and Saturday, although closing times may vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages.

Dick’s Wings Menu

Our restaurants feature a variety of menu items highlighted by our traditional and boneless Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. Our sauces and seasonings range in heat intensity from mild to blazing hot and include such flavors as Applewood Honey BBQ, Bourbon, Cajun Ranch, Caribbean Gold, Caribbean Jerk, Florida Girl, Garlic Parmesan, Georgia Girl, Gold Rush, Honey BBQ, Lemon Pepper, Mango Habanero, Ragin’ Cajun, Smokey Mountain Gold, and Victory Lane. These sauces and seasonings can be blended together to create more than 365 flavors. We also sell our proprietary Dick’s Secret Sauce and Firestorm sauces at our restaurants. Our sauces and seasonings complement and distinguish our chicken wings and other menu offerings to create a bold flavor profile for our customers. Other menu items that we offer include chicken tenders, quesadillas, specialty burgers and sandwiches, salads, wraps, flatbreads and desserts. We also provide kids meal options for children. All of our restaurants offer an extensive selection of domestic, imported and craft beers and wine, and the majority of our restaurants feature a full bar offering a variety of liquor and spirits. We also introduce new menu items from time to time.

We are focused on continually elevating our unique and high-quality food and beverage offerings. Our goal is to balance the established menu offerings that appeal to our loyal customers with new menu items, like our Dick’s Blingz® boneless chicken wings, that increase customer frequency and attract new customers. We believe that the development of new products can drive traffic by expanding our customer base and help us continue to build brand leadership in food quality and taste. For all new menu roll-outs, new product launches are combined with a new menu design and updated pricing to reflect the current economic environment, as well as our current strategic marketing and creative plan. All of our menu items are made-to-order and are available for take-out.

Restaurant Atmosphere

We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. Our restaurants have a children’s area filled with video games and other forms of children’s entertainment that is visible from each of the tables in the restaurant, making our restaurants an ideal place for families to take their children. Our restaurants also have high-definition televisions located throughout the restaurants, making our restaurants an ideal gathering place for sports enthusiasts. We tailor the content and volume of our video and audio programming to reflect our customers’ tastes. We believe the design of our restaurants enhances our customers’ experiences, drives repeat visits, and solidifies the broad appeal of our brand.

Branding

We established our Dick’s Wings brand through coordinated marketing and operational execution that ensures brand recognition, quality and consistency throughout our concept. These efforts include marketing programs and advertising to support our restaurants. We prominently feature our Dick’s Wings logos, bright colors, sports memorabilia, televisions and exterior trade dress at our restaurants and as branding for our marketing and advertising materials. Our brand is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in our restaurants. We believe our brand has broad appeal because it attracts customers of all ages, our menu offers a variety of items, and our distinctive sauces allow customers to customize their experience, appealing to many tastes. Our distinctive concept, combined with our high-quality food, makes Dick’s Wings appeal to families, children, teenagers and adults of all ages and socio-economic backgrounds.

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

Franchisees are required to execute a franchise agreement containing a standard set of terms and conditions prior to opening a Dick’s Wings restaurant. Under our franchise agreement, we grant franchisees the right to operate restaurants using the “Dick’s Wings” trademarks, trade dress and other intellectual property within the Dick’s Wings system, which includes uniform operating procedures, standards for consistency and quality of products, technical knowledge, and procedures for accounting, inventory control and management. In return, franchisees supply capital, initially by paying a franchisee fee to us in the amount of $35,000, purchasing or leasing the building and land, and purchasing the equipment, signs, seating, inventories and supplies necessary for the operation of the restaurant, and, over the longer term, by reinvesting in the business. Franchisees are required to make weekly royalty payments to us in an amount equal to five percent of the gross revenue they generate during the applicable week. They are also required to spend at least two percent of their gross revenue on local advertising and contribute at least one percent, but not more than two percent, of their gross revenue to our general advertising fund.

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

We also offer area development agreements pursuant to which we grant franchisees the right to open a specified number of Dick’s Wings restaurants within an exclusive development area in accordance with a specified development schedule. Our area development agreement establishes the number of restaurants that must be developed within a defined geographic area and the deadlines by which these restaurants must open. Franchisees that enter into an area development agreement pay us an initial franchise fee of $35,000 for the first restaurant and an area development fee determined by multiplying $15,000 by the number of additional restaurants to be opened in the area. Thereafter, franchisees pay us an initial franchise fee of $30,000 for each subsequent restaurant that they open, against which a credit in the amount of $15,000 is applied. The area development agreement can be terminated by us if, among other reasons, the area developer fails to open restaurants on schedule.

Site Selection

Our site selection process is integral to the successful execution of our growth strategy, and we devote significant effort to the investigation of new locations utilizing a variety of analytical techniques. The process begins with the selection of a proposed site by us or a franchisee. In the case of franchisees, once a site proposal package is submitted to us by a franchisee, we review the proposal to determine whether or not we will accept it. Criteria that we consider for our prospective sites and those of our franchisees include:

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

The specific rate at which we are able to open new restaurants is determined, in part, by our success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our capacity to supervise construction and recruit and train management and hourly employees.

We periodically re-evaluate restaurant sites to ensure attributes have not deteriorated below our minimum standards. In the event site deterioration occurs, we make a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. If efforts to restore the restaurant’s performance to acceptable minimum standards are unsuccessful, we consider relocation to a proximate, more desirable site, or evaluate closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. We perform a comprehensive analysis that examines restaurants not performing at a required rate of return. If local market conditions warrant, we will relocate restaurants to a proximate, more desirable site that will strengthen our presence in the applicable trade area or market. Historically, restaurants that we have closed were generally performing below our standards or were near or at the expiration of their lease terms. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for us and our shareholders.

Operations

We believe that operational excellence is critical to our long-term success. We define operational excellence as an uncompromising attention to the details of our recipes, food preparation, cooking procedures, handling procedures, sanitation, cleanliness and safety. Our operations strategy is designed to drive best-in-class restaurant operations by us and our franchisees and improve friendliness, cleanliness, speed of service and overall customer satisfaction to drive long-term growth.

Our restaurants are required to be operated in accordance with uniform operating standards and specifications relating to the selection, handling and preparation of menu items, food quality and safety, signage, decor, equipment maintenance, cleanliness, uniforms, suppliers, facility standards, customer service and accounting controls. We and our franchisees utilize detailed operations manuals covering all aspects of our restaurant operations, as well as food and beverage manuals that detail the preparation procedures of our recipes. Each franchisee is required to furnish us with weekly sales and operating reports that assist us in monitoring the franchisee’s compliance with its franchise agreement. We make both announced and unannounced inspections of our restaurants to ensure that our practices and procedures are being followed. We systematically review the performance of our restaurants to ensure that each one meets our standards and conduct meetings with our franchisees to discuss the results of our reviews. When a restaurant falls below minimum standards, we conduct a thorough analysis to determine the causes, and implement marketing and operational plans to improve the restaurant’s performance. If the restaurant’s performance does not improve to acceptable levels, the restaurant is evaluated for relocation or closing.

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

Training

Our training program is available to our employees as well as our franchisees and their employees. It offers food safety, quality assurance and other programs that are designed to ensure that our employees and our franchisees and their employees are trained in proper food handling techniques. Before a restaurant opens for business, each of our company-owned restaurant managers and franchisees must attend and successfully complete our training program. The training program is conducted in Jacksonville, Florida and lasts for between two and four weeks, unless we determine that additional training is needed. During our training program, we describe our philosophies and policies for administration, marketing, general manager tasks, operations by position, food preparation, set up and closing procedures, cleaning and sanitation, food borne illnesses and employee hygiene. We also utilize operation simulations. We offer customized instruction as needed and offer additional or refresher training courses from time to time. Our company-owned restaurant managers and franchisees are certified in comprehensive state-approved food safety and sanitation courses, such as ServSafe, developed by the National Restaurant Association.

Marketing and Advertising

We market our Dicks’ Wings restaurants as family fun fooderys® where both families and sports fans can go to have a unique and enjoyable restaurant experience from first bite to last call. Our marketing programs are designed to differentiate our Dick’s Wings restaurants from the restaurants of our competitors and showcase our food and brand in a family fun atmosphere. These efforts include marketing campaigns and advertising to support our restaurants. The primary goal of these efforts is to build brand awareness throughout the areas where we have restaurants located. Our marketing and advertising campaigns are also designed to: (i) support strong restaurant openings, (ii) drive positive same-store sales through additional visits by our existing customers and visits by new customers, (iii) increase average order size, and (iv) increase profit margins. Given our strategy to be a neighborhood destination, community marketing is key to driving sales and developing brand awareness in each market.

Our marketing strategy is fact-based, using consumer insights to build brand affinity and drive menu optimization. Local advertising is developed and implemented by us and our franchisees, and includes such events as live bands, car shows, pay-per-view television events and pool tournaments. System-wide marketing, advertising and promotions are developed and implemented by us through the use of our general advertising fund, which we use to pay for advertising costs, sales promotions, market research and other support functions. We implement periodic promotions as appropriate to maintain and increase the sales and profits of us and our franchisees and strengthen our brands. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Twitter®, as appropriate, to attract and retain customers for us and our franchisees. As part of our marketing strategy, we provide our company-owned restaurants and franchisees with advertising support and guidance to ensure that a consistent message is being delivered to the public.

Supply and Distribution

We strive to maintain high quality standards. In furtherance of this, we establish the standards and specifications for the products used in the development and operation of our restaurants and for the direct and indirect sources of most of those items. We also have the right to require, and generally do require, that our company-owned restaurants and franchisees purchase products and services only from manufacturers and suppliers that we approve, and utilize distributors that we approve. We have arranged for our company-owned restaurants and franchisees to purchase food, supplies and paper goods from Gordon Food Service, Inc., and purchase soda beverages from The Coca-Cola Company. These requirements help us assure the quality and consistency of the products sold at our restaurants, and help us protect and enhance the image of the Dick’s Wings concept and brand.

We provide detailed specifications to suppliers for our food ingredients, products and supplies. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, we negotiate prices based on system-wide usage of these items by our restaurants. Suppliers are chosen based upon their ability to provide competitive pricing, a continuous supply of product that meets all safety and quality specifications, logistics expertise and freight management, customer service, and transparency of business relationships. We have not experienced any significant continuous shortages of supplies, and believe that competitively priced, high quality alternative suppliers are available should the need arise. We do not utilize the services of any purchasing or distribution cooperatives.

Information Technology

All of our restaurants are equipped with a computerized point-of-sale system. Our point-of-sale system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back office system that has the capability to provide support for inventory, payroll, accounting, accounts payable, cash management and management reporting functions. The system also helps dispatch and monitor delivery activities in our restaurants. Our point-of-sale system provides us with the ability to generate weekly and period-to-date operating results on a company-wide, brand-wide, regional or individual restaurant basis. This enables us to closely monitor sales, food and beverage costs, and labor and operating expenses at each of our restaurants. Our point-of-sale system runs on non-proprietary hardware with open architecture and offers intuitive touch screen interface and integrated credit and gift card processing.

We intend to implement additional technology-enabled business solutions in the future targeted at improved financial control, cost management, enhanced customer service and improved employee effectiveness. These solutions will be designed to be used across all of our restaurants and brands. Our strategy is to fully integrate the systems to drive operational efficiencies and enable restaurant teams to focus on restaurant operations excellence.

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

Competition

The restaurant industry is fragmented and intensely competitive. We compete directly with Buffalo Wild Wings, East Coast Wings & Grill, Hooters, Hurricane Grill & Wings, Wings ‘N More, Wings N’ Things, Wingstop and other restaurants offering chicken wings as one of their primary food offerings. We also compete with local and regional sports bars and national casual dining establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts. Furthermore, because the restaurant industry has few barriers to entry, new competitors may emerge at any time. We compete with other restaurants and retail establishments on the basis of taste, quality and price of food offered, menu offering, perceived value, service, atmosphere, location and overall dining experience. We also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in our restaurants.

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

Government Regulation

The restaurant industry is subject to numerous federal, state and local laws and regulations relating to health, safety, sanitation, and building and fire codes, including compliance with applicable zoning, land use and environmental laws and regulations. We and our franchisees are required to obtain various permits and licenses to comply with some of these laws and regulations. Difficulties experienced by us or our franchisees in obtaining, or the failure by us or our franchisees to obtain, required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. Difficulties experienced by us or our franchisees in renewing, or the failure by us or our franchisees to maintain, required licenses or approvals could result in the restaurant being shut down temporarily or permanently by the applicable government agency. We have implemented policies, procedures and training to help ensure that our employees and franchisees comply with these laws and regulations.

Our restaurants are subject to licensing and regulation by federal, state and local departments relating to alcoholic beverages. We and our franchisees must obtain appropriate licenses from regulatory authorities allowing them to sell liquor, beer and wine at our restaurants. These licenses must be renewed annually and may be suspended or revoked at any time. In addition, alcoholic beverage control regulations affect many aspects of our restaurant operations, including the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, inventory control, and the handling, storage and dispensing of alcoholic beverages. We and our franchisees may also be subject in certain states to “dram-shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

We and our franchisees are subject to federal and state employment laws and regulations, such as the Fair Labor Standards Act and the Immigration Reform and Control Act.  These laws and regulations govern such matters as wage and hour requirements, workers’ compensation insurance, unemployment and other taxes, working and safety conditions, and citizenship and immigration status. A significant number of our and our franchisees’ service, food preparation and other employees are paid at rates related to the federal minimum wage, which is currently $7.25 per hour. The amount that we and our franchisees must pay these employees is influenced by the tip credit allowance, which is the amount that an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes. Increases in the federal minimum wage, directly or by either a decrease in the tip credit amount or an insufficient increase in the tip credit amount to match an increase in the federal minimum wage, would increase labor costs for us and our franchisees. In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements, and payments to employees who receive gratuities, may divert financial and management resources and adversely affect our operations or those of our franchisees.

We and our franchisees must comply with applicable requirements of the Americans with Disabilities Act and related state laws. Under the Americans with Disabilities Act and related state laws, we and our franchisees must provide equivalent service to disabled persons and make reasonable accommodation for their employment, and when constructing or undertaking significant remodeling of our restaurants, we must make those facilities accessible to disabled persons. We and our franchisees must also comply with other anti-discrimination laws and regulations, such as the Civil Rights Act and the Age Discrimination Act, which mandate that people be dealt with on an equal basis regardless of such personal traits as sex, age, race, ethnicity, nationality, sexual orientation and gender identity.

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

The operation of our restaurants is subject to laws and regulations relating to nutritional content, nutritional labeling, product safety, menu labeling and other regulations imposed by the Food and Drug Administration (the “FDA”), including the Food Safety Modernization Act. Regulations relating to nutritional labeling may lead to increased operational complexity and expenses and may negatively impact sales by us and our franchisees.

We and our franchisees are also subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of government agencies and industry groups have established data privacy laws and standards for the protection of personal information, including social security numbers and financial information.

Environmental Matters

We and our franchisees are subject to various federal, state and local environmental regulations, and increasing focus by U.S. governmental authorities on environmental matters is likely to lead to new governmental initiatives. Various laws concerning the handling, storage and disposal of hazardous materials and restaurant waste and the operation of restaurants in environmentally sensitive locations may impact aspects of our and our franchisees’ operations. To the extent these initiatives cause an increase in supply or distribution costs for us or our franchisees, they may impact our business both directly and indirectly. However, we do not expect compliance with applicable environmental regulations to have a material effect on our capital expenditures, financial condition, results of operations, or competitive position.

Acquisitions

In January 2014, we acquired a 50% interest in Paradise on Wings, which is the franchisor of the Wing Nutz brand of restaurants, for $400,000 in cash and $400,000 in shares of our common stock. The Wing Nutz concept is comprised of family-friendly, sports-themed restaurants offering a large selection of premium baked chicken wings, boneless wings, hog wings, chicken tenders, wraps, salads, nachos, sandwiches, quesadillas and other baked products. It also offers its own proprietary line of craft beers under the name “Nut Job Beers”. Wing Nutz currently has eight restaurants in Utah, two restaurants in Texas and one restaurant in each of Nevada and Idaho. A description of our investment in Paradise on Wings is set forth herein under Note 4 – Investment in Paradise on Wings in our financial statements.

On December 19, 2016, we acquired all of the issued and outstanding membership interests of Seediv, LLC, a Louisiana limited liability company (“Seediv”), for $600,000 and an earn-out payment. Seediv is the owner and operator of the Dick’s Wings & Grill restaurant located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida 32081 (the “Nocatee Restaurant”) and the Dick’s Wings & Grill restaurant located at 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida 32244 (the “Youngerman Circle Restaurant”; together with the Nocatee Restaurant, the “Nocatee and Youngerman Restaurants”). A description of our acquisition of Seediv is set forth herein under Note 5 – Acquisition of Seediv in our financial statements.

We intend to acquire additional restaurant brands offering us product and geographic diversification during the next 12 months. We may also acquire additional Dick’s Wings & Grill restaurants, or acquire other restaurants that we will convert into Dick’s Wings & Grill restaurants, during the next 12 months.

Seasonality

We do not consider our business to be seasonal to any material degree.

Employees

As of June 22, 2017, we had a total of 88 employees. Of this number, 32 full-time employees and 51 part-time employees worked in our company-owned restaurants. The remaining employees, of which four were full-time employees and one was a part-time employee, worked in our corporate office. Our franchisees are independent business owners, so their employees are not employees of ours and, therefore, are not included in our employee count. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our working conditions and compensation packages are competitive and that our relations with our employees are good.

Available Information

We file reports and other materials with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. We make available free of charge through our website at www.arcgrpinc.com all materials that we file electronically with the SEC as soon as reasonably practicable after electronically filing or furnishing such material with the SEC. These materials are also available on the SEC’s website at www.sec.gov, and may be read and copied by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

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

We incurred net losses to common stockholders of $863,576 and $432,730 for the years ended December 31, 2016 and 2015, respectively, and had an accumulated deficit of $5,163,195 at December 31, 2016. Our future profitability is dependent upon our ability to successfully execute our business plan. We can provide no assurance regarding when, if ever, we will become profitable.  Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Accordingly, we may continue to generate losses for the foreseeable future and, in the extreme case, discontinue operations.

We may need to raise additional capital in the future, which capital may not be available or, if available, may not be available on acceptable terms.

Our current cash resources may not be sufficient to sustain our current operations for the next 12 months. Our cash outflows from operating activities were $96,804 and $57,353 during the years ended December 31, 2016 and 2015, respectively, and we had outstanding debt obligations of approximately $239,572 at December 31, 2016, of which $7,000 is currently in default.  We are also a party to an employment agreement with Richard W. Akam, who serves as our Chief Executive Officer, Chief Operating Officer and Secretary, and Seenu G. Kasturi, who serves as our President and Chief Financial Officer, pursuant to which we are obligated to pay Messrs. Akam and Kasturi an initial annual base salary of $150,000 and $80,000, respectively. A summary of the terms of these debt obligations is set forth herein under Note 10. Debt Obligations in our financial statements, and a summary of the terms of our employment agreement with Messrs. Akam and Kasturi is set forth herein under Item 11. Executive Compensation – Employment Agreements and Arrangements. As a result, we may need to raise additional capital during the next 12 months to fund our operations and growth.

We have historically relied upon cash generated by our operations, sales of our equity securities and the use of short- and long-term debt, including our credit facility with Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), to fund our operations. We intend to continue to rely upon each of these sources to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, during the next 12 months. A summary of the terms of our credit facility with Blue Victory is set forth herein under Note 10. Debt Obligations in our financial statements.

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

We will be dependent upon our two company-owned restaurants for the majority of our revenue for the foreseeable future.

We acquired our two company-owned restaurants through our acquisition of Seediv on December 19, 2016. Prior to December 19, 2016, all of our restaurants were owned and operated by our franchisees. Our acquisition of these restaurants represents the first time our current management team has undertaken the ownership and operation of any of our restaurants. During the year ended December 31, 2016, approximately 8% of our revenue was generated through our company-owned restaurants. While our company-owned restaurants did not generate a substantial percentage of our revenue during our 2016 fiscal year, the revenue generated by these restaurants was reflected in our financial results for only the 12-day period beginning December 19, 2016 and ending December 31, 2016. We expect our company-owned restaurants to account for the majority of our revenue during our 2017 fiscal year and for the foreseeable future. Our ability to generate revenue, cash flows and net income through our company-owned restaurants will depend upon our ability to successfully operate these restaurants. If we are unable to successfully operate our company-owned restaurants, our business, financial condition and results of operations will be adversely affected.

We are dependent upon our franchisees for a significant portion of our revenue, and our financial results are closely tied to the operational success of our franchisees.

Of our 22 restaurants, 20 restaurants are owned and operated by our franchisees and the remaining two restaurants are owned and operated by us. Prior to December 19, 2016, all of our restaurants were owned and operated by our franchisees. During the year ended December 31, 2016, approximately 89% of our revenue was generated through our franchisees. While we expect our two company-owned restaurants to account for the majority of our revenue for the foreseeable future, we expect our franchisees to continue to account for a significant portion of our revenue for the foreseeable future. In addition, we intend to franchise most of the new restaurants that we open or acquire in the foreseeable future. As a result, the success of our business will continue to depend in substantial part upon the operational and financial success of our franchisees.

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

Our growth strategy depends in part on our ability to open new Dick’s Wings restaurants in existing markets as well as new markets where we have little or no operating experience.  While our Dick’s Wings brand has grown to 22 restaurant locations and two concession stand locations since our founding in 2000, it is still evolving and has not yet proven its long-term growth potential. While we believe the brand is positioned for expansion, we can provide no assurance that additional new restaurant growth will occur. Our Dick’s Wings brand will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand.

Our success will depend in part upon our ability to identify and acquire new company-owned restaurants. Our success will also depend in part upon our ability to identify and retain franchisees that have adequate restaurant management experience and capital, the ability of our franchisees to open new restaurants in a timely manner, and the ability of our franchisees to operate their restaurants in a profitable manner. To attract and retain franchisees that have adequate restaurant management experience and capital, we must convince prospective franchisees that opening and operating one or more of our restaurants represents a profitable investment alternative. Changes in consumer preferences, decreases in disposable consumer income, increases in labor costs and certain commodity prices, such as food, supply and energy costs, and unfavorable publicity could negatively affect the marketability of our restaurants to prospective franchisees.

Even if we identify and acquire new company-owned restaurants and successfully recruit qualified franchisees, we and they may fail to open new restaurants in a timely manner.  Risks that could impact our and our franchisees’ ability to open new restaurants include the ability of us and our franchisees to identify suitable restaurant locations, negotiate acceptable lease or purchase terms for the locations, secure acceptable financing, obtain required permits and approvals in a timely manner, hire and train qualified personnel, and meet construction schedules.

Moreover, we and our franchisees may fail to operate our restaurants in a profitable manner.  Restaurant performance is affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the people residing in the market where the restaurant is located, as well as the ability of us and our franchisees to generate market awareness of the Dick’s Wings brand. Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, thereby negatively impacting our revenue.

We can provide no assurance that we will be able to identify, acquire, open and successfully operate new company-owned restaurants. We can also provide no assurance that we will be able to identify and retain franchisees who meet our selection criteria or, if we identify such franchisees, that they will be successful in opening and operating their restaurants in a profitable manner. In the event we fail to identify, acquire, open and successfully operate new company-owned restaurants, or in the event we fail to identify and retain such franchisees or, in the event we do, they fail to open and operate their restaurants in a profitable manner, our business, financial condition and results of operations could be adversely affected.

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

Our recent acquisition of Seediv provides for future contingent payments, or earn-out payments, based on the achievement of performance targets that are still outstanding. Future acquisitions may provide for additional contingent payments based on the achievement of performance targets or milestones. Management must exercise considerable discretion when estimating the fair value of contingent payments. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including a change in the forecast of net sales for the earn-out periods, may result in a change in the fair value of contingent consideration, and could have a material adverse impact on our results of operations. In addition, actual payments of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration. Further, these arrangements can impact or restrict the integration of acquired businesses and can, and frequently do, result in disputes, including litigation. Any such impact, restrictions or disputes could have a material adverse impact on our business and results of operations.

In addition, acquisition and development transactions could result in us issuing equity securities or short- or long-term debt to finance the transaction. The issuance of additional equity securities would result in dilution to our stockholders. The issuance of securities exercisable or convertible into shares of our common stock would result in dilution to our stockholders in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity or debt securities that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders. Future acquisition and development transactions could also result in us assuming debt obligations and liabilities and incurring impairment charges related to goodwill, investments and other intangible assets. For example, we assumed debt in the amount of $216,469 in connection with our acquisition of Seediv and recognized a loss on impairment of investment in the amount of $348,143 in connection with our 50% ownership interest in Paradise on Wings. Any future assumption of liabilities or debt or incurrence of impairment charges could harm our business, financial condition and results of operations.

If we are unable to successfully design and execute our growth strategy, our sales and profitability may be adversely affected.

Our ability to grow sales and increase profitability is dependent on us executing upon our growth plan. Our ability to executed upon our growth plan is dependent upon, among other things:

•	our and our franchisees’ ability to grow sales and increase operating profits at existing restaurants with the high-quality food and beverage options and friendly service desired by our customers;

•	our ability to evolve our marketing and branding strategies in order to appeal to our customers;

•	our ability to innovate and implement technology initiatives that provide a unique customer experience;

•	our and our franchisees’ ability to hire, train and retain qualified managers and employees for existing and new restaurants;

•	our and our franchisees’ ability to identify, open and successfully operate new restaurants; and

•	our ability to identify adequate sources of capital to fund and finance strategic initiatives, including reinvestment in our existing restaurants, new restaurant development, new equipment and new brands.

If we are delayed or unsuccessful in executing our plan, or if our plan does not yield the desired results, our business, financial condition and results of operations will suffer.

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

Our success depends in large part upon our ability to maintain and enhance the value of our Dick’s Wings brand and our customers’ connection with our Dick’s Wings brand.  Brand value is based in part on consumer perceptions of a variety of subjective qualities. While we believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that customers enjoy in our restaurants, negative business incidents, whether isolated or recurring and whether originating from us, our franchisees or suppliers, could significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation.  For example, our brand could be damaged by claims or perceptions about the quality or safety of our products or suppliers, regardless of whether such claims or perceptions are true.  Any such incident could cause a decline in consumer confidence in, or the perception of, our brand, resulting in a decrease in the value of our brand and consumer demand for our products. This would adversely affect our revenue, financial condition and results of operations.

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

Our franchisees are contractually obligated to operate their restaurants in accordance with our franchise agreements, operating standards and applicable law. Although we attempt to properly train and support our franchisees, they are independent third parties that we do not control. Our franchisees own, operate and oversee the daily operations of their respective restaurants. As a result, the ultimate success of any franchised restaurant rests with the franchisee. Adverse actions taken by our franchisees that are beyond our control, such as quality issues related to food preparation or a failure to maintain quality standards at a restaurant, could negatively impact our business and brand.

Increases in food costs could harm our profitability and the profitability of our franchisees.

Our profitability and the profitability of our franchisees depends in part on our ability to anticipate and react to changes in food and supply costs. The market for chicken and beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of chicken and cattle feed), corn ethanol policy, industry demand, commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances, unpredictable. If the price of chicken, beef or other commodities that we and our franchisees use in our and their respective restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to customers, the profitability of us and our franchisees would be negatively impacted. In addition, if we raise our prices to offset increased commodity prices, we and our franchisees may experience reduced sales due to decreased consumer demand, which would have a negative impact on the profitability of us and our franchisees. Any event that negatively affects our franchisees’ profitability may negatively affect their ability to pay royalties to us and could cause them to close their restaurants. Any decline in franchisee sales would result in reduced royalty payments to us, which in turn would adversely affect our revenue, financial condition and results of operations.

Changes in commodity prices and other restaurant operating costs could adversely affect the results of operations of us and our franchisees.

Any increase in certain commodity prices, such as food, supply and energy costs, could adversely affect the operating results of us and our franchisees.  Because we and our franchisees provide competitively priced food, our and their respective ability to pass along commodity price increases to our customers is limited.  Significant increases in gasoline prices could also result in a decrease of customer traffic at our restaurants or the imposition of fuel surcharges by our distributors, each of which could adversely affect the profit margins of us and our franchisees.

The operating expenses of us and our franchisees also include employee wages and benefits and insurance costs (including workers’ compensation, general liability, property and health) which may increase over time as a result of such factors as minimum wage increases and competition. Any such increases could adversely affect the profitability of us and our franchisees. Any such effect on our franchisees may negatively affect their ability to pay royalties to us and could cause them to close their restaurants. This would adversely affect our revenue, financial condition and results of operations.

We and our franchisees may be subject to increased labor and insurance costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal and state minimum wage rates increase, we and our franchisees may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase labor costs. In addition, the current premiums that we and our franchisees pay for various types of insurance may increase at any time, thereby further increasing costs. The dollar amount of claims that we and our franchisees actually incur under our respective insurance policies may also increase at any time, thereby further increasing costs. Additionally, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses incurred by us and our franchisees. The occurrence of any of these events could have a negative impact on our business and results of operations.

Shortages or interruptions in the availability and delivery of food and other supplies may result in increased costs for us and our franchisees or result in reductions in revenue generated by us and our franchisees.

The products sold at our restaurants are sourced from a wide variety of suppliers and distributors. We and our franchisees are dependent upon these suppliers and distributors to make and deliver food products and supplies that meet our specifications at competitive prices.   Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of the items we and our franchisees purchase and the operations of our restaurants.   Such shortages or disruptions could be caused by product quality issues, production or distribution problems, the inability of our vendors to obtain credit, the financial instability of our suppliers and distributors, the failure of our suppliers or distributors to meet our standards, and other factors relating to the suppliers and distributors. Shortages and disruptions could also be caused by factors outside the control of our suppliers and distributions, such as increased demand, food safety warnings or advisories, inclement weather, natural disasters, such as floods, drought and hurricanes, and other conditions beyond their control.   A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to the operations of our restaurants, which in turn could lead to a decrease in sales and restaurant closures.   In addition, the failure by a supplier or distributor to meet its service requirements could lead to a disruption in supplies until a new supplier or distributor is engaged, and any such disruption could have an adverse effect the operations of us and our franchisees, which could in turn have a negative impact on our revenue and business.

If we are unable to identify and obtain suitable new restaurant sites and successfully open new restaurants, our revenue growth rate and profits may be reduced.

We require that all proposed restaurant sites, whether for company-owned or franchised restaurants, meet our site selection criteria. We may make errors in selecting these criteria or applying these criteria to a particular site, or there may not be a sufficient number of new restaurant sites meeting these criteria that would enable us to achieve our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria, and the supply of sites may be limited in some markets. As a result of these factors, our costs to acquire or lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs, which may reduce our growth.

Delays in opening new restaurants could hurt our ability to meet our growth objectives. Further, any restaurants that we or our franchisees open may not achieve operating results similar to or better than our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. If we or our franchisees are unable to achieve operating results similar to or better than our existing restaurants, our business will suffer.

Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

•	the ability of us and our franchisees to negotiate acceptable lease or purchase terms for new restaurants;

•	the ability of us and our franchisees to obtain necessary credit from landlords;

•	the ability of us and our franchisees to complete the effective and timely planning, design and build-out of restaurants;

•	the ability of us and our franchisees to create customer awareness of our restaurants in new markets;

•	competition in new and existing markets; and

•	general economic conditions.

If we are unable to select and acquire suitable restaurant sites, open them on time and generate results similar to or better than our existing restaurants, our results of operations may be adversely affected.

New restaurants added to our existing markets may take sales from existing restaurants, and existing restaurant performance in the future may vary from the past.

We and our franchisees intend to open new restaurants in our existing markets, which may reduce sales performance and customer visits for existing restaurants in those markets. In addition, new restaurants added in existing markets may not achieve sales and operating performance at the same level as established restaurants in the market. We review established restaurants regularly for financial performance and other related factors including demographics, economic conditions, consumer preferences, and brand consistency, and we may remodel, relocate, franchise or close restaurants. Same-store sales, average unit volumes, customer traffic levels and margins of existing restaurants may increase or decrease relative to past performance. Any decrease in these metrics would have a negative impact on our results of operations.

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating, and remodeling of existing restaurants, which may adversely affect our results of operations.

Our revenues and expenses can be impacted significantly by the location, number, and timing of the opening of new restaurants and the closing, relocating, and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and incur other expenses when we close, relocate, or remodel existing restaurants. These expenses are generally higher when we open restaurants in new markets, but the costs of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

Changes in consumer preferences regarding diet and health could harm our results of operations.

Our success depends, in part, upon the continued popularity of our Buffalo, New York-style chicken wings, our boneless chicken wings and our other food and beverage items, as well as the appeal of casual family dining restaurants and sports bars generally. We also depend on trends toward consumers eating away from home. Consumer preferences could change as a result of new information and attitudes regarding diet and health. Health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including negative publicity over the health aspects of such food items, could affect consumer preferences for our menu items. In addition, the federal government as well as a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to customers (including caloric, sugar, sodium and fat content).

The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to fit the dietary needs and eating habits of our customers without sacrificing flavor. If consumer preferences change significantly, we may be required to modify or discontinue certain of our menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, it could materially affect customer traffic and sales by us and our franchisees, which would have a negative impact on our revenue and results of operations.

All of our restaurants are located in Florida and Georgia, which subjects us to risks and uncertainties associated with economic and other trends and developments in that region of the country.

Currently, 17 of our 22 restaurants, as well as our two concession stands in EverBank Field, are located in northern Florida. Our remaining five restaurants are located in Georgia. As a result, we are particularly susceptible to adverse trends and economic conditions in that region of the country, including its labor markets. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in that region could have a material adverse effect on our business and operations, as could other occurrences in that region, such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or increases in energy prices, droughts, hurricanes, fires, floods or other natural disasters. In the event any of such changes or events were to occur, our business, financial condition and results of operations could be harmed.

Economic conditions have adversely effected, and may continue to adversely affect, our business and operating results.

We believe that our sales, customer traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, disposable consumer income and, ultimately, consumer confidence. Our customers may have lower disposable income and reduce the frequency with which they dine out due to a variety of economic factors, including higher levels of unemployment, decreased salaries and wage rates, higher consumer debt levels, rising interest rates, increased energy prices, foreclosures, inflation, higher tax rates, increases in commodity prices and other economic factors that may affect discretionary consumer spending. Although the global economy has shown signs of recovery over the last few years, the United States continues to suffer from, and may continue to suffer from, depressed economic activity. This could result in reduced customer traffic, reduced average checks or limitations on the prices we can charge for our menu items, any of which could reduce our sales and profit margins.

The impact of negative economic factors on us and our franchisees’ existing and potential landlords, developers and surrounding tenants could also negatively affect our financial results. If our or our franchises’ landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease obligations owed to us or our franchisees. In addition, if our or our franchisees’ landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we or our franchisees may experience a drop in the level of quality of such centers. Any of these events may have a negative impact on our results of operations.

Our ability to develop new restaurants may also be adversely affected by the negative economic factors affecting developers and landlords. Developers and landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to instability in the credit markets and recent declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for new restaurants. If any of the foregoing affect any of our or our franchisees’ landlords, developers or surrounding tenants, we and our franchisees could be adversely affected.

We may be unable to compete effectively in the restaurant industry.

The restaurant industry is fragmented and intensely competitive. We compete with Buffalo Wild Wings, East Coast Wings & Grill, Hooters, Hurricane Grill & Wings, Wings ‘N More, Wings N’ Things, Wingstop and other restaurants offering chicken wings as one of their primary food offerings. We also compete with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts. Furthermore, because the restaurant industry has few barriers to entry, new competitors may emerge at any time. We compete with other restaurants and retail establishments on the basis of price, taste and quality of food, menu offering, perceived value, customer service, atmosphere, location and overall dining experience. We also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in our restaurants.

Many of our competitors have significantly greater financial and other resources than we do. Many of our competitors also have greater influence over their respective restaurant systems than we do because of their significantly higher percentage of company-owned restaurants and/or ownership of franchise real estate, giving them a greater ability to implement operational initiatives and business strategies. Some of our competitors are local restaurants that, in some cases, have a loyal customer base and strong brand recognition within a particular market. As our competitors expand their operations and as new competitors enter the industry, we expect competition to intensify. Increased competition could result in price reductions, decreases in profitability and loss of market share by us and our franchisees. In the event we are unable to compete successfully with our current and future competitors, our business, financial condition and results of operations could be materially and adversely affected.

The restaurant industry is subject to extensive federal, state and local laws, compliance with which is both complex and costly.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including:

•	the Fair Labor Standards Act, Immigration Reform and Control Act, and other federal and state laws governing such employment matters as minimum wage requirements, overtime pay, tip credits, healthcare, paid leaves of absence, mandated training, working conditions, payroll taxes, sales taxes, workers’ compensation, union memberships, citizenship requirements and immigration;

•	federal, state and local laws governing health, sanitation, safety and fire standards, the sale of liquor, zoning, land use, traffic, environmental matters and other matters, as well as the acquisition of permits and licenses in connection therewith;

•	the Americans with Disabilities Act, which is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment, and other federal and state laws governing anti-discrimination, such as the Civil Rights Act and the Age Discrimination Act;

•	the FTC’s “Franchise Rule” and other federal and state laws that govern the offer and sale of franchises and other aspects of the franchisor-franchisee relationship, including terminations and the refusal to renew franchises;

•	the FDA’s Food Safety Modernization Act and other federal and state laws that govern nutritional content, nutritional labeling, product safety, menu labeling and other aspects of our restaurants’ operations; and

•	federal and state privacy, consumer protection and other laws.

Compliance with all of these laws and regulations is costly and exposes us and our franchisees to the possibility of litigation and governmental investigations and proceedings. Certain laws, such as the Americans with Disabilities Act, could require us or our franchisees to expend significant funds to make modifications to our restaurants if we fail to comply with applicable standards. Other rules, such as the FTC’s “Franchise Rule”, could result in the imposition of a ban or temporary suspension on our future franchise sales and a mandate that we make offers of rescission or restitution to our franchisees. If we or our franchisees fail to comply with the laws and regulatory requirements of federal, state and local authorities, we and our franchisees could be subject to, among other things, revocation of required licenses, administrative enforcement actions, fines, sanctions, and civil and criminal liability, any of which would have an adverse effect on our business, financial condition and results of operations.

The sale of alcoholic beverages at our restaurants subjects us and our franchisees to additional regulations and potential liability.

Because our restaurants sell alcoholic beverages, we and our franchisees are required to comply with the alcohol licensing requirements of the federal government and the states and municipalities where our restaurants are located. Alcoholic beverage control regulations require us and our franchisees to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on-premises and to provide service for extended hours and on Sundays. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including the minimum age of patrons and employees, restaurant hours of operation, advertising and trade practices, wholesale purchasing, inventory control and handling, the storage and dispensing of alcoholic beverages, and other relationships with alcohol manufacturers, wholesalers and distributors. If we or our franchisees fail to comply with federal, state or local regulations, the licenses held by us or our franchisees may be revoked, and we or they may be forced to terminate the sale of alcoholic beverages at one or more of our or their restaurants. This would have a negative impact on sales by us and our franchisees, which in turn would have a negative impact on our revenue and results of operations.

In addition, we and our franchisees are subject to state and local “dram shop” statutes, which may subject us and our franchisees to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Because a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on the financial condition and results of operations of us and our franchisees. Further, adverse publicity resulting from any such allegations may adversely affect our business and our brand.

We and our franchisees may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages, all of which are subject to change from time to time. To comply with these regulations, we and our franchisees must obtain licenses and permits to operate their restaurants. Typically, the licenses and permits must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that operations of us or our franchisees violate applicable regulations. The failure of us or our franchisees to obtain and maintain these licenses and permits could delay or result in our decision to cancel the opening of new restaurants or result in the temporary suspension or permanent shutdown of existing restaurants, any of which would adversely affect our business and results of operations.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority for us, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. Notwithstanding this, food-borne illnesses, such as E. coli, hepatitis A, trichinosis, “mad cow disease” and salmonella, and food safety issues, such as food tampering, contamination and adulteration, have occurred in the restaurant industry in the past and could occur in the future. If one of our customers becomes ill from food-borne illnesses or as a result of food safety issues, all of our restaurants may be temporarily closed.  In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of our competitors, or restaurant suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect sales by us and our franchisees. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain. Any report or publicity linking us or one of our restaurants to instances of food-borne illness or food safety issues could adversely affect our brand and reputation as well as our revenue and profits, and possibly lead to litigation.

Health concerns arising from outbreaks of viruses may have a material adverse effect on our business.

The United States and other countries have experienced, and may experience in the future, outbreaks of viruses, such as H1N1, or “swine flu,” avian flu, SARS and various other forms of influenza. Some viruses, such as avian flu, may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. Avian flu outbreaks could also adversely affect the price and availability of poultry. Other viruses, such as H1N1, may be transmitted through human contact. The risk of contracting viruses could cause employees or customers to avoid gathering in public places, which could adversely affect restaurant customer traffic or the ability to adequately staff restaurants.   We could also be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on the operation of our restaurants.   Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may negatively affect our business.

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

Our inability to renew existing leases or enter into new leases for new or relocated company-owned restaurants on favorable terms may adversely affect our results of operations.

Each of our two company-owned restaurants are located on leased premises and are subject to varying lease-specific arrangements.  When our leases expire in the future, we will evaluate the desirability of renewing such leases.  While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.  The success of our restaurants depends in large part on their leased locations.  As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations.  In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation.

We depend upon our executive officers and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

We believe that we have benefited substantially from the leadership and experience of our executive officers, including our Chief Executive Officer, Richard W. Akam, and our President and Chief Financial Officer, Seenu G. Kasturi. Our executive officers may terminate their employment with us at any time without penalty, and we do not maintain key person life insurance policies on any of our executive officers. The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers could impair our growth and harm our business.

We and our franchisees must attract and retain qualified restaurant personnel to operate our restaurants.

Our future performance will depend upon the ability of us and our franchisees to attract, motivate, develop and retain a sufficient number of qualified restaurant personnel, including restaurant managers and hourly employees. Competition for these employees is intense, and the availability of employees varies widely from restaurant to restaurant. If we or our franchisees lose the services of our or their respective restaurant employees and are unable to replace them with qualified personnel as needed, or if restaurant management and employee turnover increases, we could experience restaurant disruptions due to management changeover, potential delays in new restaurant openings, or adverse customer reactions to inadequate customer service levels due to employee shortages, all of which would adversely affect our business and brand.

We could be party to litigation that could adversely affect us by diverting management attention, increasing our expenses and subjecting us to significant monetary damages and other remedies.

From time to time, we may be subject to complaints or lawsuits by restaurant customers and employees alleging that they suffered an illness or injury after a visit to one of our restaurants, or that we have problems with food quality or operations. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and other matters. In addition, the restaurant industry has been subject to a growing number of claims relating to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to the obesity of some customers. A number of these industry lawsuits have resulted in the payment of substantial damages by defendants.

In the event we are subject to these types of claims in the future, such claims may be expensive to defend against and may divert resources away from our operations, regardless of whether any such claims are valid or whether we are ultimately found liable. In the event we are found liable for any such claims, we could be required to pay substantial damages. With respect to insured claims, a judgment for monetary damages in excess of any insurance coverage that we have could result in us being required to pay substantial damages.  Any adverse publicity resulting from these claims may also adversely affect our reputation, regardless of whether we are found liable. Any such payments of damages or adverse publicity could have a material adverse effect on our business, financial condition and results of operations.

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

We accept electronic payment cards from our customers in our restaurants. This exposes us to potential security breaches in which credit/debit card information of our customers may be stolen.   While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents.  Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators.  Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses.

We also receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated at the federal and state levels.  If our security and information systems are compromised or our franchisees or employees fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and results of operations, and could result in litigation against us or the imposition of penalties.  In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council.  These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit/debit card information as well as other personal information.  Privacy and information security laws and regulations change over time, and compliance with these changes may result in cost increases due to necessary system and process changes.

We rely on third parties for most of our management information systems and for other back-office functions.

We use third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to third-party service providers. The parties that we utilize for these services may not be able to handle the volume of activity or perform the quality of service necessary for our operations. The failure of these parties to fulfill their support and maintenance obligations or service obligations could disrupt our operations. Furthermore, the outsourcing of certain of our business processes could negatively impact our internal control processes. Any such effects on our operations or internal controls could have an adverse effect on our business.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could materially adversely impact our business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. Many of our competitors are expanding their use of social media and new social medial platforms are rapidly being developed, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with customers and brand relevance.

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

Other risks associated with the use of social media include improper disclosure of proprietary information, personally identifiable information and out-of-date information, as well as fraud, by our customers, employees, franchisees and business partners. The inappropriate use of social media by our customers, employees, franchisees or business partners could increase our costs, lead to litigation or result in negative publicity that could damage our business, reputation and brand.

The impact of new restaurant openings by us and our franchisees could result in fluctuations in our financial performance.

We recently acquired two company-owned restaurants and may acquire or open additional company-owned restaurants in the future. In addition, we plan to open additional franchised restaurants in the future. Each time we acquire or open a new company-owned restaurant, we recognize an immediate and substantial increase in our revenue and operating expenses. Each time we enter into a franchise agreement for a new restaurant, we are entitled to receive a franchise fee in the amount of $35,000. In addition, franchisees that enter into an area development agreement pay us an initial franchise fee of $35,000 for the first restaurant and an area development fee determined by multiplying $15,000 by the number of additional restaurants to be opened in the area. Thereafter, franchisees pay us an initial franchise fee of $30,000 for each subsequent restaurant that they open, against which a credit in the amount of $15,000 is applied. Furthermore, when new restaurants open, they typically generate significant customer traffic and, therefore, high sales in their initial months. Over time, these restaurants may experience a decrease in customer traffic and sales compared to their opening months. Accordingly, sales achieved by new restaurants during their initial months of operation may not be indicative of the results they will generate on an ongoing basis in the future. As a result, due to the foregoing factors, results for one fiscal quarter may not be indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

An impairment in the carrying value of our fixed assets, intangible assets or goodwill could adversely affect our financial condition and results of operations

We evaluate the useful lives of our fixed assets and intangible assets to determine if they are definite- or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the lease term, future effects of obsolescence, demand, competition, the level of required maintenance expenditures and the expected lives of other related groups of assets, as well as other economic factors, such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of fixed assets or intangible assets become impaired, there could be an adverse effect on our financial condition and results of operations.

In addition, we may be required to record goodwill in the event we acquire additional restaurants or brands in the future. Goodwill represents the excess of cost over the fair value of identified net assets of business acquired. We will review any goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level. We will identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We will calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others:

•	a significant decline in our expected future cash flows;

•	a sustained, significant decline in our stock price and market capitalization;

•	a significant adverse change in legal factors or in the business climate;

•	unanticipated competition;

•	the testing for recoverability of a significant asset group within a reporting unit; and

•	slower growth rates.

We will be required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

Significant adverse weather conditions and other disasters could negatively impact our results of operations.

Our restaurants could be negatively affected by adverse weather conditions and acts of god, such as regional winter storms, fires, floods, hurricanes, tropical storms and earthquakes, and other disasters, such as oil spills and nuclear meltdowns. Each of our restaurants are located in Florida and Georgia, making them particularly susceptible to hurricanes, tropical storms and flooding. The occurrence of any such events could cause substantial damage to our restaurants and result in one or more of our restaurants being closed for an indefinite period of time. Such damages could also subject us or our franchisees to substantial repair costs. Accordingly, any such events could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Stock

Future sales of our common stock may cause our stock price to decline.

As of June 22, 2017, there were 6,883,001 shares of our common stock outstanding. Of this number, 2,143,166 shares were freely tradable without restriction, unless the shares are purchased by our affiliates. The remaining 4,739,835 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We may raise additional funds in the future through the issuances of equity securities or debt, which funding may be dilutive to stockholders or impose operational restrictions on us.

We may need to raise additional capital through the sale of equity securities or the issuance of short- and long-term debt. If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution. If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity securities or debt that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•	fluctuations in our annual or quarterly operating results;

•	changes in capital market conditions or other adverse economic conditions;

•	upgrades or downgrades by securities analysts following our stock;

•	changes in financial estimates by securities analysts following our stock;

•	our achievement, or our failure to achieve, projected financial results;

•	future sales of our stock by our officers, directors or significant stockholders;

•	investors’ perceptions of our business and prospects relative to other investment alternatives;

•	acquisitions, joint ventures, capital commitments or other significant transactions by us or our competitors;

•	global economic, legal and regulatory factors unrelated to our performance; and

•	the other risks and uncertainties set forth herein under Item 1A. Risk Factors and elsewhere in this report.

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

Our quarterly and annual operating results may fluctuate due to increases and decreases in sales, food costs and other factors.

Our quarterly and annual operating results may fluctuate significantly because of a variety of factors, including:

•	increases or decreases in same-store sales;

•	the timing of new restaurant openings;

•	our ability to operate effectively in new markets;

•	the profitability of our restaurants, particularly in new markets;

•	labor availability and costs for management and other personnel;

•	changes in consumer preferences and competitive conditions;

•	negative publicity relating to us, our restaurants, our vendors or the products we serve;

•	disruptions in the type and delivery of supplies;

•	consumer confidence and fluctuations in discretionary spending;

•	changes in food costs, labor costs or other variable costs and expenses;

•	potential distractions or unusual expenses associated with our expansion plans;

•	the impact of inclement weather, natural disasters, and other calamities; and

•	economic conditions in the jurisdictions in which we operate and nationally.

As a result of the factors discussed above, as well the other factors set forth herein under Item 1A. Risk Factors and elsewhere in this report, our operating results for one fiscal quarter or year are not necessarily indicative of results to be expected for any other fiscal quarter or year. These fluctuations may cause future operating results to fall below our estimates or the expectations of our stockholders or the investment community in general. If our results of operations do not meet the expectations of our stockholders or the investment community, the price of our common stock may decline.

William D. Leopold owns approximately 39% of our outstanding common stock and has the ability to exert significant control over our business and affairs, which may prevent us from taking actions that may be favorable to our other stockholders.

As of June 22, 2017, William D. Leopold beneficially owned approximately 39% of our outstanding common stock. As a result, Mr. Leopold has the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination involving us that could be favorable to you.

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

Our common stock currently trades on the OTCPink marketplace maintained by the OTC Markets Group, Inc. (the “OTCPink”) and is not listed for trading on a national securities exchange. Investments in securities trading on the OTCPink are generally less liquid than investments in securities trading on a national securities exchange. While we intend to apply to a national securities exchange to list our shares for trading in the future, we can provide no assurance that we will do so or that, if we do, our application will be approved. The failure of our shares to be approved for trading on a national securities exchange may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We identified material weaknesses in our internal control over financial reporting during the assessment of our internal controls that we performed in connection with the preparation of the audited consolidated financial statements included in this report.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting. During the preparation of our audited consolidated financial statements for the year ended December 31, 2016, we identified several control deficiencies that have been classified as material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2016. A description of the material weakness is set forth herein under Item 9A. Controls and Procedures.

The standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing the activities necessary to make future assessments of our internal control over financial reporting and completing the implementation of any necessary improvements. Future assessments may require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.

If we are unable to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or prevent fraud.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective internal control environment existed, and our business and reputation with investors may be harmed. We have not performed an in-depth analysis to determine if undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement. If we are unable to establish and maintain an effective system of internal control, we may not be able to report our financial results in an accurate and timely manner or prevent fraud.

We are not required to obtain an attestation report on our assessment of our internal control over financial reporting from an independent registered public accounting firm, which may cause investors to lose confidence in us and cause our stock to be negatively impacted.

Under rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are not required to obtain from our independent registered public accounting firm an attestation report on our assessment of our internal control over financial reporting, and we have not voluntarily sought such a report in the past. If we do not voluntarily seek to obtain an unqualified attestation report on our assessment of our internal control over financial reporting from our independent registered public accounting firm in the future, or if we seek to obtain such a report but our independent registered public accounting firm is unable to provide one to us, investors may lose confidence in us and our stock may be negatively impacted.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and, without voluntary compliance with such provisions, we will not receive the benefits and protections they were enacted to provide.

Our common stock is not listed for trading on a national securities exchange. As a result, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the use of an audit committee financial expert and the adoption of a code of ethics.

Our board of directors currently consists of Seenu G. Kasturi, Fred D. Alexander and Ketan B. Pandya. Mssrs. Kasturi and Alexander are not “independent directors” as such term is defined by any of the national securities exchanges. As a result, we do not have a board of directors comprised of a majority of independent directors. In addition, our board of directors has not created a separately-designated standing audit committee or any other committee of the board of directors. Unless we voluntarily elect to fully comply with all of these rules, we will not receive the benefits and protections they were enacted to provide.

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

We have never paid any dividends on our common stock and do not intend to pay any dividends on our common stock in the foreseeable future. We intend to use any cash generated from our operations for reinvestment in the growth of our business. Any determination to pay dividends in the future will be made by our board of directors and will depend upon our results of operations, financial condition, contractual restrictions and growth plan, restrictions imposed by applicable law, and other factors deemed relevant by our board of directors. Accordingly, the realization of a gain on stockholders’ investments in our common stock will depend on the appreciation of the price of our common stock. We can provide no assurance that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate headquarters is located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida. Our two company-owned restaurants are located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida and 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida, respectively. We lease each of these locations. A description of our leases is set forth herein under Note 14 – Commitments and Contingencies – Operating Leases in our financial statements. We believe that our corporate headquarters is adequate to support our operations for the next 12 months.

Item 3. Legal Proceedings.

In January 2015, Santander Bank filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of approximately $194,000 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During 2016, Santander Bank informed us that certain assets of Ritz Aviation had been sold and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. The outstanding balance of damages sought, together with interest, late fees and other expenses (excluding legal fees), was approximately $148,000 at December 31, 2016. This case is currently pending.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTCPink under the symbol “ARCK.” The first reported trade of our common stock occurred on December 30, 2010. The following table sets forth the range of high and low bid quotations for shares of our common stock for the periods indicated as reported by The Nasdaq Stock Market. The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low

Fiscal Year Ended December 31, 2016

Quarter ended March 31, 2016	$0.70	$0.34

Quarter ended June 30, 2016	$0.65	$0.45

Quarter ended September 30, 2016	$1.70	$0.42

Quarter ended December 31, 2016	$2.10	$1.50

Fiscal Year Ended December 31, 2015

Quarter ended March 31, 2015	$0.60	$0.20

Quarter ended June 30, 2015	$0.55	$0.20

Quarter ended September 30, 2015	$0.52	$0.26

Quarter ended December 31, 2015	$0.60	$0.28

The last reported trading price of our common stock as reported on the OTCPink on June 22, 2017 was $0.70 per share.

Holders

As of June 5, 2017, the number of stockholders of record of our common stock was 53.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the growth of our business.

Transfer Agent

The transfer agent for our common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Recent Sales of Unregistered Securities

In November 2016, we issued 20,000 shares of our common stock to one of our non-executive employees as incentive compensation.  The securities were issued in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors and elsewhere in this report. See also “Special Note Regarding Forward-Looking Statements” beginning on page 1 of this report. The following should be read in conjunction with our audited consolidated financial statements beginning on page F-1 of this report.

Overview

We were formed in April 2000 to develop the Dick’s Wings concept, and are the owner, operator and franchisor of the Dick’s Wings brand of restaurants. Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill restaurants, which are full service restaurants, and non-traditional units like our Dick’s Wings concession stands at EverBank Field. We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call.

On December 19, 2016, we acquired all of the issued and outstanding membership interests of Seediv for $600,000 and an earn-out payment. Seediv is the owner and operator of the Nocatee and Youngerman Restaurants. A description of our acquisition of Seediv is set forth herein under Note 5 – Acquisition of Seediv in our financial statements.

We currently have 22 Dick’s Wings & Grill restaurants and two Dicks’ Wings concession stands. Of our 22 restaurants, 17 are located in Florida and five are located in Georgia. Our concession stands are also located in Florida. Two of our restaurants are owned by us, and the remaining 20 restaurants are owned and operated by franchisees. The operation of our concession stands at EverBank Field has been assigned to a third-party operator.

Strategy

Our plan is to grow our company from a Florida and Georgia based franchisor of Dick’s Wings restaurants into a diversified restaurant company operating a portfolio of premium restaurant brands. We intend to focus on developing brands that offer a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere in a diverse set of markets across the Unites States.

The first major component of our growth strategy is the continued development and expansion of our legacy Dick’s Wings brand. Key elements of our strategy include strengthening the brand, developing new menu items, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets in the United States. We believe there are meaningful opportunities to grow the number of Dick’s Wings restaurants, and have implemented a rigorous and disciplined approach to drive franchising sales. In our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. In new markets, we plan to open several restaurants at a time to quickly build our brand awareness.

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification, like our acquisition of a 50% ownership interest in Paradise on Wings, which is the franchisor of the Wing Nutz brand of restaurants, in January 2014. A description of our investment in Paradise on Wings is set forth herein under Note 4 – Investment in Paradise on Wings in our financial statements. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices.

Financial Results

We achieved revenue of $1,275,448 for the year ended December 31, 2016, compared to $966,931 for the year ended December 31, 2015, primarily due to increases of $195,160 for royalties and $130,861 for sales by the company-owned restaurants that we acquired through our acquisition of Seediv. Our total operating expenses increased $1,218,051 to $2,138,536 for the year ended December 31, 2016 from $920,485 for the year ended December 31, 2015, primarily due to a one-time charge of $251,309 that we recorded for compensation expense that we incurred in connection with our acquisition of Seediv, one-time charges of $502,856 that we recorded for other transaction costs that we incurred in connection with our acquisition of Seediv, and a charge of $348,143 for loss on impairment of investment related to our 50% ownership interest in Paradise on Wings. We incurred a net loss of $863,576 for the year ended December 31, 2016, compared to $432,730 for the year ended December 31, 2015, and incurred cash outflows from operating activities of $96,804 for the year ended December 31, 2016, compared to $57,353 during the year ended December 31, 2015.

Outlook

We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands. We expect to begin generating net income during the next 12 months as we generate additional revenue through our new and existing restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Critical Accounting Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our audited consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. When making these estimates and assumptions, we consider our historical experience, our knowledge of economic and market factors and various other factors, that we believe to be reasonable under the circumstances. Actual results may differ under different estimates and assumptions.

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For a more complete discussion of our accounting policies and procedures, see our audited consolidated financial statements beginning on page F-1 of this report.

Revenue Recognition

Our revenue consists primarily of proceeds from the sale of food and beverage products at our company-owned restaurants, and royalty payments, franchise fees and area development fees that we receive from our franchisees.  We generate revenue from our franchisees by entering into franchise agreements with parties to build and operate restaurants using the Dick’s Wings brand within a defined geographical area. The agreements have a 10-year term and can be renewed for one additional 10-year term. We provide the use of our Dick’s Wings trademarks and Dick’s Wings system, which includes uniform operating procedures, standards for consistency and quality of products, technical knowledge, and procedures for accounting, inventory control and management, in return for the royalty payments, franchise fees and area development fees.

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

We recognize revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectability is reasonably assured in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. We record revenue from the sale of food and beverages as products are sold. Royalties are accrued as earned and are calculated each period based on restaurant sales. Franchise fees from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by us have been performed. Area development fees are dependent upon the number of restaurants in the territory, as are our obligations under the area development agreement. Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods.

We record gift cards under a Dick’s Wings system-wide program.  Gift cards sold are recorded as a gift card liability.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  Breakage income represents the value associated with the portion of gift cards sold that will most likely never be redeemed. Based on our historical gift card redemption patterns and the fact that our gift cards have no expiration dates or dormancy fees, we can reasonably estimate the amount of gift card balances for which redemption is remote and record breakage income based on this estimate. We update our estimate of the breakage rate periodically and, if necessary, adjusts the gift card liability balance accordingly.

Investment in Paradise on Wings

On January 20, 2014, we purchased a 50% ownership interest in Paradise on Wings, which is the franchisor of the Wing Nutz brand of restaurants. A description of our investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings in our financial statements.

We accounted for our investment in Paradise on Wings under the equity method of accounting in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). ASC 323 provides that investments be accounted for under the equity method of accounting when the investor has the ability to exert significant influence, but not control, over the operating and financial policies of the investee. The determination of the level of influence that an investor has over each equity method investment involves consideration of such factors as the investor’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Investments accounted for under the equity method are recorded at the fair value amount of the investor’s initial investment on the balance sheet and adjusted each period for the investor’s share of the investee’s income or loss. The investor’s share of the income or losses from equity investments is reported as a component of other income / (expense) in the statements of operations.   Contributions paid to, and distributions received from, equity investees are recorded as additions or reductions, respectively, to the respective investment balance.

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

Acquisition of Seediv

On December 19, 2016, we acquired all of the issued and outstanding membership interests of Seediv. A description of our acquisition of Seediv is set forth herein under Note 5. Acquisition of Seediv in our financial statements.

We determined that the acquisition of Seediv constituted a business combination as defined by ASC Topic 805, Business Combinations (“ASC 805”). We also determined that the acquisition of Seediv constituted a related-party transaction for the reasons set forth herein under Note 5. Acquisition of Seediv. Under ASC 805, the assets acquired and liabilities assumed from related parties are recorded at their acquisition date cost basis. The costs basis of the assets acquired and liabilities assumed were determined in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. Under ASC 805, the excess of the purchase price over the fair value of the assets acquired is typically recognized as goodwill. However, under ASC 805, the excess of the purchase price over the fair value of the assets acquired cannot be recognized as goodwill in a related-party transaction. Accordingly, we recognized such excess as Seediv compensation expense in accordance with the provisions of ASC 805 and included this amount under general and administrative expenses. Pursuant to the provisions of ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges were not included as components of consideration transferred but were accounted for as expenses in the period in which the costs were incurred.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue With Contracts From Customers (“ASU 2014-09”). ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. We believe that the adoption of ASU 2014-09 will not have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15: (i) provides a definition of the term “substantial doubt”, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effects of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated, and (vi) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 did not have a material impact on our financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies the analysis that must be performed to determine whether a reporting entity should consolidate certain types of legal entities. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 did not have a material impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact that the adoption of ASU 2015-11 will have on our financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires that lease arrangements longer than 12 months result in the lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted in any interim or annual period. We believe that the adoption of ASU 2016-02 will not have a material impact on our financial statements.

We have reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants, and royalty payments, franchise fees and area development fees that we receive from our franchisees. Revenue increased $308,517 to $1,275,448 for the year ended December 31, 2016 from $966,931 for the year ended December 31, 2015. The increase of $308,517 was due primarily to an increase of $130,861 for sales by our company-owned restaurants and $195,160 for royalties received from our franchisees. The increase in sales by our company-owned restaurants was attributable to the restaurants that we acquired through our acquisition of Seediv. Our royalties were positively impacted by increased sales by our franchisees at our existing restaurants, sales by franchisees at new restaurants that opened during the past 12 months, and operational improvements that we implemented at each of our franchisees’ restaurants. We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands.

Operating Expenses

Operating expenses consist of food, beverage and packaging costs, professional fees, employee compensation expense, general and administrative expenses, and loss on impairment of investment.

Food, Beverage and Packaging Costs. Food, beverage and packaging costs consist of the costs and expenses that we incurred for chicken wings, beef, poultry, soda, liquor, paper goods, and other food, beverage and packaging items that were purchased by our company-owned restaurants. Food, beverage and packaging costs were $28,082 for the year ended December 31, 2016. We did not incur any food, beverage and packaging costs for the year ended December 31, 2015. We acquired Seediv on December 19, 2016. Accordingly, our food, beverage and packaging costs were incurred during a period of only 12 days during the year ended December 31, 2016. We expect our food, beverage and packaging costs to increase during the next 12 months as we incur these costs for the entire fiscal periods covered by our future reports.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees increased $9,012 to $169,190 for the year ended December 31, 2016 from $160,178 for the year ended December 31, 2015. The increase of $9,012 was due to an increase of $32,750 for accounting fees, partially offset by a decrease of $26,443 for legal fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes. Employee compensation expense decreased $514 to $584,614 during the year ended December 31, 2016 from $585,128 for the year ended December 31, 2015. The decrease of $514 was due primarily to a decrease of $76,250 for bonuses, partially offset by increases of $32,189 for stock compensation expense and $32,258 for salaries and hourly wages paid to employees of the company-owned restaurants that we acquired through our acquisition of Seediv, and increases in other miscellaneous employee compensation expenses. We expect employee compensation expense to continue to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of compensation expense incurred in connection with our acquisition of Seediv, marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $833,328 to $1,008,507 from $175,179 for the year ended December 31, 2015. The increase of $833,328 was due primarily to increases of $251,309 for a one-time charge that we recorded for compensation expense that we incurred in connection with our acquisition of Seediv and $502,856 for other one-time charges that we recorded for other transaction costs that we incurred in connection with our acquisition of Seediv. We expect general and administrative expenses to decrease over the next 12 months because the compensation expense and other transaction costs that we recognized in connection with our acquisition of Seediv were one-time charges. However, we expect to incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Loss on Impairment of Investment. Loss on impairment of investment consists of the loss that we recognized on the 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. We recognized a loss on impairment of investment of $348,143 during the year ended December 31, 2016. We did not recognize any loss on impairment of investment during the year ended December 31, 2015. A description of the reasons why we recognized the loss on impairment of investment is set forth herein under Note 8. Fair Value Measurements in our financial statements. We do not expect to recognize any additional losses on impairment of investment during the next 12 months.

Loss From Investment in Paradise on Wings

Loss from investment in Paradise on Wings consists of our share of the loss from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Loss from investment in Paradise on Wings decreased $25,032 to $222,685 for the year ended December 31, 2016 from $247,717 for the year ended December 31, 2015. The decrease of $25,032 was due primarily to a decrease in other expenses incurred by Paradise on Wings, partially offset by an increase in operating expenses incurred by Paradise on Wings. A description of our investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings in our financial statements. We expect to recognize additional income and losses from our investment in Paradise on Wings during the next 12 months. The amount of such income and losses will fluctuate based upon the financial results generated by Paradise on Wings and the mark to market gains and losses recognized by Paradise on Wings on its investments.

Gain / (Loss) on Settlement of Litigation

Gain / (loss) on settlement of litigation consists of the gains and losses that we recognize on judgments in legal proceedings and settlements of legal proceedings. We recognized a gain on settlement of litigation of $82,642 for the year ended December 31, 2016. We recognized losses on settlement of litigation of $221,323 for the year ended December 31, 2015. The gain that we recognized during the year ended December 31, 2016 related to a partial settlement of the damages sought by Santander Bank in connection with a complaint filed in January 2015. The losses that we recognized during the year ended December 31, 2015 related to the settlement of a legal proceeding entitled J. David Eberle vs. American Restaurant Concepts, Inc. and a reserve that we accrued in connection with the complaint filed by Santander Bank in January 2015.  A summary of these legal proceedings is set forth herein under Note 16. Judgments in Legal Proceedings in our financial statements. We do not expect to recognize any additional gains or losses on settlement of legal proceedings during the next 12 months.

Gain on Settlement of Liabilities

Gain on settlement of liabilities consists of the gain that we realized upon entering into a new settlement agreement with Guiseppe Cala with respect to several legal proceedings that had been initiated between us and Mr. Cala in 2009 and breaches of a settlement agreement entered into between us and Mr. Cala in 2010 with respect to the such legal proceedings. We recognized a gain on settlement of liabilities of $175,449 for the year ended December 31, 2016. We did not recognize any gain on the settlement of liabilities for the year ended December 31, 2015. A description of the current settlement agreement, the 2010 settlement agreement and the legal proceedings is set forth herein under Note 16. Judgments in Legal Proceedings in our financial statements. We do not expect to generate any additional gain on settlement of liabilities during the next 12 months.

Net Loss

We generated a net loss of $863,576 during the year ended December 31, 2016 compared to a net loss of $432,730 during the year ended December 31, 2015. The increase of $430,846 was due primarily to an increase of $833,328 for general and administrative expenses, which consisted primarily of a one-time charge of $251,309 that we recorded for compensation expense incurred in connection with our acquisition of Seediv and one-time charges of $502,856 that we recorded for other transaction costs that we incurred in connection with our acquisition of Seediv, and a charge of $348,143 for loss on impairment of investment related to our 50% ownership interest in Paradise on Wings. This was partially offset by increases of $308,517 for revenue, $175,449 for gain on settlement of liabilities and $82,642 for gain on settlement of litigation, and a decrease of $221,323 for losses on settlement of litigation. We expect to begin generating net income during the next 12 months as we generate additional revenue through our new and existing restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $96,804 during the year ended December 31, 2016 compared to $57,353 during the year ended December 31, 2015. The increase of $39,451 for net cash used by operating activities was due primarily to increases of $430,846 for net loss, $175,449 for gain on settlement of liabilities and $82,642 for gain on settlement of litigation, and decreases of $221,323 for losses on settlement of litigation, $25,032 for loss on investment in Paradise on Wings, and $86,717 for notes receivable. This was partially offset by increases of $348,143 for loss on impairment of investment, $251,309 for other compensation expense incurred in connection with our acquisition of Seediv, $168,231 for accounts payable and accrued liabilities, $32,188 for stock compensation expense, $31,474 for advertising fund liabilities and $28,691 for accounts receivable, and a decrease of $103,687 for settlement agreements payable.

Net cash provided by investing activities was $124,849 during the year ended December 31, 2016 compared to cash used by investing activities of $98,452 during the year ended December 31, 2015. The increase of $223,301 for net cash provided by investing activities was due primarily to an increase of $342,021 from the repayment of notes receivable, partially offset by an increase of $121,931 for the issuance of notes receivable to related parties.

Net cash provided by financing activities was $16,103 during the year ended December 31, 2016 compared to $162,580 during the year ended December 31, 2015. The decrease of $146,477 was due to decreases of $1,147,600 for proceeds from the issuance of notes payable to related parties and $170,000 for proceeds from stock subscriptions receivable from related parties, partially offset by decreases of $1,171,123 for repayments of notes payable issued to related parties.

Our primary sources of capital since December 29, 2014, which was the date our 2015 fiscal year commenced, are set forth below.

At December 28, 2014, the amount of principal outstanding under our credit facility with Blue Victory was $3,420. Between December 29, 2014 and December 31, 2015, we borrowed an additional $1,987,953 under the credit facility. During the year ended December 31, 2015, we repaid $1,991,373 under the credit facility. Accordingly, as of December 31, 2015, we did not have any principal outstanding under the credit facility. A summary of the terms of our credit facility with Blue Victory is set forth herein under Note 10. Debt Obligations in our financial statements.

During the year ended December 31, 2016, we borrowed an additional $840,353 under our credit facility with Blue Victory. During the year ended December 31, 2016, we repaid $824,250 under the credit facility. Accordingly, the amount of principal outstanding under the credit facility was $16,103 at December 31, 2016.

To date, our capital needs have been met through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations, including our credit facility with Blue Victory. We have used these sources of capital to pay virtually all of the costs and expenses that we have incurred to date. These costs and expenses have been comprised primarily of the professional fees, employee compensation expenses, and general and administrative expenses discussed above. We intend to continue to rely upon each of these sources to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, during the next 12 months.

We can provide no assurance that these sources of capital will be adequate to fund our operations and expansion efforts during the next 12 months. If these sources of capital are not adequate, we will need to obtain additional capital through alternative sources of financing. We may attempt to obtain additional capital through the sale of equity securities or the issuance of short- and long-term debt. If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution. If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity securities or debt that we issue may have rights, preferences and privileges senior to those of the shares of common stock held by our stockholders.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for each of the years ended December 31, 2016 and 2015, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

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

As of December 31, 2016, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2016 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that the following material weaknesses existed in the following areas as of December 31, 2016:

1.        Our board of directors is comprised of Seenu G. Kasturi, Fred D. Alexander and Ketan B. Pandya. Mr. Kasturi currently owns approximately 6.6% of our issued and outstanding shares of common stock, and owned as much as 14.8% of our issued and outstanding shares of common stock during the year ended December 31, 2016. In addition, he serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory and owns 90% of the equity interests in Blue Victory. Blue Victory loaned us $840,353 and $1,987,953 during the years ended December 31, 2016 and 2015, respectively. Mr. Kasturi also serves as the President, Treasurer and Secretary of, and is the sole member of, DWG Acquisitions and Raceland QSR, and owns all of the equity interests in DWG Acquisitions and Raceland QSR. DWG Acquisitions owns and operates four of our 20 franchised restaurants. Raceland QSR serves as the landlord under our lease for the Youngerman Circle Restaurant. Mr. Alexander serves as an executive officer for Blue Victory. As a result, we do not have a board of directors comprised of a majority of independent directors monitoring the actions of our senior management. One of the responsibilities of a company’s board of directors is to act as an independent source for monitoring the actions of a company’s senior management. The lack of a majority of independent directors on our board of directors constitutes a material weakness in our internal controls.

2.        We had inadequate written policies and procedures for accounting and financial reporting with respect to both GAAP and the guidelines of the SEC. The lack of adequate written policies and procedures constitutes a material weakness in our internal controls.

3.        Our closing process was inadequate to ensure that all material misstatements are corrected in the financial statements. The lack of an adequate closing process constitutes a material weakness in our internal controls.

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

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our financial statements fairly present, in all material respects, our balance sheets at December 31, 2016 and 2015 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2016 and 2015 in conformity with GAAP.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Richard W. Akam	61	Chief Executive Officer, Chief Operating Officer and Secretary
Seenu G. Kasturi	48	President, Chief Financial Officer and Chairman of the Board of Directors
Fred D. Alexander	71	Director
Ketan B. Pandya	49	Director

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

Seenu G. Kasturi has served as our President, Chief Financial Officer and Chairman of our board of directors since January 2017. He has served as the President and Chief Executive Officer of Blue Victory Holdings, Inc., an asset development firm focused primarily on the ownership and management of branded restaurants, since October 2009. He has also served as the President, Treasurer and Secretary of DWG Acquisitions, which is our largest franchisee with four Dicks Wings and Grill restaurants under ownership, since February 2013. From June 2005 to October 2009, Mr. Kasturi served as the President of K&L Investment Realty, an owner and manager of restaurants and real estate properties. Prior to that, he served as a certified financial planner, a registered broker and an investment advisor. Mr. Kasturi earned a Bachelor of Arts degree from Andhra University in Visakhapatnam, India.

We believe that Mr. Kasturi is qualified to serve as the Chairman of our board of directors due to his substantial experience with identifying, evaluating, acquiring, financing and improving branded restaurants and other assets, and his extensive financial, transactional and strategic experience demonstrated through his creation of value and growth for companies operating in the restaurant industry for which he served as a member of the companies’ leadership team.

Fred D. Alexander has served as a member of our board of directors since November 2012. He has served as the Vice President of Business Development for Blue Victory Holdings, Inc., a private equity firm that is focused primarily on the development and management of branded assets, where he is responsible for the identification, acquisition and financing of branded restaurants, since July 2010.  He has also served as the Managing Member and Director of Business Development for Quantum Leap, LLC, a real estate company that he founded that acquires, develops, and manages underperforming properties and other assets, since July 2007.  Mr. Alexander serves as the Managing Member of GOR E&P LLC, an oil and gas exploration and production company that he founded in January 2014, and as the Managing Member and Director of Operations for American Phoenix, LLC, a real estate company that he founded in December 2003 that acquires, develops and markets high-end real estate assets, including apartment buildings, condominiums and shopping centers.  Mr. Alexander obtained his college degree at the University of Louisiana, at Lafayette, and has been a licensed real estate broker since 1972.

We believe Mr. Alexander is qualified to serve as a director due to his extensive experience with identifying, evaluating, acquiring and financing branded restaurants and other assets, and his more than 40 years of experience in management, operations and finance.

Ketan B. Pandya has served as a member of our board of directors since August 2013. He has served as a Principal Consultant to the Pro Tech Group, a consulting company, since January 2010. Mr. Pandya served as a Senior Director of National Account Sales for SMART Technologies, a developer of Web-based integrated customer relationship solutions, from March 2012 to November 2013. Prior to that, he served as the Director of Marketing/Sales for Advanced Micro Devices, a multinational semiconductor company, from March 2010 to December 2011, and served as the Senior Manager for Product Marketing and Retail Sales Support for Dell Technologies, a multinational computer technology company, from September 1999 to February 2010. Mr. Pandya earned a B.S. in Electrical Engineering from the University of Louisiana and a MBA with a concentration in marketing from the University of Texas.

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

Seenu G. Kasturi has served as our President, Chief Financial Officer and Chairman of our board of directors since January 2017. His background is set forth herein under Item 10. Directors, Executive Officers and Corporate Governance – Board of Directors.

Stockholder Communications

We have not implemented any formal procedures for stockholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at ARC Group, Inc., 6327-4 Argyle Forest Boulevard, Jacksonville, FL 32244. In general, all stockholder communications delivered to the corporate secretary for forwarding to our board of directors or specified members of our board of directors will be forwarded in accordance with the stockholder’s instructions. However, the corporate secretary reserves the right to not forward to members of our board of directors any abusive, threatening or otherwise inappropriate materials.

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately-designated standing audit committee or a committee performing similar functions. Accordingly, our full board of directors acts as our audit committee. Seenu G. Kasturi serves as our “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. However, Mr. Kasturi is not an “independent director” for the reasons more fully described herein under Item 13. Certain Relationships and Related Transactions, and Director Independence – Director Independence.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2016.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation		Total ($)

Richard W. Akam	2016	164,915	17,250	50,000	(2)	13,200	(4)	245,365
Chief Executive Officer, Chief Operating Officer and Secretary	2015	168,366	48,600	50,411	(3)	12,000	(5)	279,377

Daniel Slone	2016	1	-0-	-0-		-0-		1
Chief Financial Officer	2015	1	-0-	-0-		-0-		1

(1) Represents the grant date fair value of the awards, calculated in accordance with ASC 718. A summary of the assumptions made in the valuation of these awards is provided herein under Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Item 11. Executive Compensation – Employment Agreements and Arrangements, and in our audited consolidated financial statements beginning on page F-1 of this report.

(2) Consists of $137 recognized in connection with the partial vesting of a stock award that was made on January 1, 2015 and that vested in full on January 1, 2016, and $49,863 recognized in connection with the partial vesting of a stock award that was made on January 1, 2015 but which was terminated by us and Mr. Akam on December 31, 2016, one day before it would have vested in full.

(3) Consists of $548 recognized in connection with the partial vesting of a stock award that was made on January 1, 2014 and that vested in full on January 1, 2015, and $49,863 recognized in connection with the partial vesting of a stock award that was made on January 1, 2015 and which vested in full on January 1, 2016.

(4) Consists of a car allowance of $12,000 and a cell phone allowance of $1,200.

(5) Consists of a car allowance of $12,000.

Employment Agreements and Arrangements

On January 22, 2013, we appointed Richard Akam to serve as our Chief Operating Officer. In connection therewith, we entered into an employment agreement with Mr. Akam pursuant to which we agreed to pay him an annual base salary of $150,000, subject to annual adjustments and discretionary bonuses, plus certain standard and customary fringe benefits.  The employment agreement is for an initial term of one year and automatically renews for additional one year periods until terminated by Mr. Akam or us.  The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of us.

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

On January 31, 2017, we entered into an amendment to our employment agreement with Mr. Akam. Under the terms of the amendment, both parties confirmed the appointment of Mr. Akam as our Chief Operating Officer on January 22, 2013 and as our Chief Executive Officer on July 31, 2013, clarified that Mr. Akam’s monthly base salary after the initial term of the employment agreement may be adjusted from time to time by us with Mr. Akam’s consent, removed the provision relating to the grant of shares of our common stock to Mr. Akam on January 1st of each year effective December 31, 2016, and clarified that the criteria for Mr. Akam’s annual bonuses shall be identified and agreed upon by us and Mr. Akam by the end of the 1st quarter of each fiscal year.

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

On January 18, 2017, we appointed Seenu G. Kasturi as our President, Chief Financial Officer and Chairman of the board of directors. In connection therewith, on January 17, 2017, Mr. Slone resigned as our Chief Financial Officer.

On January 18, 2017, we entered into an employment agreement with Mr. Kasturi to serve as our President and Chief Financial Officer. The employment agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the employment agreement, we agreed to pay Mr. Kasturi annual compensation in the amount of $80,000 per year, consisting of: (i) an initial annual base salary of $26,000, and (ii) equity awards equal in value to $54,000 per year. Mr. Kasturi will be eligible to receive increases in salary on January 1st of each subsequent year in the discretion of our board of directors. He will also be eligible to receive annual bonuses in the discretion of our board of directors beginning with our fiscal year ended December 31, 2017. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of us.

On April 1, 2017, we issued 10,537 shares of its common stock to Mr. Kasturi pursuant to the terms of the employment agreement.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors. We appointed Seenu G. Kasturi as our President, Chief Financial Officer and Chairman of our board of directors in January 2017. We appointed Fred Alexander and Ketan B. Pandya as non-employee directors to our board of directors in November 2012 and August 2013, respectively. We intend to add additional non-employee directors to our board of directors in the future. We intend to provide our non-employee directors with remuneration that may consist of one or more of the following: (i) an annual retainer, (ii) a fee paid for each board meeting attended, (iii) an annual grant of equity compensation, and (iv) reimbursement for reasonable travel expenses incurred to attend meetings of our board of directors. We may provide additional remuneration to board members participating on committees of our board of directors.

Outstanding Equity Awards at Fiscal Year End

We did not have any unvested stock, stock options or equity incentive plan awards outstanding as of the end of our fiscal year ended December 31, 2016 with respect to any of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of June 22, 2017, certain information with respect to the beneficial ownership of: (i) each of our named executive officers, (ii) each of our directors, (iii) each of our named executive officers and directors as a group, and (iv) each person or group that is known to us to be the beneficial owner of more than five percent of our common stock. This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Where information regarding stockholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of June 22, 2017 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated and subject to community property laws where applicable, we believe that each person or entity named below has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 6327-4 Argyle Forest Boulevard, Jacksonville, FL 32244.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)

Richard W. Akam	242,720		3.5%

Daniel Slone	758		*

Seenu G. Kasturi	456,305	(2)	6.6%

Fred D. Alexander	-0-		*

Ketan B. Pandya	45,700		*

William D. Leopold II	2,684,644		39.0%

Kasturi Children’s Trust (3)	533,206		7.8%

All officers and directors as a group (5 persons)	745,483		10.8%

* Less than one percent.

(1) This table has been prepared based on 6,883,001 shares of our common stock outstanding on June 22, 2017.

(2) Includes 911 shares of common stock held by Blue Victory, a company for which Mr. Kasturi serves as the President, Treasurer, Secretary and sole director and of which he owns 90% of the outstanding equity interests.

(3) The Kasturi Children’s Trust has an address of 3909 I Ambassador Caffery Pkwy, Lafayette, LA 70503.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock that are authorized for issuance under equity compensation plans that have been approved by our stockholders and plans that have not been approved by our stockholders. None of our securities were outstanding at December 31, 2016 under plans that have been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	-0-	N/A	1,000,000

Equity compensation plans not approved by security holders:	-0-	N/A	214,287

Total	-0-	N/A	1,214,287

Our equity compensation plans consisted of the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan, the ARC Group, Inc. 2014 Stock Incentive Plan and our employment agreement with Richard W. Akam. The ARC Group, Inc. 2014 Stock Incentive Plan was approved by our stockholders. The American Restaurant Concepts, Inc. 2011 Stock Incentive Plan and our employment agreement with Mr. Akam were not approved by our stockholders.

A description of each of our equity compensation plans is set forth below.

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, we adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2016, 142,858 shares of common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, we filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group 2014 Stock Incentive Plan

In June 2014, we adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2016, all 1,000,000 shares of common stock remained available for issuance under the plan.  The plan terminates in June 2024.

Employment Agreements

On January 22, 2013, we appointed Richard Akam to serve as our Chief Operating Officer and, in connection therewith, we entered into an employment agreement with him. The employment agreement provides in part that we will grant Mr. Akam additional shares of our common stock equal in value to $50,000 on January 1st of each year. The maximum number of shares of common stock that Mr. Akam can receive under each of these grants is 71,429 shares. Accordingly, as of December 31, 2016, a maximum of 71,429 shares of common stock were available for issuance under his employment Agreement. A summary of the terms of Mr. Akam’s employment agreement is set forth above under Item 11. Executive Compensation – Employment Agreements and Arrangements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Sponsorship Agreements

In July 2013, we entered into a three-year sponsorship agreement with the Jacksonville Jaguars, LLC and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership (“Levy”) for a concession stand to be located at EverBank Field in Jacksonville, Florida. We concurrently assigned all of our rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. In July 2015, we extended our sponsorship agreement with the Jaguars by an additional two years and entered into a subcontractor concession agreement with Ovations Food Services, L.P. (“Ovations”) for a second concession stand at EverBank Field. We concurrently assigned all of our rights and obligations under the second concession agreement to DWG Acquisitions in return for an additional fee of $3,000 per month for each full or partial month during which the concession agreement is in effect.

In September 2016, we terminated our subcontractor concession agreements with Levy and Ovations and the related assignment agreements with DWG Acquisitions, and entered into a sub-concession agreement with Jacksonville Sportservice, Inc. (“Jacksonville Sportservice”) and DWG Acquisitions with respect to the two concession stands previously covered by the Levy and Ovations subcontractor concession agreements. We concurrently assigned all of our rights and obligations under the sub-concession agreement to DWG Acquisitions in return for a fee equal to the income generated by the concession stands less all expenses incurred by the concession stands for each full or partial month during which the concession agreement is in effect.

Seenu G. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. We generated revenue of $35,000 and $39,000 from DWG Acquisitions under the assignment agreements related to the Levy and Ovations subcontractor concession agreements during the years ended December 31, 2016 and 2015, respectively. We generated fees of $(496) from DWG Acquisitions under the assignment agreement related to the Jacksonville Sportservice sub-concession agreement during the year ended December 31, 2016.

Financing Transactions

In September 2013, we entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to us for up to $1 million. On March 24, 2017, we entered into an amendment to the loan agreement with Blue Victory pursuant to which we agreed to reduce the maximum amount of funds available under the credit facility from $1 million to $50,000. Pursuant to the terms of the amendment, the promissory note that was issued by us to Blue Victory on September 13, 2013 to evidence our obligation to pay the outstanding balance of the credit facility, was terminated in its entirety. The obligation of us to pay any future outstanding balance of the credit facility was evidenced by a new promissory note that was issued by us to Blue Victory on March 24, 2017.

Seenu G. Kasturi owned approximately 14.8% of our common stock and 90% of the equity interests in Blue Victory at December 31, 2016. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the years ended December 31, 2016 and 2015. Fred Alexander served as a member of our board of directors and as an executive officer of Blue Victory during the years ended December 31, 2016 and 2015.

We borrowed $840,353 and $1,987,953 from Blue Victory, and repaid $824,250 and $1,991,373 to Blue Victory, during the years ended December 31, 2016 and 2015, respectively. We had total principal in the amount of $16,103 outstanding under the credit facility as of December 31, 2016. We did not have any principal outstanding under the credit facility at December 31, 2015. A description of the credit facility is set forth herein under Note 10. Debt Obligations in our financial statements.

Leases

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Restaurants from DWG Acquisitions, and became an obligation of us when we acquired Seediv on December 19, 2016. On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. Seenu G. Kasturi owned approximately 14.8% of our common stock at December 31, 2016, and owned all of the outstanding membership interests in DWG Acquisitions and Raceland QSR at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions and Raceland QSR during the years ended December 31, 2016 and 2015. No payments were due from us under either of the leases during the years ended December 31, 2016 and 2015. A description of the leases is set forth herein under Note 14. Commitments and Contingencies – Operating Leases in our financial statements.

Franchise Agreements

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees, except that we did not require DWG Acquisitions to pay us a franchise fee. Seenu G. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. We generated $74,726 and $69,545 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively.

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees, except that we did not require DWG Acquisitions to pay us a franchise fee. Seenu G. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. We generated $90,467 and $98,802 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively.

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. We generated $46,535 and $58,180 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively.

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. We generated $35,070 and $44,901 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2015.

In June 2015, we became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. We generated $44,986 and $32,819 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2015.

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. We generated $52,564 and $16,372 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2015.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Pensacola, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. We generated $29,789 in royalties and $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2016.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Kingsland, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. We generated $44,659 in royalties and $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2016.

During the years ended December 31, 2016 and 2015, we generated a total of $478,796 and $428,700 in royalties and franchise fees through our franchise agreements with DWG Acquisitions.

Loans

In October 2014, we loaned $3,700 to Yobe Acquisition. The loan was paid off in full by Blue Victory during the year ended December 31, 2015. Seenu G. Kasturi owned approximately 8.7% of our common stock and all of the outstanding membership interests in Yobe Acquisition during the period for which the loan was outstanding. He also served as the managing member of Yobe Acquisition during the years ended December 31, 2016 and 2015. A description of the loan is set forth herein under Note 9. Notes Receivable – Related Parties in our financial statements.

During the year ended December 31, 2015, we loaned $121,638 to Raceland QSR. We loaned an additional $419,849 to Raceland QSR during the year ended December 31, 2016. The loan was paid off in full by Raceland QSR during the year ended December 31, 2016. Seenu G. Kasturi owned as much as 14.8% of our common stock and all of the equity interests in Raceland QSR during the period for which the loan was outstanding. He also served as the President, Treasurer and Secretary of Raceland QSR during the years ended December 31, 2016 and 2015. A description of the loan is set forth herein under Note 9. Notes Receivable – Related Parties in our financial statements.

Acquisition of Seediv

On December 19, 2016, we acquired all of the outstanding membership interests of Seediv from Seenu G. Kasturi for $600,000 and an earn-out payment. Seediv is the owner and operator of the Nocatee and Youngerman Restaurants. In connection therewith, we assumed debt owed by Seediv to Blue Victory pursuant to the terms of a promissory note issued by Seediv in favor of Blue Victory in the amount of $216,469. Mr. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests of Seediv at December 19, 2016. He also served as the President, Treasurer and Secretary of Seediv at December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv in our financial statements. A description of the promissory note is set forth herein under Note 10. Debt Obligations in our financial statements.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.

Our board of directors is comprised of Seenu G. Kasturi, Fred D. Alexander and Ketan B. Pandya. Mr. Kasturi currently owns approximately 6.6% of our issued and outstanding shares of common stock, and owned as much as 14.8% of our issued and outstanding shares of common stock during the year ended December 31, 2016. In addition, he serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory and owns 90% of the equity interests in Blue Victory. Blue Victory loaned us $840,353 and $1,987,953 during the years ended December 31, 2016 and 2015, respectively. Mr. Kasturi also serves as the President, Treasurer and Secretary of, and is the sole member of, DWG Acquisitions and Raceland QSR, and owns all of the equity interests in DWG Acquisitions and Raceland QSR. DWG Acquisitions owns and operates four of our 20 franchised restaurants. Raceland QSR serves as the landlord under our lease for the Youngerman Circle Restaurant. Mr. Alexander serves as an executive officer for Blue Victory.

As a result, Messrs. Kasturi and Alexander do not qualify as “independent directors” under these rules, and Messrs. Kasturi and Alexander are not “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market. Our board of directors has not created any separately-designated standing committees. Officers are elected from time to time by our board of directors and serve at the discretion of our board of directors.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services performed by M&K CPAS, PLLC (“M&K CPAS”) for the audit of our financial statements for our fiscal years ended December 31, 2016 and 2015, and fees billed for other services rendered by M&K CPAS during such years.

	2016	2015
Audit Fees:	$41,000	$27,250
Audit-Related Fees:	—	—
Tax Fees:	$2,400	$2,400
All Other Fees:	—	—
Total:	$43,400	$29,650

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

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved during the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During our 2016 and 2015 fiscal years, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements and report of our independent registered public accounting firm are filed as part of this report and incorporated by reference in Item 8. Financial Statements and Supplementary Data of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets at December 31, 2016 and 2015.

•	Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015.

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2016 and 2015.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015.

•	Notes to Consolidated Financial Statements.

Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either not applicable or has been presented in the financial statements.

Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Exhibit Description

2.1	Membership Interest Purchase Agreement, dated December 19, 2016, by and between ARC Group, Inc. and Seediv, LLC (incorporated by reference to Exhibit 2.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 23, 2016)

3.1	Articles of Incorporation of ARC Group, Inc. (incorporated by reference to Exhibit 3.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)

3.2	Bylaws of ARC Group Inc. (incorporated by reference to Exhibit 3.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)

10.1+	Employment Agreement, dated January 22, 2013, between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 28, 2013)

10.2	Loan Agreement, dated September 13, 2013, by and between ARC Group, Inc. and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 19, 2013)

10.3	Promissory Note, dated September 13, 2013, issued by ARC Group, Inc. in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 19, 2013)

10.4	Contribution Agreement, dated January 20, 2014, by and between ARC Group, Inc. and Paradise on Wings Franchise Group, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 24, 2014)

10.5	Amended and Restated Operating Agreement of Paradise on Wings Franchise Group, LLC, dated January 20, 2014, by and among ARC Group, Inc. and the other members thereto (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 24, 2014)

10.6	Securities Purchase Agreement, dated February 27, 2014, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 5, 2014)

10.7	Promissory Note, dated February 27, 2014, issued by Seenu G. Kasturi in favor of ARC Group, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 5, 2014)

10.8+	Summary of Compensation for Daniel Slone (incorporated by reference to Exhibit 10.13 to ARC Group, Inc. Form 10-K filed with the SEC on March 31, 2014)

10.9	Settlement Agreement and Release, dated January 8, 2015, by and between ARC Group, Inc. and J. David Eberle (incorporated by reference to Exhibit 10.14 to ARC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 2015)

10.10+	Employment Agreement, dated January 18, 2017, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 20, 2017)

10.11+	First Amendment to Employment Agreement, dated January 31, 2017, by and between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on February 6, 2017)

10.12	First Amendment to Loan Agreement, dated March 24, 2017, by and between ARC Group, Inc. and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 30, 2017)

10.13	Promissory Note, dated March 24, 2017, issued by ARC Group, Inc. in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 30, 2017)

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ARC GROUP, INC.

Date: June 27, 2017	By:	/s/ Richard W. Akam
Richard W. Akam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Akam	Chief Executive Officer, Chief	June 27, 2017
Richard W. Akam	Operating Officer and Secretary (Principal Executive Officer)

/s/ Seenu G. Kasturi	President, Chief Financial Officer	June 27, 2017
Seenu G. Kasturi	and Chairman of the Board of Directors (Principal Financial Officer and Principal Accounting Officer)

/s/ Ketan Pandya	Director	June 27, 2017
Ketan Pandya

/s/ Fred D. Alexander	Director	June 27, 2017
Fred D. Alexander

ARC GROUP, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ARC Group, Inc.

We have audited the accompanying consolidated balance sheets of ARC Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2016. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has insufficient working capital and reoccurring losses from operations, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 27, 2017

ARC Group, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015

Assets

Cash and cash equivalents	$50,923	$6,775
Accounts receivable, net	67,395	11,724
Accounts receivable, net – related party	14,568	65,083
Inventory	45,250	-
Notes receivable, net	63,742	-
Notes receivable, net – related party	-	121,638
Interest receivable, net	838	-
Interest receivable, net – related party	-	11,380
Other current assets	1,806	-

Total current assets	244,522	216,600

Notes receivable, net of current portion	29,379	6,404
Property and equipment, net	80,948	-
Equity investment in Paradise on Wings	-	570,828
Other assets	-	1,806

Total assets	$354,849	$795,638

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$735,331	$504,037
Accounts payable and accrued expenses – related party	98,434	26,337
Accrued interest	2,594	2,173
Settlement agreements payable	253,724	452,421
Accrued legal settlement	148,105	194,181
Notes payable – in default	7,000	7,000
Notes payable – related party	232,572	-
Contingent consideration	20,897	-
Other current liabilities	5,096	5,568

Total current liabilities	1,503,753	1,191,717

Total liabilities	1,503,753	1,191,717

Stockholders' equity deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,647,464 and 6,521,035 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	66,475	65,211
Additional paid-in capital	3,747,953	3,638,466
Stock subscriptions payable	199,863	199,863
Accumulated deficit	(5,163,195)	(4,299,619)

Total stockholders' deficit	(1,148,904)	(396,079)

Total liabilities and stockholders' deficit	$354,849	$795,638

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015

Revenue:
Restaurant sales	$130,861	$-
Franchise and other revenue	630,791	499,231
Franchise and other revenue – related party	513,796	467,700

Total net revenue	1,275,448	966,931

Operating expenses:
Food, beverage and packaging	28,082	-
Professional fees	169,190	160,178
Employee compensation expense	584,614	585,128
General and administrative expenses	1,008,507	175,179
Loss on impairment of investment	348,143	-

Total operating expenses	2,138,536	920,485

Income / (loss) from operations	(863,088)	46,446

Other expense:
Interest expense	(37,703)	(16,452)
Interest income	896	-
Interest income – related party	-	6,316
Loss from investment in Paradise on Wings	(222,685)	(247,717)
Gain / (loss) on settlement of litigation	82,642	(221,323)
Gain on settlement of liabilities	175,449	-
Other income	913	-

Total other expense	(488)	(479,176)

Net loss	$(863,576)	$(432,730)

Net loss per share – basic and fully diluted	$(0.13)	$(0.07)

Weighted average number of shares outstanding – basic and fully diluted	6,608,225	6,500,294

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statement of Stockholders' Deficit

			Additional	Stock	Stock
	Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Payable	Deficit	Total
Balance at December 28, 2014	6,362,464	$63,625	$3,564,309	$(170,000)	$289,452	$(3,866,889)	$(119,503)

Common stock issued for services	101,429	1,015	57,586	-	411	-	59,012
Common stock issued for settlement of litigation	57,142	571	16,571	-	(90,000)	-	(72,858)
Common stock issued for note receivable – related party	-	-	-	170,000	-	-	170,000
Net loss	-	-	-	-	-	(432,730)	(432,730)
Balance at December 31, 2015	6,521,035	$65,211	$3,638,466	$-	$199,863	$(4,299,619)	$(396,079)

Common stock issued for services	91,429	914	90,286	-	-	-	91,200
Common stock issued for settlement of liabilities	35,000	350	19,201	-	-	-	19,551
Net loss	-	-	-	-	-	(863,576)	(863,576)
Balance at December 31, 2016	6,647,464	$66,475	$3,747,953	$-	$199,863	$(5,163,195)	$(1,148,904)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015

Cash flows from operating activities

Net loss	$(863,576)	$(432,730)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	507	-
Stock-based compensation expense	91,200	59,012
Gain / (loss) on settlement of litigation	(82,642)	221,323
Gain on settlement of liabilities	(175,449)	-
Loss on investment in Paradise on Wings	222,685	247,717
Loss on impairment of investment	348,143	-
Seediv compensation expense	251,309	-
Changes in operating assets and liabilities:
Accounts receivable	(55,671)	(11,724)
Accounts receivable – related party	50,515	(22,051)
Inventory	(4,676)	-
Notes receivable	(86,717)	-
Interest receivable	(838)	-
Interest receivable – related party	11,380	(6,316)
Other assets	6,538	(706)
Accounts payable and accrued liabilities	103,390	(1,183)
Accrued liabilities – related party	72,097	8,439
Advertising fund liabilities	-	(31,474)
Settlement agreements payable	15,052	(88,635)
Other liabilities	(51)	975

Net cash used by operating activities	(96,804)	(57,353)

Cash flows from investing activities

Issuance of notes receivable – related party	(419,849)	(297,918)
Repayments of notes receivable	-	4,586
Repayments of notes receivable – related party	541,487	194,880
Purchases of fixed assets	(1,213)	-
Acquisition of Seediv	4,424	-

Net cash provided / (used) by investing activities	124,849	(98,452)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	840,353	1,987,953
Repayments of notes payable	-	(4,000)
Repayments of notes payable – related party	(824,250)	(1,991,373)
Proceeds from stock subscriptions receivable – related party	-	170,000

Net cash provided by financing activities	16,103	162,580

Net decrease in cash and cash equivalents	44,148	6,775
Cash and cash equivalents, beginning of period	6,775	-

Cash and cash equivalents, end of period	$50,923	$6,775

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Stock issued for stock subscriptions payable	$-	$49,452
Stock issued for settlement of litigation	$19,551	$90,000

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

ARC Group, Inc., a Nevada corporation (the “Company”), was incorporated in April 2000. The Company’s business is focused on the development of the Dick’s Wings® franchise and the acquisition of financial interests in other restaurant brands. The Dick’s Wings concept is currently comprised of traditional restaurants like its Dick’s Wings & Grill® restaurants and non-traditional units like the Dick’s Wings concession stands that the Company has at EverBank Field in Jacksonville, Florida.

On December 19, 2016, the Company acquired all of the issued and outstanding membership interests of Seediv, LLC, a Louisiana limited liability company (“Seediv”), for $600,000 and an earn-out payment. Seediv is the owner and operator of the Dick’s Wings & Grill restaurant located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida 32081 (the “Nocatee Restaurant”) and the Dick’s Wings & Grill restaurant located at 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida 32244 (the “Youngerman Circle Restaurant”; together with the Nocatee Restaurant, the “Nocatee and Youngerman Restaurants”). A description of the Company’s acquisition of Seediv is set forth herein under Note 5 – Acquisition of Seediv.

At December 31, 2016, the Company had 23 restaurants and two concession stands. Of the 23 restaurants, 18 were located in Florida and five were located in Georgia. The Company’s concession stands are also located in Florida. Two of the Company’s restaurants are owned by the Company, and the remaining 21 restaurants are owned and operated by franchisees. The operation of the Company’s concession stands at EverBank Field has been assigned to a third-party operator.

The Company establishes franchised restaurants by entering into franchise agreements with qualified parties. It generates revenue from franchisees by granting them the right to use the name “Dick’s Wings” and offer the Dick’s Wings product line in exchange for royalty payments, franchise fees and area development fees. The Company generates revenue through its Company-owned restaurants by selling the “Dick’s Wings” product line to the restaurants’ customers.

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

Basis of Presentation

The Company’s financial statements have been prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. All intercompany accounts and transactions were eliminated in consolidation.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $863,576 and $432,730 for the years ended December 31, 2016 and 2015, respectively, and experienced negative cash flows from operations for each of those years. The Company also had an accumulated deficit of $5,163,195 and a working capital deficit of $1,259,231 at December 31, 2016. Those facts create an uncertainty about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its successfully executing its plans to generate positive cash flows during its 2017 fiscal year. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the Company’s financial statements for the 2015 fiscal year have been reclassified to conform to the 2016 fiscal year presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

Segment Disclosure

The Company has a single brand, all of the restaurants of which operate in the full-service casual dining industry in the United States. Pursuant to the standards of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), the Company’s Chief Executive Officer and President, who comprise the Company's Chief Operating Decision Maker function for the purposes of ASC 280, concluded that the Company operates as a single segment for reporting purposes.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Franchise Operations

The Company enters into franchise agreements with each of its franchisees to build and operate restaurants using the Dicks Wings brand within a defined geographic area. The agreements have a 10-year term and can be renewed for one additional 10-year term. The Company provides the use of its Dick’s Wings trademarks and Dick’s Wings system, which includes uniform operating procedures, standards for consistency and quality of products, technical knowledge, and procedures for accounting, inventory control and management, in return for the royalty payments, franchise fees and area development fees. Franchisees are required to operate their restaurants in compliance with their franchise agreements, which includes adherence to operating and quality control procedures established by the Company. The Company is not required to provide loans, leases, or guarantees to franchisees or the franchisees’ employees and vendors. If a franchisee becomes financially distressed, the Company is not required to provide financial assistance. If financial distress leads to insolvency of the franchisee or the filing of a petition by or against the franchisee under bankruptcy laws, the Company has the right, but not the obligation, to acquire the franchise at fair value as determined by an independent appraiser selected by the Company. Franchisees generally remit royalty payments weekly for the prior week’s sales. Franchise and area development fees are paid upon the signing of the related franchise agreements.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents in accordance with ASC Topic 305, Cash and Cash Equivalents.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC Topic 310, Receivables. Accounts receivable consists of contractually-determined receivables primarily for credit card receivables, contractually-determined receivables for leasehold improvements, royalties and franchise fees due from the Company’s franchisees, and vendor allowances. Accounts receivable, net of the allowance for doubtful accounts, represents the estimated net realizable value of the Company’s accounts receivable. The allowance for doubtful accounts is the estimate of the probable credit losses in the Company’s accounts receivable based on a review of account balances. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables and current economic conditions. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

The accounts receivable balance at December 31, 2016 was comprised primarily of credit card sales by Company-owned restaurants and unpaid royalties due from one of the Company’s franchisees that was behind in its payments, all of which the Company collected in full in early 2017. Accordingly, the allowance for doubtful accounts was zero at December 31, 2016. The accounts receivable balance at December 31, 2015 was comprised primarily of unpaid royalties, franchisee fees and licensing fees due from one of the Company’s franchisees that was behind in its payments, all of which the Company collected in full during the year ended December 31, 2016. Accordingly, the allowance for doubtful accounts was zero at December 31, 2015.

Inventory

Inventory consists primarily of food and beverage products and is accounted for at the lower of cost or market using the first in, first out method of inventory valuation in accordance with ASC Topic 330, Inventory. Cash flows related to inventory sales are classified in net cash used by operating activities in the Statements of Cash Flows.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment is recorded at cost, less accumulated depreciation and amortization, in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Depreciation and amortization are calculated using the straight-line basis over the estimated useful lives of the assets. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, with consideration of renewal options if renewals are reasonably assured because failure to renew would result in an economic penalty, or the estimated useful lives of the assets. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of major improvements to the Company’s property and equipment are capitalized. The cost of maintenance and repairs that do not improve or extend the life of the applicable assets is expensed as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in the period realized.

The Company reviews property and equipment for impairment at least quarterly and whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360. Recoverability is measured by comparison of the carrying amount of the assets to the future undiscounted net cash flows that the assets are expected to generate. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Long-Lived Assets

The Company reviews long-lived assets for impairment at least quarterly or whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable in accordance with ASC 360. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. The Company evaluates the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by management with respect to future operating results for each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on the Company’s estimate of discounted future cash flows.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The Company accounts for exit or disposal activities, including restaurant closures, in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. Such costs include the cost of disposing of the assets as well as other facility-related expenses from previously closed restaurants. These costs are generally expensed as incurred. Additionally, at the date the Company ceases using a property under an operating lease, it records a liability for the net present value of any remaining lease obligations, net of estimated sublease income. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates of sublease income are recorded in the period incurred.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

Investment in Paradise on Wings

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings Franchise Group, LLC, a Utah limited liability company that is the franchisor of the Wing Nutz® brand of restaurants (“Paradise on Wings”). A description of the investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings.

The Company accounted for its investment in Paradise on Wings under the equity method of accounting in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures (“ASC 323”). ASC 323 provides that investments be accounted for under the equity method of accounting when the investor has the ability to exert significant influence, but not control, over the operating and financial policies of the investee. The determination of the level of influence that an investor has over each equity method investment involves consideration of such factors as the investor’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions. Investments accounted for under the equity method are recorded at the fair value amount of the investor’s initial investment on the balance sheet and adjusted each period for the investor’s share of the investee’s income or loss. The investor’s share of the income or losses from equity investments is reported as a component of other income / (expense) in the statements of operations.   Contributions paid to, and distributions received from, equity investees are recorded as additions or reductions, respectively, to the respective investment balance.

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

Acquisition of Seediv

On December 19, 2016, the Company acquired all of the issued and outstanding membership interests of Seediv. A description of the Company’s acquisition of Seediv is set forth herein under Note 5. Acquisition of Seediv.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The Company determined that the acquisition of Seediv constituted a business combination as defined by ASC Topic 805, Business Combinations (“ASC 805”). The Company also determined that the acquisition of Seediv constituted a related-party transaction for the reasons set forth herein under Note 5. Acquisition of Seediv. Under ASC 805, the assets acquired and liabilities assumed from related parties are recorded at their acquisition date cost basis. The costs basis of the assets acquired and liabilities assumed were determined in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. Under ASC 805, the excess of the purchase price over the fair value of the assets acquired is typically recognized as goodwill. However, under ASC 805, the excess of the purchase price over the fair value of the assets acquired cannot be recognized as goodwill in a related-party transaction. Accordingly, the Company recognized such excess as Seediv compensation expense in accordance with the provisions of ASC 805. The Company recognized Seediv compensation expense in the amount of $251,309 in connection with the acquisition of Seediv and included this amount under general and administrative expenses in the Company’s Consolidated Statements of Operations. Pursuant to the provisions of ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges were not included as components of consideration transferred but were accounted for as expenses in the period in which the costs were incurred. The Company recognized other transaction costs in the amount of $502,856 in connection with the acquisition of Seediv and included this amount under general and administrative expenses in the Company’s Consolidated Statements of Operations.

General Advertising Fund

The Company has established a general advertising fund that it uses to pay for advertising costs, sales promotions, market research and other support functions intended to maximize general public recognition and acceptance of the Dick’s Wings brand. Company-owned and franchised restaurants are required to contribute at least 1%, but not more than 2%, of their gross revenue to the Company’s general advertising fund. Contributions made by franchisees to the general advertising fund and marketing and advertising expenses paid by the general advertising fund are not recognized as revenues and expenses. They instead constitute agency transactions. These contributions are recorded as a liability against which specific costs are charged.

Revenue Recognition

The Company’s revenue consists primarily of proceeds from the sale of food and beverage products at its Company-owned restaurants, and royalty payments, franchise fees and area development fees that it receives from its franchisees. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectability is reasonably assured in accordance with ASC Topic 605, Revenue Recognition. The Company records revenue from the sale of food and beverages as products are sold. Royalties are accrued as earned and are calculated each period based on restaurant sales. Franchise fees from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by the Company have been performed. Area development fees are dependent upon the number of restaurants in the territory, as are the Company’s obligations under the area development agreement. Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods.

The Company records gift cards under a Dick’s Wings system-wide program.  Gift cards sold are recorded as a gift card liability.  When redeemed, the gift card liability account is offset by recording the transaction as revenue.  Breakage income represents the value associated with the portion of gift cards sold that will most likely never be redeemed. Based on the Company’s historical gift card redemption patterns and the fact that the Company’s gift cards have no expiration dates or dormancy fees, the Company can reasonably estimate the amount of gift card balances for which redemption is remote and record breakage income based on this estimate. The Company updates its estimate of the breakage rate periodically and, if necessary, adjusts the gift card liability balance accordingly. The Company had gift card liability of $5,096 and $3,396 at December 31, 2016 and 2015, respectively. These amounts were included in other current liabilities in the Company’s Consolidated Balance Sheet.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Payments Received From Vendors

Vendor allowances include allowances and other funds that the Company receives from vendors. Certain of these funds are determined based on various quantitative contract terms. The Company also receives vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Vendor allowances are not recognized as revenue. Instead, they are recognized as a reduction in costs. The Company generally receives payment from vendors approximately 30 days from the end of a month for that month’s purchases. The Company received vendor allowances of $78,023 and $33,325 during the years ended December 31, 2016 and 2015, respectively.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

The Company recognized stock compensation expense of $91,200 and $59,012 during the years ended December 31, 2016 and 2015, respectively.

Operating Leases

Rent expense for leases that contain scheduled rent increases is recognized on a straight-line basis over the lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty such that the renewal appears reasonably assured. The straight-line rent calculation and rent expense includes the rent holiday period, which is the period of time between taking control of a leased site and the rent commencement date. The amount by which straight-line rent exceeds actual lease payment requirements in the early years of the lease is accrued as deferred rent liability and reduced in later years when the actual cash payment requirements exceed the straight-line expense. Contingent rents are generally amounts due as a result of sales in excess of amounts stipulated in certain restaurant leases and are included in rent expense as they are incurred. Landlord contributions are recorded when received as a deferred rent liability and amortized as a reduction of rent expense on a straight-line basis over the lease term.

Marketing and Advertising

Contributions to the national advertising fund related to Company-owned restaurants are expensed as contributed and local advertising costs for Company-owned restaurants are expensed as incurred. All other marketing and advertising costs are expenses as incurred. The Company incurred marketing and advertising expenses of $46,545 and $85,498 during the years ended December 31, 2016 and 2015, respectively.

Start-Up Costs

Start-up costs consists of costs associated with the opening of new Company-owned restaurants and varies based on the number of new locations opening and under construction. These costs are expensed as incurred in accordance with ASC Topic 720, Other Expenses.

Sales Taxes

Sales taxes collected from customers are excluded from revenue. Sales taxes payable are included in accrued expenses until the taxes are remitted to the appropriate taxing authorities in accordance with ASC 450, Contingencies.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

Net deferred tax assets were comprised of the following at December 31, 2016 and 2015, respectively:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$965,216	$908,297
Deferred tax liabilities	—	—
Valuation allowance	(965,216)	(908,297)
Net deferred tax asset	$—	$—

The Company had net operating loss carry-forwards of approximately $2,533,376 and $2,383,982 at December 31, 2016 and 2015, respectively, that may be offset against future taxable income. No tax benefit has been reported in the financial statements for the Company’s 2016 and 2015 fiscal years because the potential tax benefit is offset by a valuation allowance of the same amount. The Company had no uncertain tax positions at December 31, 2016 and 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue With Contracts From Customers (“ASU 2014-09”). ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. The Company believes that the adoption of ASU 2014-09 will not have a material impact on its financial statements.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15: (i) provides a definition of the term “substantial doubt”, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effects of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated, and (vi) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies the analysis that must be performed to determine whether a reporting entity should consolidate certain types of legal entities. ASU 2015-02 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 did not have a material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2015-11 will have on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires that lease arrangements longer than 12 months result in the lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted in any interim or annual period. The Company believes that the adoption of ASU 2016-02 will not have a material impact on its financial statements.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at December 31, 2016 and 2015 were excluded from the computation of diluted net loss per share for the years ended December 31, 2016 and 2015 because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the years ended December 31, 2016 and 2015.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the years ended December 31, 2016 and 2015 provided to the Company by Paradise on Wings.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Statement of Operations	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenue	$384,653	$348,781
Operating expenses	(830,023)	(585,384)
Loss from operations	(445,370)	(236,603)
Other expense	—	(258,832)
Net loss	$(445,370)	$(495,435)

Company’s share of net loss	$(222,685)	$(247,717)

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at December 31, 2016 and 2015 provided to the Company by Paradise on Wings.

Balance Sheet	December 31, 2016	December 31, 2015
Current assets	$3,549	$62,460
Equity investment	141,168	141,168
Total assets	$144,717	$203,628

Total liabilities	$110,596	$101,023
Equity	34,121	102,605
Total liabilities and equity	$144,717	$203,628

The Company performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 and determined, for the reasons more fully described in Note 8. Fair Value Measurements, that an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at December 31, 2016.

Note 5. Acquisition of Seediv

On December 19, 2016, the Company entered into a membership interest purchase agreement with Seenu G. Kasturi pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests of Seediv from Mr. Kasturi. Seediv is the owner and operator of the Nocatee and Youngerman Restaurants. The closing of the acquisition occurred simultaneously with the execution of the membership interest purchase agreement by the Company and Mr. Kasturi on December 19, 2016.

The Company agreed to pay Mr. Kasturi $600,000 for the membership interests on the closing date, consisting of: (a) a cash payment of $13,665, (b) the cancellation and termination of accounts receivable originally owed to the Company by DWG Acquisitions, LLC, a Louisiana limited liability company (“DWG Acquisitions”), and subsequently transferred to Seediv, in the amount of $259,123, and (c) the cancellation and termination of debt originally owed to the Company by Raceland QSR, LLC, a Louisiana limited liability company (“Raceland QSR”), and subsequently transferred to Seediv, in the amount of $327,212. The Company also agreed to pay Mr. Kasturi an earn-out payment (the “Earn-Out Payment”) calculated as follows: (x) the amount equal to: (i) 5.5, multiplied by (ii) the amount equal to the sum of: (A) earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the Nocatee Restaurant for the year ended December 31, 2017 (the “Earn-Out Period”), plus (B) EBITDA for the Youngerman Circle Restaurant for the Earn-Out Period, less (y) $600,000; provided, however, that in no event shall the Earn-Out Payment be less than zero.

ARC Group, Inc.

Notes to Consolidated Financial Statements

At any time on or prior to April 16, 2018, Mr. Kasturi may elect to receive all or part of the Earn-Out Payment in the form of shares of the Company’s common stock; provided, however, that Mr. Kasturi may only make this election if, at the time of making such election: (a) Mr. Kasturi is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and (b) Mr. Kasturi executes a customary investment representation letter in a form acceptable to the Company. In the event Mr. Kasturi elects to receive shares of common stock, the number of shares will be calculated based on the average daily closing price of the shares of common stock on the OTCQB market tier of the “pink sheets” maintained by the OTC Markets Group, Inc. (the “OTCQB”) during the 30-day period immediately preceding the closing date. The shares will be “restricted securities” as such term is defined under Rule 144 of the Securities Act. Notwithstanding the foregoing: (x) in no event shall the Company be required to issue shares of common stock exceeding 20% of the number of shares of common stock issued and outstanding on the closing date, and (y) in no event shall the Company be required to issue more shares of common stock to Mr. Kasturi than are then authorized and available for issuance by the Company. In the event Mr. Kasturi elects to receive all or part of the Earn-Out Payment in the form of shares of common stock and the restrictions set forth in clauses (x) and/or (y) of the immediately preceding sentence are triggered, then, notwithstanding Mr. Kasturi’s election to receive all or part of the Earn-Out Payment in the form of shares of common stock, the Company shall issue the maximum number of shares of common stock permitted under clauses (x) and (y) and shall settle any liability to Mr. Kasturi created as a result thereof in cash.

ARC Group, Inc.

Notes to Consolidated Financial Statements

As of December 19, 2016, Mr. Kasturi owned approximately 14.8% of the Company’s issued and outstanding shares of Common Stock and all of the outstanding membership interests in Seediv. In addition, as of December 19, 2016, he served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), and owned 90% of the equity interests in Blue Victory. Blue Victory loaned the Company $840,353 and $1,987,953 during the years ended December 31, 2016 and 2015, respectively. As of December 19, 2016, Mr. Kasturi also served as the President, Treasurer and Secretary of, and is the sole member of, DWG Acquisitions and Raceland QSR, and owned all of the equity interests in DWG Acquisitions and Raceland QSR. DWG Acquisitions owned and operated six of the Company’s 22 franchised restaurants as of December 19, 2016. Raceland QSR serves as the landlord under our lease for the Youngerman Circle Restaurant. As of December 19, 2016, Fred D. Alexander served as a member of the Company’s board of directors and as an executive officer of Blue Victory.

The acquisition was accounted for as a business combination. Based upon its analysis of the above facts, the Company determined that the acquisition of Seediv was a related-party transaction. Accordingly, the assets acquired and liabilities assumed were recorded based on their cost basis at the time of the acquisition and the excess of the purchase price over the aggregate cost basis of the net assets acquired was allocated to Seediv compensation expense.

The assets acquired and liabilities assumed were comprised of the following:

Cash and cash equivalents	$18,089
Inventory	40,574
Other current assets	6,538
Leasehold improvements, net	46,541
Furniture and equipment, net	33,701
Total assets acquired	145,443

Accounts payable – related party	(1,026)
Accrued expenses	(126,878)
Notes payable – related party	(234,286)
Total liabilities assumed	(362,190)

Seediv compensation expense	251,309
Net consideration paid	$34,562

In connection with the acquisition of Seediv, the Company recorded $20,897 of contingent consideration as the estimated initial fair value of the Earnout Payment. A description of the manner by which the Earnout Payment was valued is set forth herein under Note 8. Fair Value Measurements.

The following table summarizes certain unaudited pro forma financial information as if the acquisition of Seediv had occurred on January 1, 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenue	$4,643,904	$4,316,518
Loss from continuing operations	(895,371)	(107,918)
Net loss	(1,516,949)	(587,094)
Net loss per share – basic and fully diluted	$(0.23)	$(0.09)

The results of operations for Seediv were included in the Company's results of operations beginning December 19, 2016. The actual amounts of revenue and net income for Seediv that are included in the Company’s Consolidated Statements of Operations for the period of December 19, 2016 to December 31, 2016 were $130,861 and $13,210, respectively. Acquisition-related costs were $50,000 during the year ended December 31, 2016 and are included in general and administrative expense in the Company’s Consolidated Statement of Operations. These non-recurring costs have been eliminated from the unaudited pro forma net income from continuing operations for the year ended December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The unaudited pro forma financial information has been presented for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 2015 or of the future results of the combined entities. For additional information about the Company’s acquisition of Seediv, please refer to the Company’s Current Report on Form 8-K and Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 23, 2016 and April 28, 2017, respectively.

Note 6. Inventory

Inventory was comprised of the following at December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Food	$25,942	$-0-
Beverages	19,308	-0-
Total	$45,250	$-0-

Note 7. Property and Equipment, Net

Property and equipment were comprised of the following at December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Leasehold improvements	$62,125	$-0-
Furniture, fixtures and equipment	50,140	-0-
Subtotal	112,265	-0-
Less: accumulated depreciation	(31,317)	-0-
Total	$80,948	$-0-

Depreciation expense was $507 during the year ended December 31, 2016. The Company did not incur any depreciation expense during the year ended December 31, 2015.

Note 8. Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings. On December 19, 2016, the Company acquired all of the issued and outstanding membership interests of Seediv. A description of the investment in Paradise on Wings and the acquisition of Seediv is set forth herein under Note 4. Investment in Paradise on Wings and Note 5. Acquisition of Seediv, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The Company performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 to determine whether an impairment must be recorded. As described more fully in Note 4. Investment in Paradise on Wings, Paradise on Wings incurred losses of $445,370 and $495,435 during the years ended December 31, 2016 and 2015, respectively. As a result of these recurring operating losses and other quantitative and qualitative factors and circumstances surrounding the investment, including prices for comparable businesses and those factors and circumstances more fully described in Note 2. Significant Account Policies – Investment in Paradise on Wings, the Company determined that an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at December 31, 2016.

In connection with the acquisition of Seediv, the Company agreed to pay contingent consideration in the form of an earn-out payment. The Company determined that the fair value of the liability for the contingent consideration was estimated to be $20,897 at the acquisition date. The fair value of this liability did not change from the initial valuation calculated on the acquisition date.

The Company determined the fair value of the contingent consideration based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the earn-out criteria. The measurement was based upon significant inputs not observable in the market, including internal projections and an analysis of the target markets. The resultant probability-weighted contingent consideration was discounted using a discount rate based upon the weighted-average cost of capital.

At each reporting date, the Company revalues the contingent consideration to the reporting date fair value and records increases and decreases in the fair value as income or expense under general and administrative expenses in the Company’s Consolidated Statements of Operations. Increases or decreases in the fair value of the contingent consideration may result from, among other things, changes in discount periods and rates, changes in the timing and amount of earn-out criteria, and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

The following table presents the Company’s equity investment in Paradise on Wings and contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at December 31, 2016 and 2015, respectively:

	Level 1	Level 2	Level 3
Equity investment in Paradise on Wings:
December 31, 2016	$-0-	$-0-	$-0-
December 31, 2015	$-0-	$570,828	$-0-

Contingent consideration:
December 31, 2016	$-0-	$-0-	$20,897
December 31, 2015	$-0-	$-0-	$-0-

The fair value measurement of the equity investment in Paradise on Wings represented a Level 2 fair value measurement because it was based on quoted prices for identical or similar assets and liabilities in markets that are not active and other inputs that are observable or can be corroborated by observable market data. The fair value measurement of the contingent consideration represented a Level 3 fair value measurement because it was based on significant inputs not observed in the market.

The Company’s other financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable. The estimated fair values of the cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates their respective carrying amounts due to the short-term maturities of these instruments. The estimated fair values of the notes receivable and notes payable also approximates their respective carrying amounts since their terms are similar to those in the lending market for comparable loans with comparable risks. The fair value of related-party transactions is not determinable due to their related-party nature. None of these instruments are held for trading purposes.

Note 9. Notes Receivable

Notes Receivable – Unrelated Parties

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $2,512 and $2,652 were made against the loans during the years ended December 31, 2016 and 2015, respectively. A total of $2,512 of principal was outstanding under the loan at December 31, 2015. The loans were paid off in full during the year ended December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329 to assist it with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $2,109 and $1,934 were made against the loan during the years ended December 31, 2016 and 2015, respectively. A total of $1,783 and $3,892 of principal was outstanding under the loan at December 31, 2016 and 2015, respectively.

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,020. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. Each of the loans was made to assist the franchisee with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,020 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017, and does not require the payment of any interest. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. No payments of principal or interest were made against any of the loans during the year ended December 31, 2016. Interest in the amount of $838 accrued during the year ended December 31, 2016. A total of $78,020 of principal and $838 of accrued interest was outstanding under the loans at December 31, 2016.

In September 2016, the Company made a loan to one of its franchisees in the aggregate original principal amount of $13,869 to assist it with the payment of business expenses incurred by the franchisee in running its restaurant. The loan is due and payable in full on November 15, 2018, is payable in monthly installments beginning December 15, 2016, and accrues interest at a rate of 5% per annum beginning October 1, 2016. Payments in the amount of $551 were made against the loan during the year ended December 31, 2016. Interest in the amount of $57 accrued and was paid in full during the year ended December 31, 2016. A total of $13,318 of principal was outstanding under the loan at December 31, 2016. No accrued but unpaid interest was outstanding under the loans at December 31, 2016.

Notes Receivable – Related Parties

In October 2014, the Company loaned $3,700 to Yobe Acquisition, LLC (“Yobe Acquisition”). The loan accrued interest at a rate of 6% per year and was payable on demand. No payments were made under the loan during the year ended December 28, 2014. The loan was paid off in full by Blue Victory during the year ended December 31, 2015. The repayment was made by Blue Victory in the form of a reduction in the balance of the loans outstanding under the revolving line of credit facility that Blue Victory extended to the Company in September 2013. A description of the credit facility is set forth herein under Note 10. Debt Obligations.

ARC Group, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Raceland QSR. The Company loaned an additional $419,849 to Raceland QSR during the year ended December 31, 2016. Raceland QSR repaid the entire outstanding balance of the loan during the year ended December 31, 2016. The loan accrued interest at a rate of 6% per year and was payable on demand. Raceland QSR did not make any interest payments under the loan during the year ended December 31, 2016. All accrued but unpaid interest was written off during the year ended December 31, 2016.

The carrying value of the Company’s outstanding notes receivable was $93,121 at December 31, 2016, all of which were due from unrelated third parties. The notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company and/or business expenses incurred by the franchisee in running its restaurant.

The carrying value of the Company’s outstanding notes receivable was $128,042 at December 31, 2015. A total of $6,404 of the notes receivable were due from unrelated third parties and are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company and/or business expenses incurred by the franchisee in running its restaurant. The remaining balance of $121,638 of the notes receivable were due from related parties and are reflected in cash flows from investing activities because the loans were not made in connection with the payment of franchise fees, royalties or other revenue owed to the Company.

The Company had interest receivable of $838 and $13,552 outstanding at December 31, 2016 and 2015, respectively. The Company generated interest income of $896 and $6,316 for the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company recorded an allowance for uncollectible interest receivable of $13,552.

Note 10. Debt Obligations

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes. The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, a total original principal balance of $7,000 was outstanding under the two remaining notes at December 31, 2016 and 2015. These notes are currently in default.

On September 13, 2013, the Company entered into a loan agreement with Blue Victory, a related party, pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. Under the terms of the loan agreement, Blue Victory agreed to make loans to the Company in such amounts as the Company may request from time to time, provided that the total amount of loans requested in any calendar month may not exceed $150,000. All loan requests are subject to approval by Blue Victory. The Company may use the proceeds from the credit facility for general working capital purposes.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

Blue Victory has the right, at any time on or after September 13, 2013, to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of the Company’s common stock at a conversion rate equal to: (i) the closing price of the common stock on the date immediately preceding the conversion date if the common stock is then listed on the OTCQB or a national securities exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if the common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of the common stock as determined by the Company and Blue Victory. Notwithstanding the above, in the event the Company does not have adequate shares of common stock authorized and available for issuance to be able to fulfill a conversion request, or the Company would breach its obligations under the rules or regulations of any trading market on which its shares of common stock are then listed if it fulfilled a conversion request, Blue Victory will amend the conversion notice to reduce the amount of principal and/or interest for which the conversion was requested to that amount for which an adequate number of shares of common stock is authorized and available for issuance by the Company.

At December 28, 2014, the outstanding principal amount of the credit facility was $3,420.

Between December 29, 2014 and December 31, 2015, the Company borrowed an additional $1,987,953 under the credit facility. During the year ended December 31, 2015, repayments of $1,991,373 were made by the Company. Accordingly, no principal was outstanding under the credit facility at December 31, 2015.

During the year ended December 31, 2016, the Company borrowed an additional $840,353 under the credit facility, of which $824,250 was repaid by the Company during the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the credit facility was $16,103 at December 31, 2016.

On December 19, 2016, the Company acquired Seediv. In connection therewith, the Company assumed debt owed by Seediv to Blue Victory pursuant to the terms of a promissory note issued by Seediv in favor of Blue Victory in the amount of $216,469. The promissory note accrues interest at a rate of 6% per annum and is payable on demand. No payments were made by the Company under the promissory note during the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the promissory note was $216,469 at December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $239,573 and $7,000 at December 31, 2016 and 2015, respectively, as follows:

	December 31,	December 31,
	2016	2015
Notes payable – related party	$232,572	$-0-
Notes payable – in default	7,000	7,000
Total notes payable, net	$239,572	$7,000

Note 11. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at December 31, 2016 and 2015, respectively, of which 6,647,464 and 6,521,035 shares of common stock were outstanding at December 31, 2016 and 2015, respectively.

In January 2013, the Company appointed Richard W. Akam to serve as its Chief Operating Officer. In connection therewith, the Company entered into an employment agreement with Mr. Akam. The employment agreement provides in part that the Company will grant Mr. Akam shares of its common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by the Company through January 1st of the applicable year. The number of shares of common stock that the Company will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of the Company’s common stock as reported on the OTCQB for the month of January of the applicable year. A description of the employment agreement is set forth herein under Note 14. Commitments and Contingencies – Employment Agreements.

In January 2015, Mr. Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transactions were completed. The Company recognized $548 of stock compensation expense in connection therewith during the year ended December 31, 2015. The Company also recognized $49,863 of stock compensation expense during the year ended December 31, 2015 in connection with the vesting of the shares of common stock to be earned to Mr. Akam on January 1, 2016 under the terms of his employment agreement with the Company.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

In January 2015, the Company issued 57,142 shares of its common stock to J. David Eberle pursuant to the terms of the settlement agreement and release that the Company entered into with him in connection with the settlement of the legal proceeding commenced by Mr. Eberle against the Company in April 2012. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant, which valued the shares at $17,143. The Company recorded a loss on settlement of litigation of $27,143, comprised of the $100,000 settlement amount plus the $17,143 value of the shares, less the $90,000 stock payable recorded before the settlement of the legal proceeding. A description of the legal proceeding and settlement and release agreement is set forth herein under Note 16. Judgments in Legal Proceedings.

In February 2015, the Company issued 10,000 shares of its common stock to one of its non-executive employees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $2,000 of stock compensation expense in connection therewith during the year ended December 31, 2015.

In August 2015, the Company issued 20,000 shares of its common stock to one of its non-executive employees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $6,600 of stock compensation expense in connection therewith during the year ended December 31, 2015.

In January 2016, Mr. Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transactions were completed. The Company recognized $137 of stock compensation expense in connection therewith during the year ended December 31, 2016. The Company also recognized $49,863 of stock compensation expense during the year ended December 31, 2016 in connection with the vesting of the shares of common stock to be earned to Mr. Akam on January 1, 2017 under the terms of his employment agreement with the Company.

In August 2016, the Company issued 35,000 shares of its common stock to Guiseppe Cala (“Cala”) pursuant to the terms of a settlement and release agreement to which the Company and Cala were parties. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. A description of the settlement and release agreement is set forth herein under Note 16. Judgments in Legal Proceedings.

In November 2016, the Company issued 20,000 shares of its common stock to one of its non-executive employees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $41,200 of stock compensation expense in connection therewith during the year ended December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The Company incurred a total of $91,200 and $59,012 for stock compensation expense during the years ended December 31, 2016 and 2015, respectively.

Note 12. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the years ended December 31, 2016 and 2015, and no stock options or warrants were exercised or outstanding during the years ended December 31, 2016 and 2015.

Note 13. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2016, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc. 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2016, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

Note 14. Commitments and Contingencies

Employment Agreements and Arrangements

Richard W. Akam

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

The employment agreement provides that, on July 22, 2013, the Company would grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam is continuously employed by the Company through that date. The number of shares of common stock that the Company would issue to Mr. Akam would be calculated based on the last sales price of the Company’s common stock as reported on the OTCQB on July 22, 2013.  The employment agreement also provides that the Company will grant Mr. Akam additional shares of its common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by the Company through January 1st of the applicable year. The number of shares of common stock that the Company will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of the Company’s common stock as reported on the OTCQB for the month of January of the applicable year.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

The employment agreement also contains customary provisions that provide that, during the term of Mr. Akam’s employment with the Company and for a period of one year thereafter, Mr. Akam is prohibited from disclosing confidential information of the Company, soliciting Company employees and certain other persons, and competing with the Company.

On July 31, 2013, the Company appointed Richard Akam as its Chief Executive Officer, Chief Financial Officer and Secretary. The Company and Mr. Akam did not amend the employment agreement in connection with the above appointments, and Mr. Akam did not receive any additional compensation in connection with the above appointments.

On August 19, 2013, the Company appointed Daniel Slone as the Company’s Chief Financial Officer. In connection therewith, Richard Akam resigned as the Company’s Chief Financial Officer on August 19, 2013. Mr. Akam retained his positions as the Company’s Chief Executive Officer, Chief Operating Officer and Secretary.

On January 1, 2016 and 2015, Richard Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company.

Daniel Slone

On August 19, 2013, the Company appointed Daniel Slone as the Company’s Chief Financial Officer. The Company agreed to pay Mr. Slone an annual base salary of $1.00 in connection with his appointment. The Company did not enter into an employment agreement with Mr. Slone.

Operating Leases

Corporate Headquarters

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

Nocatee Restaurant

In October 2013, DWG Acquisitions entered into a triple net shopping center lease with NTC-REG, LLC for the Nocatee Restaurant pursuant to which DWG Acquisitions leased approximately 2,900 square feet of space. The lease provides for an initial monthly rent payment of $1,100 and an additional annual rent payment equal to the amount by which 6% of the restaurant’s annual gross sales exceeds the aggregate monthly rent payments accrued during the applicable year. The lease has an initial term of 53 months and provides DWG Acquisitions with an option to extend the lease by an additional term of 60 months. The lease was assumed by Seediv when Seediv acquired all of the assets and liabilities associated with the Nocatee Restaurant and the Youngerman Circle Restaurant from DWG Acquisitions pursuant to the terms of that certain Asset Purchase Agreement, dated December 1, 2016, by and between Seediv and DWG Acquisitions (the “Asset Purchase Agreement”).

ARC Group, Inc.

Notes to Consolidated Financial Statements

Youngerman Circle Restaurant

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease provides for a monthly rent payment equal to 7% of the restaurant’s monthly net sales. The lease has an initial term of 10 years and renews automatically for additional one-year terms unless prior written notice is provided by either party. The lease was assumed by Seediv when Seediv acquired all of the assets and liabilities associated with the Nocatee Restaurant and the Youngerman Circle Restaurant from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement.

On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. The lease provides for rent payments to be made by the Company for each of 13 rent periods per year, with each rent period comprised of four weeks. The lease provides for an initial base rent payment equal to the greater of: (i) $10,000 per rent period, or (ii) 7.5% of the Youngerman Circle Restaurant’s net sales for the applicable rent period. Commencing on the fifth (5th) anniversary and continuing every five years thereafter, the base rent will be equal to the sum of: (i) the average base rent previously in effect for the preceding five-year period, and (ii) the product of such previous average base rent multiplied by 7.5%. The lease has an initial term of 20 years and provides the Company with an option to extend the lease for two additional five-year periods. The Company agreed to guarantee Seediv’s payment and performance of all of its obligations under the lease.

Rent expense was comprised of the following during the years ended December 31, 2016 and 2015, respectively:

	December 31, 2016	December 31, 2015
Straight-lined minimum rent	$29,554	$21,039
Contingent rent	-0-	-0-
Other	-0-	-0-
Total	$29,554	$21,039

ARC Group, Inc.

Notes to Consolidated Financial Statements

Future minimum annual payments under the leases as of December 31, 2016 are as follows:

Year	Lease Payment
2017	$35,269
2018	2,200
2019	-0-
2020	-0-
2021	-0-
Thereafter	-0-
Total	$37,469

Note 15. Related-Party Transactions

Employment Agreements

In January 2013, the Company entered into an employment agreement with Richard W. Akam in connection with his appointment as the Company’s Chief Operating Officer. Mr. Akam currently serves as the Company’s Chief Executive Officer, Chief Operating Officer and Secretary. A description of the employment agreement is set forth herein under Note 14. Commitments and Contingencies – Employment Agreements.

In January 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of the board of directors and, in connection therewith, entered into an employment agreement with Mr. Kasturi. A description of the employment agreement is set forth herein under Note 17. Subsequent Events.

Sponsorship Agreements

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

In September 2016, the Company terminated its subcontractor concession agreements with Levy and Ovations and the related assignment agreements with DWG Acquisitions, and entered into a sub-concession agreement with Jacksonville Sportservice, Inc. (“Jacksonville Sportservice”) and DWG Acquisitions with respect to the two concession stands previously covered by the Levy and Ovations subcontractor concession agreements. The Company concurrently assigned all of its rights and obligations under the sub-concession agreement to DWG Acquisitions in return for a fee equal to the income generated by the concession stands less all expenses incurred by the concession stands for each full or partial month during which the concession agreement is in effect.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. The Company generated revenue of $35,000 and $39,000 from DWG Acquisitions under the assignment agreements related to the Levy and Ovations subcontractor concession agreements during the years ended December 31, 2016 and 2015, respectively. The Company generated fees of $(496) from DWG Acquisitions under the assignment agreement related to the Jacksonville Sportservice sub-concession agreement during the year ended December 31, 2016. The fees were credited against the Company’s ad fund liability.

Financing Transactions

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock and 90% of the equity interests in Blue Victory at December 31, 2016. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the years ended December 31, 2016 and 2015. Fred Alexander served as a member of the Company’s board of directors and as an executive officer of Blue Victory during the years ended December 31, 2016 and 2015. The Company borrowed $840,353 and $1,987,953 from Blue Victory and repaid $824,250 and $1,991,373 to Blue Victory during the years ended December 31, 2016 and 2015, respectively. The Company had total principal in the amount of $16,103 outstanding under the credit facility as of December 31, 2016. The Company did not have any principal outstanding under the credit facility at December 31, 2015. A description of the credit facility is set forth herein under Note 10. Debt Obligations.

In February 2014, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which Mr. Kasturi agreed to purchase 206,061 shares of the Company’s common stock for $340,000. Mr. Kasturi owned approximately 14.8% of the Company’s common stock and 90% of the equity interests in Blue Victory at December 31, 2016. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the years ended December 31, 2016 and 2015. A description of the transaction is set forth herein under Note 11. Capital Stock.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Leases

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee Restaurant and the Youngerman Circle Restaurant from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement, and became an obligation of the Company when the Company acquired Seediv on December 19, 2016. On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock at December 31, 2016, and owned all of the outstanding membership interests in DWG Acquisitions and Raceland QSR at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions and Raceland QSR during the years ended December 31, 2016 and 2015. A description of the leases is set forth herein under Note 14. Commitments and Contingencies.

Franchise Agreements

In October 2013, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in the Nocatee development in Ponte Vedra, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. The Company generated $74,726 and $69,545 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively.

In May 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Youngerman Circle in Argyle Village in Jacksonville, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. The Company generated $90,467 and $98,802 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively.

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. The Company generated $46,535 and $58,180 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. The Company generated $35,070 and $44,901 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2015.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. The Company generated $44,986 and $32,819 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2015.

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. The Company generated $52,564 and $16,372 in royalties from DWG Acquisitions under the agreement during the years ended December 31, 2016 and 2015, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2015.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Pensacola, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. The Company generated $29,789 in royalties and $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Kingsland, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests in DWG Acquisitions at December 31, 2016. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2016 and 2015. The Company generated $44,659 in royalties and $30,000 in franchise fees from DWG Acquisitions under the agreement during the year ended December 31, 2016.

During the years ended December 31, 2016 and 2015, the Company generated a total of $478,796 and $428,700 in royalties and franchise fees through its franchise agreements with DWG Acquisitions.

Loans

In October 2014, the Company loaned $3,700 to Yobe Acquisition. The loan was paid off in full by Blue Victory during the year ended December 31, 2015. Seenu G. Kasturi owned approximately 8.7% of the Company’s common stock and all of the outstanding membership interests in Yobe Acquisition during the period for which the loan was outstanding. He also served as the managing member of Yobe Acquisition during the years ended December 31, 2016 and 2015. A description of the loan is set forth herein under Note 9. Notes Receivable.

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Raceland QSR. The Company loaned an additional $419,849 to Raceland QSR during the year ended December 31, 2016. The loan was paid off in full by Raceland QSR during the year ended December 31, 2016. Seenu G. Kasturi owned approximately 8.7% of the Company’s common stock and all of the equity interests in Raceland QSR during the period for which the loan was outstanding. He also served as the President, Treasurer and Secretary of Raceland QSR during the years ended December 31, 2016 and 2015. A description of the loan is set forth herein under Note 9. Notes Receivable.

Acquisition of Seediv

On December 19, 2016, the Company acquired all of the outstanding membership interests of Seediv from Seenu G. Kasturi. In connection therewith, the Company assumed debt owed by Seediv to Blue Victory pursuant to the terms of a promissory note issued by Seediv in favor of Blue Victory in the amount of $216,469. Mr. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests of Seediv at December 19, 2016. He also served as the President, Treasurer and Secretary of Seediv at December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv. A description of the promissory note is set forth herein under Note 10. Debt Obligations.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 16. Judgments in Legal Proceedings

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

In August 2016, the Company entered into a full and final settlement and release agreement with Cala. Under the terms of the agreement, the Company and Cala agreed to release each other from all claims related to the ARC & Cala Proceedings, any and all other lawsuits that may have been filed by one party against the other, the 2010 Settlement Agreement, and any other matters, causes of action or claims either party may have had against the other. In consideration for the releases, the Company agreed to pay $15,000 to Cala and issue 35,000 shares of its common stock to Cala. The Company recognized a non-cash gain on settlement of liabilities of $175,449 in connection therewith during the year ended December 31, 2016. The remaining balance of $210,000 outstanding under the 2010 Settlement Agreement was debited to settlement agreements payable.

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at December 31, 2016 and 2015. Interest expense in the amount of $11,303 and $11,365 was accrued on the outstanding balance of the settlement agreement payable during the years ended December 31, 2016 and 2015, respectively. The interest expense was credited to settlement agreements payable.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005.  During 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. As a result, the Company recognized a gain on settlement of litigation of $82,642 during the year ended December 31, 2016. A total of $25,980 of accrued interest and $10,586 of other expenses were outstanding as of December 31, 2016, resulting in an aggregate potential loss of $148,105 as of December 31, 2016. The potential losses of $148,105 and $194,181 were reflected in accrued legal settlement at December 31, 2016 and 2015, respectively. This case is currently pending.

Note 17. Subsequent Events

On January 18, 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of the board of directors. In connection therewith, on January 17, 2017, Daniel Slone resigned as the Company’s Chief Financial Officer.

On January 18, 2017, the Company entered into an employment agreement with Mr. Kasturi to serve as the President and Chief Financial Officer of the Company. The employment agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the employment agreement, Mr. Kasturi will be paid annual compensation in the amount of $80,000 per year, consisting of: (i) an initial annual base salary of $26,000, and (ii) equity awards equal in value to $54,000 per year. Mr. Kasturi will be eligible to receive increases in salary on January 1st of each subsequent year in the discretion of the Company’s board of directors. He will also be eligible to receive annual bonuses in the discretion of the Company’s board of directors beginning with the Company’s fiscal year ended December 31, 2017. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of the Company.

On January 31, 2017, the Company and Richard W. Akam entered into an amendment to the employment agreement, dated January 22, 2013, by and between the Company and Mr. Akam. Under the terms of the amendment, the parties confirmed the appointment of Mr. Akam as the Company’s Chief Operating Officer on January 22, 2013 and as the Company’s Chief Executive Officer on July 31, 2013, clarified that Mr. Akam’s monthly base salary after the initial term of the employment agreement may be adjusted from time to time by the Company with Mr. Akam’s consent, removed the provision relating to the grant of shares of the Company’s common stock to Mr. Akam on January 1st of each year effective December 31, 2016, and clarified that the criteria for Mr. Akam’s annual bonuses shall be identified and agreed upon by the Company and Mr. Akam by the end of the 1st quarter of each fiscal year.

ARC Group, Inc.

Notes to Consolidated Financial Statements

On March 24, 2017, the Company and Blue Victory entered into an amendment to the loan agreement, dated September 13, 2013, pursuant to which Blue Victory had extended a line of credit facility to the Company for up to $1 million. Under the terms of the amendment, the Company and Blue Victory agreed to reduce the maximum amount of funds available under the credit facility from $1 million to $50,000. Pursuant to the terms of the amendment, the promissory note that was issued by the Company to Blue Victory on September 13, 2013 to evidence the obligation of the Company to pay the outstanding balance of the credit facility, was terminated in its entirety. The obligation of the Company to pay any future outstanding balance of the credit facility was evidenced by a new promissory note that was issued by the Company to Blue Victory on March 24, 2017.

On April 1, 2017, the Company issued 10,537 shares of its common stock to Seenu G. Kasturi pursuant to the terms of his employment agreement with the Company.

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