Form 10-Q
period 2017-03-31
ARC Group, Inc.
filed 2017-08-04
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017

or

☐	Transition report PURSUANT TO Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ___________ to ______________

Commission File No. 000-54226

ARC GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3649554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6327-4 Argyle Forest Blvd Jacksonville, FL 32244
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,899,824 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on August 3, 2017.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
	(Unaudited)

Assets

Cash and cash equivalents	$270,133	$50,923
Restricted cash and cash equivalents	30,196	-
Accounts receivable, net	48,976	67,395
Accounts receivable, net – related party	3,280	14,568
Other receivables, net	13,067	-
Inventory	49,318	45,250
Notes receivable, net	43,602	63,742
Interest receivable, net	376	838
Other current assets	19,363	1,806

Total current assets	478,311	244,522

Notes receivable, net of current portion	15,472	29,379
Property and equipment, net	87,541	80,948
Other assets	2,930	-

Total assets	$584,254	$354,849

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$731,744	$735,331
Accounts payable and accrued expenses – related party	20,097	98,434
Accrued interest	6,558	2,594
Ad fund liability	27,067	-
Settlement agreements payable	256,504	253,724
Accrued legal settlement	150,035	148,105
Notes payable – in default	7,000	7,000
Notes payable – related party	289,224	232,572
Contingent consideration	20,897	20,897
Other current liabilities	4,640	5,096

Total current liabilities	1,513,766	1,503,753

Total liabilities	1,513,766	1,503,753

Stockholders' deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,647,464 shares issued and outstanding at March 31, 2017 and December 31, 2016	66,475	66,475
Additional paid-in capital	3,747,953	3,747,953
Stock subscriptions payable	213,178	199,863
Accumulated deficit	(4,957,118)	(5,163,195)

Total stockholders' deficit	(929,512)	(1,148,904)

Total liabilities and stockholders' deficit	$584,254	$354,849

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2017	March 31, 2016

Revenue:
Restaurant sales	$868,476	$-
Franchise and other revenue	177,302	134,833
Franchise and other revenue – related party	43,018	173,782

Total net revenue	1,088,796	308,615

Operating expenses:
Restaurant operating costs:
Cost of sales	283,006	-
Labor	268,479	-
Occupancy	30,715	-
Other operating expenses	170,052	-
Professional fees	25,620	36,160
Employee compensation expense	85,323	130,408
General and administrative expenses	15,209	20,861

Total operating expenses	878,404	187,429

Income from operations	210,392	121,186

Other expense:
Interest income / (expense)	(7,925)	2,915
Loss from investment in Paradise on Wings	-	(24,323)
Other income	3,610	864

Total other expense	(4,315)	(20,544)

Net income	$206,077	$100,642

Net income per share – basic and fully diluted	$0.03	$0.02

Weighted average number of shares outstanding – basic and fully diluted	6,647,464	6,591,679

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statement of Stockholders' Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 31, 2016	6,647,464	$66,475	$3,747,953	$199,863	$(5,163,195)	$(1,148,904)

Common stock issued for services	-	-	-	13,315	-	13,315
Net income	-	-	-	-	206,077	206,077

Balance at March 31, 2017	6,647,464	$66,475	$3,747,953	$213,178	$(4,957,118)	$(929,512)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash flows from operating activities

Net income	$206,077	$100,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,146	-
Stock-based compensation expense	13,315	12,432
Loss on investment in Paradise on Wings	-	24,323
Changes in operating assets and liabilities:
Accounts receivable	18,419	(9,648)
Accounts receivable – related party	11,288	(57,094)
Other receivables	(13,067)	-
Inventory	(4,068)	-
Notes receivable	34,047	1,250
Interest receivable	462	-
Other assets	(20,487)	(2,827)
Accounts payable and accrued liabilities	377	(12,447)
Accrued liabilities – related party	(78,337)	106
Advertising fund liabilities	27,067	27,581
Settlement agreements payable	2,780	2,811
Accrued legal settlement	1,930	-
Other liabilities	(456)	-

Net cash provided by operating activities	202,493	87,129

Cash flows from investing activities

Issuance of notes receivable – related party	-	(107,643)
Repayments of notes receivable – related party	-	78,958
Purchases of fixed assets	(9,739)	-

Net cash provided by investing activities	(9,739)	(28,685)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	352,649	283,798
Repayments of notes payable – related party	(295,997)	(283,798)

Net cash provided by financing activities	56,652	-

Net decrease in cash and cash equivalents	249,406	58,444
Cash and cash equivalents, beginning of period	50,923	6,775

Cash and cash equivalents, end of period	$300,329	$65,219

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Stock issued for stock subscriptions payable	$-	$-
Stock issued for settlement of litigation	$-	$-

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

At March 31, 2017, the Company had 22 restaurants and two concession stands. Of the 22 restaurants, 17 were located in Florida and five were located in Georgia. The Company’s concession stands were also located in Florida. Two of the Company’s restaurants were owned by the Company, and the remaining 20 restaurants were owned and operated by franchisees. The operation of the Company’s concession stands at EverBank Field has been assigned to a third-party operator.

Note 2. Basis of Presentation

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. All intercompany accounts and transactions were eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the disclosures included in these financial statements are adequate to make the information presented not misleading.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $4,957,118 and a working capital deficit of $1,035,455 at March 31, 2017. In addition, the Company incurred net losses of $863,576 and $432,730 for the years ended December 31, 2016 and 2015, respectively, and experienced negative cash flows from operations for each of those years. Those facts create an uncertainty about the Company’s ability to continue as a going concern.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company did not have any securities outstanding at March 31, 2017 and 2016 that were exercisable or convertible into shares of the Company’s common stock. As a result, basic net income per share was equal to diluted net income per share for the three-month periods ended March 31, 2017 and 2016.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three-month periods ended March 31, 2017 and 2016 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenue	$84,151	$69,188
Operating expenses	(97,156)	(84,023)
Loss from operations	(13,005)	(14,835)
Other expense	(195,096)	(33,811)
Net loss	$(208,101)	$(48,646)

Company’s share of net loss	$(104,051)	$(24,323)

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at March 31, 2017 and December 31, 2016 provided to the Company by Paradise on Wings.

Balance Sheet	March 31, 2017	December 31, 2016
Current assets	$99,155	$3,549
Equity investment	243,766	141,168
Total assets	$342,921	$144,717

Total liabilities	$118,124	$110,596
Equity	224,797	34,121
Total liabilities and equity	$342,921	$144,717

The Company performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 and determined that, for the reasons more fully described in Note 8. Fair Value Measurements, an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at March 31, 2017 and December 31, 2016. In addition, because the carrying amount of the Company’s investment in Paradise on Wings was zero at March 31, 2017, the amount of the Company’s share of net loss incurred by Paradise on Wings that was recognized by the Company during the three-month period ended March 31, 2017 was zero.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table summarizes certain financial information for the three-month period ended March 31, 2017, contained in the accompanying unaudited consolidated financial statements, and certain unaudited pro forma financial information for the three-month period ended March 31, 2016 as if the acquisition of Seediv had occurred on January 1, 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenue	$1,088,796	$1,191,984
Income from continuing operations	210,392	110,142
Net income	206,077	89,690
Net income per share – basic and fully diluted	$0.03	$0.01

The results of operations for Seediv were included in the Company's results of operations beginning December 19, 2016. The actual amounts of revenue and net income for Seediv that are included in the Company’s Consolidated Statements of Operations for the three-month period ended March 31, 2017 were $868,476 and $94,331, respectively.

The unaudited pro forma financial information has been presented for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 2016 or of the future results of the combined entities. For additional information about the Company’s acquisition of Seediv, please refer to the Company’s Current Report on Form 8-K and Current Report on Form 8-K/A filed with the Securities and Exchange Commission on December 23, 2016 and April 28, 2017, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 6. Inventory

Inventory was comprised of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Food	$33,009	$25,942
Beverages	16,309	19,308
Total	$49,318	$45,250

Note 7. Property and Equipment, Net

Property and equipment were comprised of the following at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017	December 31, 2016
Leasehold improvements	$62,993	$62,125
Furniture, fixtures and equipment	59,518	50,140
Subtotal	122,511	112,265
Less: accumulated depreciation	(34,970)	(31,317)
Total	$87,541	$80,948

Depreciation expense was $3,146 for the three-month period ended March 31, 2017. The Company did not incur any depreciation expense for the three-month period ended March 31, 2016.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 to determine whether an impairment must be recorded. As described more fully in Note 4. Investment in Paradise on Wings, Paradise on Wings incurred losses of $445,370 and $495,435 during the years ended December 31, 2016 and 2015, respectively. As a result of these recurring operating losses and other quantitative and qualitative factors and circumstances surrounding the investment, including prices for comparable businesses and those factors and circumstances more fully described in Note 2. Significant Account Policies – Investment in Paradise on Wings, the Company determined that an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. In addition, because Paradise on Wings incurred a loss of $208,101 during the three-month period ended March 31, 2017, the carrying amount of the Company’s investment in Paradise on Wings remained unchanged at March 31, 2017. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at March 31, 2017 and December 31, 2016.

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

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at March 31, 2017 and December 31, 2016, respectively:

	Level 1	Level 2	Level 3
Contingent consideration:
March 31, 2017	$-0-	$-0-	$20,897
December 31, 2016	$-0-	$-0-	$20,897

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 9. Notes Receivable

Notes Receivable – Unrelated Parties

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $723 were made against the loans during the three-month period ended March 31, 2016. The loans were paid off in full during the year ended December 31, 2016. Accordingly, no payments were made against the loans during the three-month period ended March 31, 2017, and no principal was outstanding under the loans at March 31, 2017 and December 31, 2016.

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329 to assist it with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $527 were made against the loan during each of the three-month periods ended March 31, 2017 and 2016. A total of $1,255 and $1,783 of principal was outstanding under the loan at March 31, 2017 and December 31, 2016, respectively.

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,020. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. Each of the loans was made to assist the franchisee with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,020 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017, and does not require the payment of any interest. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. Payments in the aggregate amount of $31,853 were made against the loans during the three-month period ended March 31, 2017. Interest in the aggregate amount of $748 accrued during the three-month period ended March 31, 2017, and payments of interest in the aggregate amount of $1,210 were made during the three-month period ended March 31, 2017. No payments of principal or interest were made against any of the loans during the three-month period ended March 31, 2016. A total of $46,167 and $78,020 of principal and $376 and $838 of accrued interest was outstanding under the loans at March 31, 2017 and December 31, 2016, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In September 2016, the Company made a loan to one of its franchisees in the aggregate original principal amount of $13,869 to assist it with the payment of business expenses incurred by the franchisee in running its restaurant. The loan is due and payable in full on November 15, 2018, is payable in monthly installments beginning December 15, 2016, and accrues interest at a rate of 5% per annum beginning October 1, 2016. Payments in the amount of $1,666 were made against the loan during the three-month period ended March 31, 2017. Interest in the amount of $160 accrued and was paid in full during the three-month period ended March 31, 2017. No payments of principal or interest were made against any of the loans during the three-month period ended March 31, 2016. A total of $11,653 and $13,318 of principal was outstanding under the loan at March 31, 2017 and December 31, 2016, respectively. No accrued but unpaid interest was outstanding under the loan at March 31, 2017 and December 31, 2016.

Notes Receivable – Related Parties

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Raceland QSR. The Company loaned an additional $107,643 to Racing QSR during the three-month period ended March 31, 2016, of which $78,958 was repaid to the Company during the three-month period ended March 31, 2016. The Company loaned an additional $312,206 to Raceland QSR during the remainder of the year ended December 31, 2016. The loan accrued interest at a rate of 6% per year and was payable on demand. Raceland QSR did not make any interest payments under the loan during the year ended December 31, 2016. All accrued but unpaid interest was written off during the year ended December 31, 2016. Raceland QSR repaid the remaining outstanding balance of the loan during the year ended December 31, 2016. Accordingly, no principal was outstanding under the loan at March 31, 2017 and December 31, 2016.

The carrying value of the Company’s outstanding notes receivable was $59,074 and $93,121 at March 31, 2017 and December 31, 2016, respectively, all of which were due from unrelated third parties. The notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company and/or business expenses incurred by the franchisee in running its restaurant.

The Company had interest receivable of $376 and $838 outstanding at March 31, 2017 and December 31, 2016, respectively. The Company generated interest income of $748 during the three-month period ended March 31, 2017. The Company did not generate any interest income during the three-month period ended March 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 10. Debt Obligations

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes. The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, a total original principal balance of $7,000 was outstanding under the two remaining notes at March 31, 2017 and December 31, 2016. These notes are currently in default.

On September 13, 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory, a related party, agreed to extend a revolving line of credit facility to the Company for up to $1 million. Under the terms of the loan agreement, Blue Victory agreed to make loans to the Company in such amounts as the Company may request from time to time, provided that the total amount of loans requested in any calendar month may not exceed $150,000. All loan requests are subject to approval by Blue Victory. The Company may use the proceeds from the credit facility for general working capital purposes.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

During the year ended December 31, 2016, the Company borrowed $840,353 under the credit facility, of which $824,250 was repaid by the Company during the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the credit facility was $16,103 at December 31, 2016.

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

Between January 1, 2017 and March 31, 2017, the Company repaid $15,553 to Blue Victory under the credit facility. Accordingly, the amount of principal outstanding under the credit facility was $550 at March 31, 2017.

On December 19, 2016, the Company acquired Seediv. In connection therewith, the Company assumed debt owed by Seediv to Blue Victory pursuant to the terms of a promissory note issued by Seediv in favor of Blue Victory in the amount of $216,469. The promissory note accrues interest at a rate of 6% per annum and is payable on demand. No payments were made by the Company under the promissory note during the three-months ended March 31, 2017 or the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the promissory note was $216,469 at December 31, 2016.

During the three-month period ended March 31, 2017, the Company borrowed $352,649 from Blue Victory and repaid $280,444 to Blue Victory under a separate loan. The loan accrues interest at a rate of 6% per annum and is payable on demand. Accordingly, the amount of principal outstanding under the loan was $72,205 at March 31, 2017.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $296,224 and $239,572 at March 31, 2017 and December 31, 2016, respectively, as follows:

	March 31,	December 31,
	2017	2016
Notes payable – related party	$289,224	$232,572
Notes payable – in default	7,000	7,000
Total notes payable, net	$296,224	$239,572

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 11. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at March 31, 2017 and December 31, 2016, respectively, of which 6,647,464 shares of common stock were outstanding at March 31, 2017 and December 31, 2016.

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

In January 2016, Mr. Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date the transactions were completed. The Company recognized $137 of stock compensation expense in connection therewith during the three-month period ended March 31, 2016. The Company also recognized $12,295 of stock compensation expense during the three-month period ended March 31, 2016 in connection with the vesting of the shares of common stock to be earned to Mr. Akam on January 1, 2017 under the terms of his employment agreement with the Company.

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

On January 18, 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of the board of directors. In connection therewith, the Company entered into an employment agreement with Mr. Kasturi to serve as the President and Chief Financial Officer of the Company. The employment agreement provides in part that Mr. Kasturi will be paid annual compensation in the amount of $80,000 per year, consisting of: (i) an initial annual base salary of $26,000, and (ii) equity awards equal in value to $54,000 per year. A description of the employment agreement is set forth herein under Note 14. Commitments and Contingencies – Employment Agreements.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company recognized $13,315 of stock compensation expense during the three-month period ended March 31, 2017 in connection with the vesting of the shares of common stock to be earned to Mr. Kasturi on April 1, 2017 under the terms of his employment agreement with the Company.

The Company incurred a total of $13,315 and $12,432 for stock compensation expense during the three-month periods ended March 31, 2017 and 2016, respectively.

Note 12. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three-month periods ended March 31, 2017 and 2016, and no stock options or warrants were exercised during the three-month periods ended March 31, 2017. There were not stock options or warrants outstanding at March 31, 2017 or December 31, 2016.

Note 13. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2017, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc. 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of March 31, 2017, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 14. Commitments and Contingencies

Employment Agreements and Arrangements

Richard W. Akam

On January 22, 2013, the Company appointed Richard W. Akam to serve as its Chief Operating Officer. In connection therewith, the Company entered into an employment agreement with Mr. Akam pursuant to which it agreed to pay him an annual base salary of $150,000, subject to annual adjustment and discretionary bonuses, plus certain standard and customary fringe benefits.  The initial term of the employment agreement is for one year and automatically renews for additional one-year terms until terminated by Mr. Akam or the Company.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

On January 1, 2016 Mr. Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Seenu G. Kasturi

On January 18, 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of the board of directors. In connection therewith, on January 18, 2017, the Company entered into an employment agreement with Mr. Kasturi to serve as the President and Chief Financial Officer of the Company. The employment agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the employment agreement, Mr. Kasturi will be paid annual compensation in the amount of $80,000 per year, consisting of: (i) an initial annual base salary of $26,000, and (ii) equity awards equal in value to $54,000 per year. Mr. Kasturi will be eligible to receive increases in salary on January 1st of each subsequent year in the discretion of the Company’s board of directors. He will also be eligible to receive annual bonuses in the discretion of the Company’s board of directors beginning with the Company’s fiscal year ended December 31, 2017. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of the Company.

Operating Leases

Corporate Headquarters

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Rent expense was $36,633 and $5,618 during the three-month periods ended March 31, 2017 and 2016, respectively

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In September 2016, the Company terminated its subcontractor concession agreements with Levy and Ovations and the related assignment agreements with DWG Acquisitions, and entered into a sub-concession agreement with Jacksonville Sportservice, Inc. (“Jacksonville Sportservice”) and DWG Acquisitions with respect to the two concession stands previously covered by the Levy and Ovations subcontractor concession agreements. The Company concurrently assigned all of its rights and obligations under the sub-concession agreement to DWG Acquisitions in return for a fee equal to the income generated by the concession stands less all expenses incurred by the concession stands for each full or partial month during which the concession agreement is in effect. The Company and DWG Acquisitions terminated the assignment agreement on January 1, 2017.

Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 14.8% of the Company’s common stock at March 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at March 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the three-month period ended March 31, 2017 and the year ended December 31, 2016. The Company generated revenue of $15,000 from DWG Acquisitions under the assignment agreements related to the Levy and Ovations subcontractor concession agreements during the three-month period ended March 31, 2016. The Company did not generate any fees from DWG Acquisitions under the assignment agreement related to the Jacksonville Sportservice sub-concession agreement during the three-month period ended March 31, 2017 because the Company and DWG Acquisitions terminated the assignment agreement on January 1, 2017.

Financing Transactions

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. In March 2017, the Company and Blue Victory entered into an amendment to the loan agreement to reduce the maximum amount of funds available under the credit facility from $1 million to $50,000. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017. He owned approximately 14.8% of the Company’s common stock and 90% of the equity interests in Blue Victory at March 31, 2017. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the three-month period ended March 31, 2017 and the year ended December 31, 2016. Fred Alexander served as a member of the Company’s board of directors and as an executive officer of Blue Victory during the three-month period ended March 31, 2017 and the year ended December 31, 2016. The Company had total principal in the amount of $550 and $16,103 outstanding under the credit facility at March 31, 2017 and December 31, 2016, respectively. A description of the credit facility is set forth herein under Note 10. Debt Obligations.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

During the three-month period ended March 31, 2017, the Company borrowed $352,649 from Blue Victory and repaid $280,444 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $72,205 at March 31, 2017. A description of this loan from Blue Victory is set forth herein under Note 10. Debt Obligations.

Leases

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee Restaurant and the Youngerman Circle Restaurant from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement, and became an obligation of the Company when the Company acquired Seediv on December 19, 2016. On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 14.8% of the Company’s common stock at March 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions and Raceland QSR at March 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions and Raceland QSR during the three-month period ended March 31, 2017 and the year ended December 31, 2016. A description of the leases is set forth herein under Note 14. Commitments and Contingencies.

Franchise Agreements

In October 2013, DWG Acquisitions became the franchisee of the Nocatee Restaurant. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. The Nocatee Restaurant was acquired by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee Restaurant and the Youngerman Circle Restaurant from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement. The Nocatee Restaurant was subsequently acquired by the Company when the Company acquired Seediv on December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv.

Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 14.8% of the Company’s common stock at March 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at March 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the three-month period ended March 31, 2017 and the year ended December 31, 2016. The Company generated $17,749 in royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2016. The Company did not generate any royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2017 as the Company owned the Nocatee Restaurant during the period.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In May 2014, DWG Acquisitions became the franchisee of the Youngerman Circle Restaurant. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. The Youngerman Circle Restaurant was acquired by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee Restaurant and the Youngerman Circle Restaurant from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement. The Youngerman Circle Restaurant was subsequently acquired by the Company when the Company acquired Seediv on December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv.

In December 2016, the Company acquired Seediv and Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 14.8% of the Company’s common stock at March 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at March 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the three-month period ended March 31, 2017 and the year ended December 31, 2016. The Company generated $24,351 in royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2016. The Company did not generate any royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2017 as the Company owned the Youngerman Circle Restaurant during the period.

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 14.8% of the Company’s common stock at March 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at March 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the three-month period ended March 31, 2017 and the year ended December 31, 2016. The Company generated $11,482 and $12,418 in royalties from DWG Acquisitions under the agreement during the three-month periods ended March 31, 2017 and 2016, respectively.

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. DWG Acquisitions closed the restaurant in January 2017. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 14.8% of the Company’s common stock at March 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at March 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the three-month period ended March 31, 2017 and the year ended December 31, 2016. The Company generated $1,520 and $10,641 in royalties from DWG Acquisitions under the agreement during the three-month periods ended March 31, 2017 and 2016, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. DWG Acquisitions sold the restaurant to an unrelated third party on January 1, 2017, on which date the third party became the franchisee under the franchise agreement. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 14.8% of the Company’s common stock at March 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at March 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the three-month period ended March 31, 2017 and the year ended December 31, 2016. The Company $12,370 in royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2016, respectively. The Company did not generate any royalties from DWG Acquisitions under the agreement during the three-month period ended March 31, 2017.

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 14.8% of the Company’s common stock at March 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at March 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the three-month period ended March 31, 2017 and the year ended December 31, 2016. The Company generated $11,333 and $12,473 in royalties from DWG Acquisitions under the agreement during the three-month periods ended March 31, 2017 and 2016, respectively.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Pensacola, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 14.8% of the Company’s common stock at March 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at March 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the three-month period ended March 31, 2017 and the year ended December 31, 2016. The Company generated $7,350 and $4,638 in royalties from DWG Acquisitions under the agreement during the three-month periods ended March 31, 2017 and 2016, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the three-month period ended March 31, 2017.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Kingsland, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 14.8% of the Company’s common stock at March 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at March 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the three-month period ended March 31, 2017 and the year ended December 31, 2016. The Company generated $11,334 and $4,142 in royalties from DWG Acquisitions under the agreement during the three-month periods ended March 31, 2017 and 2016, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the three-month period ended March 31, 2017.

During the three-month periods ended March 31, 2017 and 2016, the Company generated a total of $43,018 and $173,782, respectively, in royalties and franchise fees through its franchise agreements with DWG Acquisitions.

Loans

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Raceland QSR. The Company loaned an additional $107,643 to Racing QSR during the three-month period ended March 31, 2016, of which $78,958 was repaid to the Company during the three-month period ended March 31, 2016. The Company loaned an additional $312,206 to Raceland QSR during the remainder of the year ended December 31, 2016. The loan was paid off in full by Raceland QSR during the year ended December 31, 2016. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017. Seenu G. Kasturi owned approximately 8.7% of the Company’s common stock and all of the equity interests in Raceland QSR during the period for which the loan was outstanding. He also served as the President, Treasurer and Secretary of Raceland QSR during the year ended December 31, 2016. A description of the loan is set forth herein under Note 9. Notes Receivable.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 16. Judgments in Legal Proceedings

In October 2009, the Company initiated a legal proceeding entitled American Restaurant Concepts, Inc. vs. Cala, et al was filed in in the United States District Court for the Middle District of Florida, Jacksonville Division, in Duval County (the “ARC Proceeding”). In the complaint, the Company alleged damages for trademark infringement. Also on that date, a legal proceeding entitled Cala v. Rosenberger et al. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida (the “Cala Proceeding”; together with the ARC Proceeding, the “ARC & Cala Proceedings”). In the complaint, Cala alleged damages for breach of contract. In January 2010, the parties to each of the actions entered into a settlement agreement with respect to both actions pursuant to which the Company agreed to pay $250,000 in full settlement of the legal proceedings (the “2010 Settlement Agreement”). In early 2010, Cala breached the terms of the 2010 Settlement Agreement, relieving the Company of any further obligations under the agreement. The Company made total payments of $40,000 under the 2010 Settlement Agreement prior to the breach by Cala. Accordingly, the remaining balance of $210,000 outstanding under the settlement agreement was reflected in settlement agreements payable.

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

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at March 31, 2017 and December 31, 2016. Interest expense in the amount of $2,779 and $2,811 was accrued on the outstanding balance of the settlement agreement payable during the three-month periods ended March 31, 2017 and 2016, respectively. The interest expense was credited to settlement agreements payable.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. A total of $27,910 and 25,980 of accrued interest, and $10,586 of other expenses, were outstanding at March 31, 2017 and December 31, 2016, resulting in an aggregate potential loss of $150,035 and $148,105 at March 31, 2017 and December 31, 2016, respectively. The potential losses of $150,035 and $148,105 were reflected in accrued legal settlement at March 31, 2017 and December 31, 2016, respectively. This case is currently pending.

Note 17. Subsequent Events

On April 1, 2017, the Company issued 10,537 shares of its common stock to Seenu G. Kasturi pursuant to the terms of his employment agreement with the Company.

On July 1, 2017, the Company issued 16,823 shares of its common stock to Seenu G. Kasturi pursuant to the terms of his employment agreement with the Company.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below and Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 and elsewhere in this report. The following should be read in conjunction with our financial statements beginning on page 1 of this report.

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

On December 19, 2016, we acquired all of the issued and outstanding membership interests of Seediv, LLC, a Louisiana limited liability company (“Seediv”), for $600,000 and an earn-out payment. Seediv is the owner and operator of the Dick’s Wings & Grill restaurant located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida 32081 and the Dick’s Wings & Grill restaurant located at 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida 32244. A description of our acquisition of Seediv is set forth herein under Note 5 – Acquisition of Seediv in our financial statements.

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

Financial Results

We achieved revenue of $1,088,796 for the three-month period ended March 31, 2017, compared to $308,615 for the three-month period ended March 31, 2016, primarily due to increases of $868,476 for sales by the company-owned restaurants that we acquired through our acquisition of Seediv. Our total operating expenses increased $690,975 to $878,404 for the three-month period ended March 31, 2017, compared to $187,429 for the three-month period ended March 31, 2016, primarily due to increases of $752,252 for restaurant operating costs for the company-owned restaurants that we acquired through our acquisition of Seediv. We generated income from operations of $210,392 for the three-month period ended March 31, 2017, compared to $121,186 for the three-month period ended March 31, 2016. We generated net income of $206,077, or $0.03 per share, for the three-month period ended March 31, 2017, compared to $100,642, or $0.02 per share, for the three-month period ended March 31, 2016. Net cash flows provided by operating activities increased $115,364 to $202,493 for the three-month period ended March 31, 2017, compared to $87,129 for the three-month period ended March 31, 2016.

Outlook

We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands. We expect to continue generating net income during the next 12 months as we generate revenue and income from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and in our Notes to Financial Statements included therein.

Comparison of the Three-Month Periods Ended March 31, 2017 and 2016

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants, and royalty payments, franchise fees and area development fees that we receive from our franchisees. Revenue increased $780,181 to $1,088,796 for the three-month period ended March 31, 2017 from $308,615 for the three-month period ended March 31, 2016. The increase of $780,181 was due primarily to an increase of $868,476 for sales by our company-owned restaurants, partially offset by a reduction of $60,000 for franchise fees received from our franchisees. The increase in sales by our company-owned restaurants was attributable to the restaurants that we acquired through our acquisition of Seediv. The decrease in franchise fees was attributable to a reduction in new franchise agreements that we executed during the three-month period ended March 31, 2017. We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consists of cost of sales, labor expenses, occupancy expenses and other operating expenses that we incur in connection with the operation of the company-owned restaurants that we acquired through our acquisition of Seediv. Restaurant operating costs were $752,252 for the three-month period ended March 31, 2017. We did not incur any restaurant operating costs for the three-month period ended March 31, 2016 because we did not acquire Seediv until December 19, 2016. Our restaurant operating costs consisted of $283,006 for cost of sales, $268,479 for labor expenses, $30,715 for occupancy expenses, and $170,052 for other operating expenses. We expect our restaurant operating costs to remain at similar levels during the next 12 months.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees decreased $10,540 to $25,620 for the three-month period ended March 31, 2017 from $36,160 for the three-month period ended March 31, 2016. The decrease of $10,540 was due to a decrease of $19,331 for legal and accounting fees, offset by an increase of $8,791 for other professional fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and other employees that are not employed by our company-owned restaurants, and the related payroll taxes. Employee compensation expense decreased $45,085 to $85,323 for the three-month period ended March 31, 2017 from $130,408 for the three-month period ended March 31, 2016. The decrease of $45,085 was due primarily to a decrease of $53,020 for salaries and hourly wages paid to employees, partially offset by an increase of $17,500 for bonuses. We expect employee compensation expense to continue to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of compensation expense incurred in connection with our acquisition of Seediv, marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $5,652 to $15,209 for the three month-period ended March 31, 2017 from $20,861 for the three-month period ended March 31, 2016. The decrease of $5,652 was due primarily to decreases in other miscellaneous general and administrative expenses. We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Loss From Investment in Paradise on Wings

Loss from investment in Paradise on Wings consists of our share of the loss from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Loss from investment in Paradise on Wings was $24,323 for the three-month period ended March 31, 2016. We did not incur a loss from investment in Paradise on Wings for the three-month period ended March 31, 2017. We performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 and determined that, for the reasons more fully described herein under Note 8. Fair Value Measurements in our financial statements, an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of our investment in Paradise on Wings was zero at March 31, 2017 and December 31, 2016. In addition, because the carrying amount of our investment in Paradise on Wings was zero at March 31, 2017, the amount of our share of net loss incurred by Paradise on Wings that we recognized during the three-month period ended March 31, 2017 was zero. We do not expect to recognize any losses from investment in Paradise on Wings in the future.

Net Income

We generated net income of $206,077 for the three-month period ended March 31, 2017 compared to $100,642 for the three-month period ended March 31, 2016. The increase of $105,435 was due primarily to an increase of $780,181 for revenue, and decreases of $45,085 for employee compensation expense and $24,323 for loss from investment in Paradise on Wings. This was partially offset by an increase of $752,252 for restaurant operating costs. We expect to continue generating net income during the next 12 months as we generate revenue and income from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash provided by operating activities was $202,493 during the three-month period ended March 31, 2017 compared to $87,129 during the three-month period ended March 31, 2016. The increase of $115,364 was due primarily to an increase of $105,435 for net income and a decrease of $83,382 for accounts receivable and other receivables. This was partially offset by decreases of $62,686 for accounts payable and accrued liabilities and $24,323 for loss from investment in Paradise on Wings.

Net cash used by investing activities was $9,739 during the three-month period ended March 31, 2017 compared to $28,685 during the three-month period ended March 31, 2016. The decrease of $18,946 was due primarily to a decrease of $107,643 for the issuance of notes receivable to related parties, partially offset by a decrease of $78,958 the repayment of notes receivable issued to related parties.

Net cash provided by financing activities was $56,652 during the three-month period ended March 31, 2017. We did not have any net cash flows from financing activities during the three-month period ended March 31, 2016. The increase of $56,652 was due to an increase of $68,851 for proceeds from the issuance of notes payable to related parties, partially offset by an increase of $12,199 for repayments of notes payable issued to related parties.

Our primary sources of capital since January 1, 2016 are set forth below.

During the year ended December 31, 2016, we borrowed $840,353 under our credit facility with Blue Victory and repaid $824,250 under the credit facility. Accordingly, the amount of principal outstanding under the credit facility was $16,103 at December 31, 2016. We repaid an additional $15,553 under the credit facility during the three-month period ended March 31, 2017. Accordingly, the amount of principal outstanding under the credit facility was $550 at March 31, 2017. A summary of the terms of our credit facility with Blue Victory is set forth herein under Note 10. Debt Obligations in our financial statements.

During the three-month period ended March 31, 2017, we borrowed $352,649 from Blue Victory and repaid $280,444 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $72,205 at March 31, 2017. A summary of the terms of this loan from Blue Victory is set forth herein under Note 10. Debt Obligations in our financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of March 31, 2017, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARC GROUP, INC.

Date: August 4, 2017	/s/ Seenu G. Kasturi
Seenu G. Kasturi
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