Form 10-Q
period 2017-06-30
ARC Group, Inc.
filed 2017-08-18
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2017

or

☐	Transition report PURSUANT TO Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from ___________ to ______________

Commission File No. 000-54226

ARC GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3649554
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6327-4 Argyle Forest Blvd. Jacksonville, FL 32244
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

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,899,824 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on August 15, 2017.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)

Assets

Cash and cash equivalents	$294,585	$50,923
Restricted cash and cash equivalents	33,060	-
Accounts receivable, net	33,635	67,395
Accounts receivable, net – related party	3,186	14,568
Other receivables, net	12,368	-
Inventory	46,770	45,250
Notes receivable, net	40,026	63,742
Interest receivable, net	44	838
Other current assets	15,594	1,806

Total current assets	479,268	244,522

Notes receivable, net of current portion	7,309	29,379
Property and equipment, net	95,476	80,948
Other assets	3,287	-

Total assets	$585,340	$354,849

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$667,384	$735,331
Accounts payable and accrued expenses – related party	17,254	98,434
Accrued interest	10,735	2,594
Ad fund liability	45,428	-
Settlement agreements payable	259,314	253,724
Accrued legal settlement	151,987	148,105
Notes payable – in default	7,000	7,000
Notes payable – related party	255,256	232,572
Contingent consideration	20,897	20,897
Other current liabilities	4,373	5,096

Total current liabilities	1,439,628	1,503,753

Total liabilities	1,439,628	1,503,753

Stockholders' deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,883,001 and 6,647,464 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	68,830	66,475
Additional paid-in capital	3,939,098	3,747,953
Stock subscriptions payable	213,215	199,863
Accumulated deficit	(5,075,431)	(5,163,195)

Total stockholders' deficit	(854,288)	(1,148,904)

Total liabilities and stockholders' deficit	$585,340	$354,849

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue:
Restaurant sales	$885,989	$-	$1,754,465	$-
Franchise and other revenue	165,825	167,499	343,127	302,332
Franchise and other revenue – related party	40,040	131,702	83,058	305,484

Total net revenue	1,091,854	299,201	2,180,650	607,816

Operating expenses:
Restaurant operating costs:
Cost of sales	311,748	-	594,754	-
Labor	296,419	-	564,898	-
Occupancy	63,820	-	94,535	-
Other operating expenses	187,258	-	357,310	-
Professional fees	257,590	32,740	283,210	68,900
Employee compensation expense	74,270	119,574	159,593	249,982
General and administrative expenses	16,237	26,704	31,446	47,565

Total operating expenses	1,207,342	179,018	2,085,746	366,447

Income / (loss) from operations	(115,488)	120,183	94,904	241,369

Other income / (expense):
Interest income / (expense)	(8,299)	-	(16,224)	2,915
Income from investment in Paradise on Wings	-	29,349	-	5,026
Other income	5,474	-	9,084	864

Total other income / (expense)	(2,825)	29,349	(7,140)	8,805

Net income / (loss)	$(118,313)	$149,532	$87,764	$250,174

Net income / (loss) per share – basic and fully diluted	$(0.02)	$0.02	$0.01	$0.04

Weighted average number of shares outstanding – basic and fully diluted	6,734,534	6,592,464	6,691,239	6,592,072

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statement of Stockholders' Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 31, 2016	6,647,464	$66,475	$3,747,953	$199,863	$(5,163,195)	$(1,148,904)

Common stock issued for services	235,537	2,355	191,145	13,352	-	206,852
Net income	-	-	-	-	87,764	87,764

Balance at June 30, 2017	6,883,001	$68,830	$3,939,098	$213,215	$(5,075,431)	$(854,288)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2017	2016

Cash flows from operating activities

Net income	$87,764	$250,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	7,331	-
Stock-based compensation expense	206,852	24,864
Income from investment in Paradise on Wings	-	(5,026)
Changes in operating assets and liabilities:
Accounts receivable	33,760	(18,625)
Accounts receivable – related party	11,382	(65,322)
Other receivables	(12,368)	-
Inventory	(1,520)	-
Notes receivable	45,786	(16,358)
Interest receivable	794	11,380
Other assets	(17,075)	(22,113)
Accounts payable and accrued liabilities	(67,947)	(25,814)
Accrued liabilities – related party	(73,039)	(8,167)
Advertising fund liabilities	45,428	62,380
Settlement agreements payable	5,590	5,621
Accrued legal settlement	3,882	-
Other liabilities	(723)	866

Net cash provided by operating activities	275,897	193,860

Cash flows from investing activities

Issuance of notes receivable – related party	-	(289,770)
Repayments of notes receivable – related party	-	94,436
Purchases of fixed assets	(21,859)	-

Net cash provided by investing activities	(21,859)	(195,334)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	464,223	540,573
Repayments of notes payable – related party	(441,539)	(540,573)

Net cash provided by financing activities	22,684	-

Net decrease in cash and cash equivalents	276,722	(1,474)
Cash and cash equivalents, beginning of period	50,923	6,775

Cash and cash equivalents, end of period	$327,645	$5,301

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

At June 30, 2017, the Company had 22 restaurants and two concession stands. Of the 22 restaurants, 17 were located in Florida and five were located in Georgia. The Company’s concession stands were also located in Florida. Two of the Company’s restaurants were owned by the Company, and the remaining 20 restaurants were owned and operated by franchisees. The operation of the Company’s concession stands at EverBank Field has been assigned to a third-party operator.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K. The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

Significant Accounting Policies

For a discussion of the Company’s significant accounting policies, please refer to Note 2. Significant Accounting Policies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the Company’s financial statements for the 2016 fiscal year have been reclassified to conform to the 2017 fiscal year presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $5,075,431 and a working capital deficit of $960,360 at June 30, 2017. In addition, the Company incurred net losses of $863,576 and $432,730 for the years ended December 31, 2016 and 2015, respectively, and experienced negative cash flows from operations for each of those years. Those facts create an uncertainty about the Company’s ability to continue as a going concern.

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

The Company did not have any securities outstanding at June 30, 2017 and 2016 that were exercisable or convertible into shares of the Company’s common stock. As a result, basic net income / (loss) per share was equal to diluted net income / (loss) per share for the three- and six-month periods ended June 30, 2017 and 2016.

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

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three- and six-month periods ended June 30, 2017 and 2016 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$82,254	$151,442	$90,575	$159,763
Operating expenses	(165,888)	(249,911)	(47,461)	(131,484)
Loss from operations	(83,634)	(98,469)	43,114	28,279
Other income / (expense)	(44,384)	(78,195)	15,583	(18,228)
Net income / (loss)	$(128,018)	$(176,664)	$58,697	$10,051

Company’s share of net income / (loss)	$(64,009)	$(88,332)	$29,349	$5,026

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at June 30, 2017 and December 31, 2016 provided to the Company by Paradise on Wings.

Balance Sheet	June 30, 2017	December 31, 2016
Current assets	$94,076	$3,549
Equity investment	200,001	141,168
Total assets	$294,077	$144,717

Total liabilities	$169,607	$110,596
Equity	124,470	34,121
Total liabilities and equity	$294,077	$144,717

The Company performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 and determined that, for the reasons more fully described in Note 8. Fair Value Measurements, an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at June 30, 2017 and December 31, 2016. In addition, because the carrying amount of the Company’s investment in Paradise on Wings was zero at June 30, 2017, the amount of the Company’s share of net loss incurred by Paradise on Wings that was recognized by the Company during the three- and six-month periods ended June 30, 2017 was zero.

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

The following table summarizes certain financial information for the three- and six-month periods ended June 30, 2017 contained in the accompanying unaudited consolidated financial statements, and certain unaudited pro forma financial information for the three- and six-month periods ended June 30, 2016 as if the acquisition of Seediv had occurred on January 1, 2016:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenue	$1,091,854	$2,180,650	$1,180,608	$2,457,393
Income / (loss) from continuing operations	(115,488)	94,904	164,235	274,377
Net income / (loss)	(118,313)	87,764	183,222	272,912
Net income / (loss) per share – basic and fully diluted	$(0.02)	$0.01	$0.03	$0.04

The results of operations for Seediv were included in the Company's results of operations beginning December 19, 2016. The actual amounts of revenue and net income for Seediv that are included in the Company’s Consolidated Statements of Operations for the three-month period ended June 30, 2017 were $885,989 and $30,437, respectively, and for the six-month period ended June 30, 2017 were $1,754,465 and $124,769, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 6. Inventory

Inventory was comprised of the following at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Food	$31,807	$25,942
Beverages	14,963	19,308
Total	$46,770	$45,250

Note 7. Property and Equipment, Net

Property and equipment were comprised of the following at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017	December 31, 2016
Leasehold improvements	$64,338	$62,125
Furniture, fixtures and equipment	74,966	50,140
Subtotal	139,304	112,265
Less: accumulated depreciation	(43,828)	(31,317)
Total	$95,476	$80,948

Depreciation expense was $4,185 and $7,331 for the three- and six-month periods ended June 30, 2017. The Company did not incur any depreciation expense for the three- and six-month periods ended June 30, 2016.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 to determine whether an impairment must be recorded. As described more fully in Note 4. Investment in Paradise on Wings, Paradise on Wings incurred losses of $445,370 and $495,435 during the years ended December 31, 2016 and 2015, respectively. As a result of these recurring operating losses and other quantitative and qualitative factors and circumstances surrounding the investment, including prices for comparable businesses and those factors and circumstances more fully described in Note 2. Significant Account Policies – Investment in Paradise on Wings, the Company determined that an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. In addition, because Paradise on Wings incurred losses of $128,018 and $176,664 during the three- and six-month periods ended June 30, 2017, the carrying amount of the Company’s investment in Paradise on Wings remained unchanged at June 30, 2017. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at June 30, 2017 and December 31, 2016.

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

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at June 30, 2017 and December 31, 2016, respectively:

	Level 1	Level 2	Level 3
Contingent consideration:
June 30, 2017	$-0-	$-0-	$20,897
December 31, 2016	$-0-	$-0-	$20,897

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Note 9. Notes Receivable

Notes Receivable – Unrelated Parties

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans are for terms ranging from one year to three years in duration, are payable in monthly installments, and do not require the payment of any interest. Payments in the aggregate amount of $723 and $1,447 were made against the loans during the three- and six-month periods ended June 30, 2016. The loans were paid off in full during the year ended December 31, 2016. Accordingly, no payments were made against the loans during the three- and six-month periods ended June 30, 2017, and no principal was outstanding under the loans at June 30, 2017 and December 31, 2016.

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329 to assist it with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $527 and $1,055 were made against the loan during the three- and six-month periods ended June 30, 2017, respectively, and the three- and six-month periods ended June 30, 2016, respectively. A total of $728 and $1,783 of principal was outstanding under the loan at June 30, 2017 and December 31, 2016, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,020. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. Each of the loans was made to assist the franchisee with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,020 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017, and does not require the payment of any interest. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. Payments in the aggregate amount of $10,090 and $41,943 were made against the loans during the three- and six-month periods ended June 30, 2017. Interest in the aggregate amount of $502 and $1,090 accrued during the three- and six-month periods ended June 30, 2017, and payments of interest in the aggregate amount of $878 and $1,928 were made during the three- and six-month periods ended June 30, 2017. No payments of principal or interest were made against any of the loans during the three- and six-month periods ended June 30, 2016. A total of $36,077 and $78,020 of principal was outstanding under the loans at June 30, 2017 and December 31, 2016, respectively, and a total of $838 of accrued interest was outstanding under the loans at December 31, 2016. No accrued interest was outstanding under the loans at June 30, 2017.

In September 2016, the Company made a loan to one of its franchisees in the aggregate original principal amount of $13,869 to assist it with the payment of business expenses incurred by the franchisee in running its restaurant. The loan is due and payable in full on November 15, 2018, is payable in monthly installments beginning December 15, 2016, and accrues interest at a rate of 5% per annum beginning October 1, 2016. Payments in the amount of $1,122 and $2,788 were made against the loan during the three- and six-month periods ended June 30, 2017. Interest in the amount of $139 and $298 accrued during the three- and six-month periods ended June 30, 2017, respectively, of which $95 and $254 was paid during the three-and six-month periods ended June 30, 2017, respectively. No payments of principal or interest were made against any of the loans during the three- and six-month periods ended June 30, 2016. A total of $10,530 and $13,318 of principal was outstanding under the loan at June 30, 2017 and December 31, 2016, respectively, and a total of $44 of accrued but unpaid interest was outstanding under the loan at June 30, 2017. No accrued but unpaid interest was outstanding under the loan at December 31, 2016.

Notes Receivable – Related Parties

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Raceland QSR. The Company loaned an additional $289,770 to Racing QSR during the six-month period ended June 30, 2016, of which $94,436 was repaid to the Company during the six-month period ended June 30, 2016. The Company loaned an additional $312,206 to Raceland QSR during the remainder of the year ended December 31, 2016. The loan accrued interest at a rate of 6% per year and was payable on demand. Raceland QSR did not make any interest payments under the loan during the year ended December 31, 2016. All accrued but unpaid interest was written off during the year ended December 31, 2016. Raceland QSR repaid the remaining outstanding balance of the loan during the year ended December 31, 2016. Accordingly, no principal was outstanding under the loan at June 30, 2017 and December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The carrying value of the Company’s outstanding notes receivable was $47,335 and $93,121 at June 30, 2017 and December 31, 2016, respectively, all of which was due from unrelated third parties. The notes receivable are reflected in cash flows from operating activities because the loans were made to assist the respective franchisees with the payment of franchisee fees owed to the Company and/or business expenses incurred by the franchisees in running their respective restaurants.

The Company had interest receivable of $44 and $838 outstanding at June 30, 2017 and December 31, 2016, respectively. The Company generated interest income of $640 and $1,388 during the three- and six-month periods ended June 30, 2017. The Company did not generate any interest income during the three- and six-month periods ended June 30, 2016.

Note 10. Debt Obligations

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes. The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, a total original principal balance of $7,000 was outstanding under the two remaining notes at June 30, 2017 and December 31, 2016. These notes are currently in default.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Between January 1, 2017 and June 30, 2017, the Company repaid $15,553 to Blue Victory under the credit facility. Accordingly, the amount of principal outstanding under the credit facility was $550 at June 30, 2017.

On December 19, 2016, the Company acquired Seediv. In connection therewith, the Company assumed debt owed by Seediv to Blue Victory pursuant to the terms of a promissory note issued by Seediv in favor of Blue Victory in the amount of $216,469. The promissory note accrues interest at a rate of 6% per annum and is payable on demand. No payments were made by the Company under the promissory note during the six-month period ended June 30, 2017 or the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the promissory note was $216,469 at June 30, 2017 and December 31, 2016.

During the six-month period ended June 30, 2017, the Company borrowed $464,223 from Blue Victory and repaid $425,986 to Blue Victory under a separate loan. The loan accrues interest at a rate of 6% per annum and is payable on demand. Accordingly, the amount of principal outstanding under the loan was $38,237 at June 30, 2017.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $262,256 and $239,572 at June 30, 2017 and December 31, 2016, respectively, as follows:

	June 30,	December 31,
	2017	2016
Notes payable – related party	$255,256	$232,572
Notes payable – in default	7,000	7,000
Total notes payable, net	$262,256	$239,572

Note 11. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at June 30, 2017 and December 31, 2016, respectively, of which 6,883,001 and 6,647,464 shares of common stock were outstanding at June 30, 2017 and December 31, 2016, respectively.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The Company recognized $185 of stock compensation expense during the three-month period ended June 30, 2017 in connection with the vesting of the shares of common stock to be earned to Mr. Kasturi on April 1, 2017 under the terms of his employment agreement with the Company. The Company also recognized $13,352 of stock compensation expense during the three-month period ended June 30, 2017 in connection with the vesting of the shares of common stock to be earned to Mr. Kasturi on July 1, 2017 under the terms of his employment agreement with the Company.

On May 30, 2017, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company for a term of one year. Under the terms of the agreement, the Company agreed to pay Maxim $5,000 per month during the term of the agreement and issue 225,000 shares of common stock to Maxim upon the execution of the agreement. The Company recognized $180,000 of stock compensation expense during the three-month period ended June 30, 2017 in connection with the issuance of the shares.

The Company recognized a total of $193,537 and $206,852 for stock compensation expense during the three- and six-month periods ended June 30, 2017, respectively, and recognized a total of $12,432 and $25,001 for stock compensation expense during the three- and six-month periods ended June 30, 2016, respectively.

Note 12. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three-month periods ended June 30, 2017 and 2016, and no stock options or warrants were exercised during the three- and six-month periods ended June 30, 2017 and 2016. There were no stock options or warrants outstanding at June 30, 2017 or December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2017, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc. 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of June 30, 2017, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On January 1, 2016, Mr. Akam earned 71,429 shares of common stock under the terms of his employment agreement with the Company.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Rent expense was $69,839 and $106,472 during the three- and six-month periods ended June 30, 2017, respectively, and was $5,718 and $11,335.

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

Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 6.6% of the Company’s common stock at June 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at June 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the six-month period ended June 30, 2017 and the year ended December 31, 2016. The Company generated revenue of $15,000 and $30,000 from DWG Acquisitions under the assignment agreements related to the Levy and Ovations subcontractor concession agreements during the three- and six-month periods ended June 30, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company and DWG Acquisitions terminated the assignment agreement on January 1, 2017. Accordingly, the Company did not generate any fees from DWG Acquisitions under the assignment agreement related to the Jacksonville Sportservice sub-concession agreement during the three- and six-month periods ended June 30, 2017.

Financing Transactions

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. In March 2017, the Company and Blue Victory entered into an amendment to the loan agreement to reduce the maximum amount of funds available under the credit facility from $1 million to $50,000. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017. He owned approximately 6.6% of the Company’s common stock and 90% of the equity interests in Blue Victory at June 30, 2017. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the six-month period ended June 30, 2017 and the year ended December 31, 2016. Fred Alexander served as a member of the Company’s board of directors and as an executive officer of Blue Victory during the six-month period ended June 30, 2017 and the year ended December 31, 2016. The Company had total principal in the amount of $550 and $16,103 outstanding under the credit facility at June 30, 2017 and December 31, 2016, respectively. A description of the credit facility is set forth herein under Note 10. Debt Obligations.

During the six-month period ended June 30, 2017, the Company borrowed $464,223 from Blue Victory and repaid $425,986 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $38,237 at June 30, 2017. A description of this loan from Blue Victory is set forth herein under Note 10. Debt Obligations.

Leases

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee Restaurant and the Youngerman Circle Restaurant from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement, and became an obligation of the Company when the Company acquired Seediv on December 19, 2016. On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 6.6% of the Company’s common stock at June 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions and Raceland QSR at June 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions and Raceland QSR during the six-month period ended June 30, 2017 and the year ended December 31, 2016. A description of the leases is set forth herein under Note 14. Commitments and Contingencies.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 6.6% of the Company’s common stock at June 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at June 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the six-month period ended June 30, 2017 and the year ended December 31, 2016. The Company generated $18,714 and $36,462 in royalties from DWG Acquisitions under the franchise agreement during the three- and six-month period ended June 30, 2016. The Company did not generate any royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2017 as the Company owned the Nocatee Restaurant during those periods.

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

In December 2016, the Company acquired Seediv and Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 6.6% of the Company’s common stock at June 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at June 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the six-month period ended June 30, 2017 and the year ended December 31, 2016. The Company generated $24,154 and $48,505 in royalties from DWG Acquisitions under the franchise agreement during the three- and six-month periods ended June 30, 2016. The Company did not generate any royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2017 as the Company owned the Youngerman Circle Restaurant during those periods.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 6.6% of the Company’s common stock at June 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at June 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the six-month period ended June 30, 2017 and the year ended December 31, 2016. The Company generated $10,549 and $22,031 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively, and generated $12,002 and $24,420 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively.

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. DWG Acquisitions closed the restaurant in January 2017. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 6.6% of the Company’s common stock at June 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at June 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the six-month period ended June 30, 2017 and the year ended December 31, 2016. The Company generated $1,520 in royalties from DWG Acquisitions under the agreement during the six-month period ended June 30 2016, and generated $9,283 and $19,924 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. DWG Acquisitions sold the restaurant to an unrelated third party on January 1, 2017, on which date the third party and terminated the franchise agreement. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 6.6% of the Company’s common stock at June 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at June 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the six-month period ended June 30, 2017 and the year ended December 31, 2016. The Company generated $11,337 and $23,707 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively. The Company did not generate any royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2017.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 6.6% of the Company’s common stock at June 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at June 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the six-month period ended June 30, 2017 and the year ended December 31, 2016. The Company generated $11,899 and $23,231 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2017, respectively, and generated $14,563 and $27,036 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Pensacola, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 6.6% of the Company’s common stock at June 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at June 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the six-month period ended June 30, 2017 and the year ended December 31, 2016. The Company generated $7,395 and $14,745 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2017. The Company generated $9,309 and $13,947 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the six-month period ended June 30, 2017.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Kingsland, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 6.6% of the Company’s common stock at June 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at June 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the six-month period ended June 30, 2017 and the year ended December 31, 2016. The Company generated $10,197 and $21,531 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2017, respectively. The Company generated $17,340 and $21,483 in royalties from DWG Acquisitions under the agreement during the three- and six-month periods ended June 30, 2016, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the six-month period ended June 30, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company generated a total of $40,040 and $83,058 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three- and six-month periods ended June 30, 2017, respectively, and generated a total of $131,702 and $305,484 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three- and six-month periods ended June 30, 2016.

Loans

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Raceland QSR. The Company loaned an additional $289,770 to Racing QSR during the six-month period ended June 30, 2016, of which $94,436 was repaid to the Company during the six-month period ended June 30, 2016. The Company loaned an additional $312,206 to Raceland QSR during the remainder of the year ended December 31, 2016. The loan was paid off in full by Raceland QSR during the year ended December 31, 2016. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017. Seenu G. Kasturi owned approximately 8.7% of the Company’s common stock and all of the equity interests in Raceland QSR during the period for which the loan was outstanding. He also served as the President, Treasurer and Secretary of Raceland QSR during the year ended December 31, 2016. A description of the loan is set forth herein under Note 9. Notes Receivable.

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

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. This loss was reflected in settlement agreements payable at June 30, 2017 and December 31, 2016. Interest expense in the amount of $2,810 and $5,590 accrued on the outstanding balance of the settlement agreement payable during the three- and six-month periods ended June 30, 2017, respectively, and interest expense in the amount of $2,810 and $5,621 accrued on the outstanding balance of the settlement agreement payable during the three- and six-month periods ended June 30, 2016, respectively. The interest expense was credited to settlement agreements payable.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. A total of $29,862 and $25,980 of accrued interest, and $10,586 of other expenses, were outstanding at June 30, 2017 and December 31, 2016, respectively, resulting in an aggregate potential loss of $151,987 and $148,105 at June 30, 2017 and December 31, 2016, respectively. The potential losses of $151,987 and $148,105 were reflected in accrued legal settlement at June 30, 2017 and December 31, 2016, respectively. This case is currently pending.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 17. Subsequent Events

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

On December 19, 2016, we acquired all of the issued and outstanding membership interests of Seediv, LLC, a Louisiana limited liability company (“Seediv”), for $600,000 and an earn-out payment. Seediv is the owner and operator of the Dick’s Wings & Grill restaurant located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida 32081 (the “Nocatee Restaurant”) and the Dick’s Wings & Grill restaurant located at 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida 32244 (the “Youngerman Circle Restaurant”). A description of our acquisition of Seediv is set forth herein under Note 5 – Acquisition of Seediv in our consolidated financial statements.

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

Financial Results

We achieved revenue of $1,091,854 for the three-month period ended June 30, 2017, compared to $299,201 for the three-month period ended June 30, 2016, primarily due to an increase of $885,989 for sales by the company-owned restaurants that we acquired through our acquisition of Seediv. Our total operating expenses increased $1,028,324 to $1,207,342 for the three-month period ended June 30, 2017, compared to $179,018 for the three-month period ended June 30, 2016, primarily due to an increase of $859,245 for restaurant operating costs for the company-owned restaurants that we acquired through our acquisition of Seediv. We generated a loss from operations of $115,488 for the three-month period ended June 30, 2017, compared to income from operations of $120,183 for the three-month period ended June 30, 2016. We generated a net loss of $118,313, or $0.02 per share, for the three-month period ended June 30, 2017, compared to net income of $149,532, or $0.02 per share, for the three-month period ended June 30, 2016.

We achieved revenue of $2,180,650 for the six-month period ended June 30, 2017, compared to $607,816 for the six-month period ended June 30, 2016, primarily due to an increase of $1,754,465 for sales by the company-owned restaurants that we acquired through our acquisition of Seediv. Our total operating expenses increased $1,719,299 to $2,085,746 for the six-month period ended June 30, 2017, compared to $366,447 for the six-month period ended June 30, 2016, primarily due to an increase of $1,611,497 for restaurant operating costs for the company-owned restaurants that we acquired through our acquisition of Seediv. We generated income from operations of $94,904 for the six-month period ended June 30, 2017, compared to $241,369 for the six-month period ended June 30, 2016. We generated net income of $87,764, or $0.01 per share, for the six-month period ended June 30, 2017, compared to $250,174, or $0.04 per share, for the six-month period ended June 30, 2016. Net cash flows provided by operating activities increased $82,037 to $275,897 for the six-month period ended June 30, 2017, compared to $193,860 for the six-month period ended June 30, 2016.

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 under the caption “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements” and in our Notes to Consolidated Financial Statements included therein.

Comparison of the Three-Month Periods Ended June 30, 2017 and 2016

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants, and royalty payments, franchise fees and area development fees that we receive from our franchisees. Revenue increased $792,653 to $1,091,854 for the three-month period ended June 30, 2017 from $299,201 for the three-month period ended June 30, 2016. The increase of $792,653 was due primarily to an increase of $885,989 for sales by our company-owned restaurants, partially offset by a decrease of $63,187 for royalties received from our franchisees. The increase in sales by our company-owned restaurants was attributable to the restaurants that we acquired through our acquisition of Seediv. The decrease in royalties was attributable to the termination of royalties received from the conversion of the Nocatee Restaurant and Youngerman Circle Restaurant from royalty paying franchisees to non-royalty paying company-owned stores as a result of our acquisition of Seediv. We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consists of cost of sales, labor expenses, occupancy expenses and other operating expenses that we incur in connection with the operation of the company-owned restaurants that we acquired through our acquisition of Seediv. Restaurant operating costs were $859,245 for the three-month period ended June 30, 2017. We did not incur any restaurant operating costs for the three-month period ended June 30, 2016 because we did not acquire Seediv until December 19, 2016. Our restaurant operating costs consisted of $311,748 for cost of sales, $296,419 for labor expenses, $63,820 for occupancy expenses, and $187,258 for other operating expenses. We expect our restaurant operating costs to remain at similar levels during the next 12 months.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees increased $224,850 to $257,590 for the three-month period ended June 30, 2017 from $32,740 for the three-month period ended June 30, 2016. The increase of $224,850 was due to increases of $180,000 for stock compensation expense, $25,425 for consulting fees, and $19,425 for legal and accounting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and other employees that are not employed by our company-owned restaurants, and the related payroll taxes. Employee compensation expense decreased $45,304 to $74,270 for the three-month period ended June 30, 2017 from $119,574 for the three-month period ended June 30, 2016. The decrease of $45,304 was due primarily to a decrease of $50,593 for salaries and hourly wages paid to employees, partially offset by increases in other miscellaneous employee compensation expenses. We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $10,467 to $16,237 for the three-month period ended June 30, 2017 from $26,704 for the three-month period ended June 30, 2016. The decrease of $10,467 was due primarily to decreases in miscellaneous general and administrative expenses. We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings consists of our share of the income from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Income from investment in Paradise on Wings was $29,349 for the three-month period ended June 30, 2016. We did not generate any income from investment in Paradise on Wings for the three-month period ended June 30, 2017. We performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 and determined that, for the reasons more fully described herein under Note 8. Fair Value Measurements in our consolidated financial statements, an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of our investment in Paradise on Wings was zero at June 30, 2017 and December 31, 2016. In addition, because the carrying amount of our investment in Paradise on Wings was zero at June 30, 2017, the amount of our share of net loss incurred by Paradise on Wings that we recognized during the three-month period ended June 30, 2017 was zero. We do not expect to recognize any losses from investment in Paradise on Wings in the future.

Net Income / (Loss)

We generated a net loss of $118,313 for the three-month period ended June 30, 2017 compared to net income of $149,532 for the three-month period ended June 30, 2016. The difference of $267,845 was due primarily to increases of $859,245 for restaurant operating costs and $224,850 for professional fees. This was partially offset by an increase of $792,653 for revenue and a decrease of $45,304 for employee compensation expense. This was partially offset by. We expect to continue generating net income during the next 12 months as we generate revenue and income from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Comparison of the Six-Month Periods Ended June 30, 2017 and 2016

Revenue

Revenue increased $1,572,834 to $2,180,650 for the six-month period ended June 30, 2017 from $607,816 for the six-month period ended June 30, 2016. The increase of $1,572,834 was due primarily to an increase of $1,754,465 for sales by our company-owned restaurants, partially offset by decreases of $63,187 for royalties received from our franchisees and $75,000 for franchise fees received from our franchisees. The increase in sales by our company-owned restaurants was attributable to the restaurants that we acquired through our acquisition of Seediv. The decrease in royalties was attributable to the termination of royalties received from the conversion of the Nocatee Restaurant and Youngerman Circle Restaurant from royalty paying franchisees to non-royalty paying company-owned stores as a result of our acquisition of Seediv. The decrease in franchise fees was attributable to a reduction in new franchise agreements that we executed during the six-month period ended June 30, 2017.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs were $1,611,497 for the six-month period ended June 30, 2017. We did not incur any restaurant operating costs for the six-month period ended June 30, 2016 because we did not acquire Seediv until December 19, 2016. Our restaurant operating costs consisted of $594,754 for cost of sales, $564,898 for labor expenses, $94,535 for occupancy expenses, and $357,310 for other operating expenses. We expect our restaurant operating costs to remain at similar levels during the next 12 months.

Professional Fees. Professional fees increased $214,310 to $283,210 for the six-month period ended June 30, 2017 from $68,900 for the six-month period ended June 30, 2016. The increase of $214,310 was due primarily to increases of $180,000 for stock compensation expense and $31,016 for consulting fees.

Employee Compensation Expense. Employee compensation expense decreased $90,389 to $159,593 for the six-month period ended June 30, 2017 from $249,982 for the six-month period ended June 30, 2016. The decrease of $90,389 was due primarily to a decrease of $103,613 for salaries and hourly wages paid to employees, partially offset by increases in other miscellaneous employee compensation expenses. We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses decreased $16,119 to $31,446 for the six-month period ended June 30, 2017 from $47,565 for the six-month period ended June 30, 2016. The decrease of $16,119 was due primarily to a decrease of $9,329 for marketing and advertising expenses.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings consists of our share of the income from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Income from investment in Paradise on Wings was $5,026 for the six-month period ended June 30, 2016. We did not generate any income from investment in Paradise on Wings for the six-month period ended June 30, 2017. We performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 and determined that, for the reasons more fully described herein under Note 8. Fair Value Measurements in our consolidated financial statements, an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of our investment in Paradise on Wings was zero at June 30, 2017 and December 31, 2016. In addition, because the carrying amount of our investment in Paradise on Wings was zero at June 30, 2017, the amount of our share of net loss incurred by Paradise on Wings that we recognized during the six-month period ended June 30, 2017 was zero.

Net Income

We generated net income of $87,764 for the six-month period ended June 30, 2017 compared to $250,174 for the six-month period ended June 30, 2016. The decrease of $162,410 was due primarily to increases of $1,611,497 for restaurant operating costs and $214,310 for professional fees. This was partially offset by an increase of $1,572,834 for revenue and a decrease of $90,389 for employee compensation expense.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities and the use of short- and long-term debt.

Net cash provided by operating activities was $275,897 during the six-month period ended June 30, 2017 compared to $193,860 during the six-month period ended June 30, 2016. The increase of $82,037 was due primarily to an increase of $181,988 for stock compensation expense, and decreases of $62,144 for notes receivable and $116,721 for accounts receivable and other receivables. This was partially offset by decreases of $162,410 for net income and $107,005 for accounts payable and accrued liabilities.

Net cash used by investing activities was $21,859 during the six-month period ended June 30, 2017 compared to $195,334 during the six-month period ended June 30, 2016. The decrease of $173,475 was due to a decrease of $289,770 for the issuance of notes receivable to related parties. This was partially offset by a decrease of $94,436 for the repayment of notes receivable issued to related parties, and an increase of $21,859 for purchases of fixed assets.

Net cash provided by financing activities was $22,684 during the six-month period ended June 30, 2017. We did not have any net cash flows from financing activities during the six-month period ended June 30, 2016. The increase of $22,684 was due to a decrease of $99,034 for repayments of notes payable issued to related parties, partially offset by a decrease of $76,350 for proceeds from the issuance of notes payable to related parties.

Our primary sources of capital since January 1, 2016 are set forth below.

During the year ended December 31, 2016, we borrowed $840,353 under our credit facility with Blue Victory and repaid $824,250 under the credit facility. Accordingly, the amount of principal outstanding under the credit facility was $16,103 at December 31, 2016. We repaid an additional $15,553 under the credit facility during the six-month period ended June 30, 2017. Accordingly, the amount of principal outstanding under the credit facility was $550 at June 30, 2017. A summary of the terms of our credit facility with Blue Victory is set forth herein under Note 10. Debt Obligations in our consolidated financial statements.

During the six-month period ended June 30, 2017, we borrowed $464,223 from Blue Victory and repaid $425,986 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $38,237 at June 30, 2017. A description of this loan from Blue Victory is set forth herein under Note 10. Debt Obligations in our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.	Controls and Procedures.

As of June 30, 2017, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

In April 2017, Seenu G. Kasturi earned 10,537 shares of common stock under the terms of his employment agreement with us. The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. A description of Mr. Kasturi’s employment agreement is set forth herein under Note 14. Commitments and Contingencies in our consolidated financial statements.

In May 2017, we issued 225,000 shares of common stock to Maxim Group LLC pursuant to the terms of an advisory agreement that we entered into with the firm. The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. A description of the advisory agreement is set forth herein under Note 11. Capital Stock in our consolidated financial statements.

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

ARC GROUP, INC.

Date: August 18, 2017	/s/ Seenu G. Kasturi
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