Form 10-K/A
period 2016-12-31
ARC Group, Inc.
filed 2017-11-14
CIK 1452872

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K (this “Amended Report”), which was originally filed on Form 10-K on June 27, 2017 (the “Original Report”), to reflect a restatement of our consolidated financial statements.

Description of Restatement

The restatement relates to an error related to the grant of a stock award to Richard W. Akam, who is our Chief Executive Officer, on January 1, 2016 under the terms of his employment agreement with us. Under the terms of Mr. Akam’s employment agreement, we agreed to grant Mr. Akam shares of our common stock equal in value to $50,000 on January 1st of each year if Mr. Akam was continuously employed by us through January 1st of the applicable year, subject to certain restrictions. On January 31, 2017, we entered into an amendment to the employment agreement with Mr. Akam in part to remove the provision relating to the grant of this stock right effective December 31, 2016. As of December 31, 2016, we had recorded stock compensation expense and stock subscription payable in the amount of $49,863 in connection with the grant of the stock right on January 1, 2016. When the stock right was terminated effective December 31, 2016 pursuant to the amendment to Mr. Akam’s employment agreement, we failed to reverse the stock compensation expense and stock subscription payable. As a result, stock compensation expense and stock subscription payable were each overstated by $49,863 at December 31, 2016.

As discussed in Note 17 to our consolidated financial statements, we are filing this Amended Report to restate our audited consolidated financial statements for the year ended December 31, 2016 for the sole purpose of reducing stock compensation expense and stock subscriptions payable by $49,863. The error had no impact on our cash, total assets, total stockholders’ deficit or total cash flows for that year.

Items Amended in This Filing

For the reasons discussed above, we are filing this Amended Report to amend the following sections of the Original Report to the extent necessary to reflect the adjustment discussed above:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures

•	Part III, Item 11. Executive Compensation

•	Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In accordance with applicable rules of the Securities and Exchange Commission (the “SEC”), this Amended Report includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Report.

Except as noted above, no other information in our Original Report is amended hereby.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the Original Report, including any amendment to these filings.

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

We incurred net losses to common stockholders of $813,713 (as restated) and $432,730 for the years ended December 31, 2016 and 2015, respectively, and had an accumulated deficit of $5,113,332 (as restated) at December 31, 2016. Our future profitability is dependent upon our ability to successfully execute our business plan. We can provide no assurance regarding when, if ever, we will become profitable.  Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis.  Accordingly, we may continue to generate losses for the foreseeable future and, in the extreme case, discontinue operations.

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

All of the financial information presented herein has been revised to reflect the restatement of our consolidated financial statements as more fully described in Note 17 - Restatement of Previously Issued Consolidated Financial Statements in our financial statements.

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

Financial Results

We achieved revenue of $1,275,448 for the year ended December 31, 2016, compared to $966,931 for the year ended December 31, 2015, primarily due to increases of $195,160 for royalties and $130,861 for sales by the company-owned restaurants that we acquired through our acquisition of Seediv. Our total operating expenses increased $1,168,188 to $2,088,673 (as restated) for the year ended December 31, 2016 from $920,485 for the year ended December 31, 2015, primarily due to a one-time charge of $251,309 that we recorded for compensation expense that we incurred in connection with our acquisition of Seediv, one-time charges of $502,856 that we recorded for other transaction costs that we incurred in connection with our acquisition of Seediv, and a charge of $348,143 for loss on impairment of investment related to our 50% ownership interest in Paradise on Wings. We incurred a net loss of $813,713 (as restated) for the year ended December 31, 2016, compared to $432,730 for the year ended December 31, 2015, and incurred cash outflows from operating activities of $96,804 for the year ended December 31, 2016, compared to $57,353 during the year ended December 31, 2015.

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

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes. Employee compensation expense decreased $50,377 to $534,751 (as restated) during the year ended December 31, 2016 from $585,128 for the year ended December 31, 2015. The decrease of $50,377 was due primarily to a decrease of $76,250 for bonuses, partially offset by an increase of $32,258 for salaries and hourly wages paid to employees of the company-owned restaurants that we acquired through our acquisition of Seediv, and increases in other miscellaneous employee compensation expenses. We expect employee compensation expense to continue to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

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

Net Loss

We generated a net loss of $813,713 (as restated) during the year ended December 31, 2016 compared to a net loss of $432,730 during the year ended December 31, 2015. The increase of $380,983 was due primarily to an increase of $833,328 for general and administrative expenses, which consisted primarily of a one-time charge of $251,309 that we recorded for compensation expense incurred in connection with our acquisition of Seediv and one-time charges of $502,856 that we recorded for other transaction costs that we incurred in connection with our acquisition of Seediv, and a charge of $348,143 for loss on impairment of investment related to our 50% ownership interest in Paradise on Wings. This was partially offset by increases of $308,517 for revenue, $175,449 for gain on settlement of liabilities and $82,642 for gain on settlement of litigation, and decreases of $221,323 for losses on settlement of litigation and $50,377 for employee compensation expense. We expect to begin generating net income during the next 12 months as we generate additional revenue through our new and existing restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $96,804 during the year ended December 31, 2016 compared to $57,353 during the year ended December 31, 2015. The increase of $39,451 for net cash used by operating activities was due primarily to increases of $380,983 for net loss, $175,449 for gain on settlement of liabilities and $82,642 for gain on settlement of litigation, and decreases of $221,323 for losses on settlement of litigation, $25,032 for loss on investment in Paradise on Wings, and $86,717 for notes receivable. This was partially offset by increases of $348,143 for loss on impairment of investment, $251,309 for other compensation expense incurred in connection with our acquisition of Seediv, $168,231 for accounts payable and accrued liabilities, $31,474 for advertising fund liabilities and $28,691 for accounts receivable, and a decrease of $103,687 for settlement agreements payable.

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

Net cash provided by financing activities was $16,103 during the year ended December 31, 2016 compared to $162,580 during the year ended December 31, 2015. The decrease of $146,477 was due to decreases of $1,147,600 for proceeds from the issuance of notes payable to related parties and $170,0 rom stock subscriptions receivable from related parties, partially offset by decreases of $1,171,123 for repayments of notes payable issued to related parties.

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

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for each of the years ended December 31, 2016 (restated) and 2015, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

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

2.         We had inadequate written policies and procedures for accounting and financial reporting with respect to both GAAP and the guidelines of the SEC. The lack of adequate written policies and procedures constitutes a material weakness in our internal controls and resulted in the error described in Note 17. Restatement of Previously Issued Consolidated Financial Statements in our financial statements.

3.         Our closing process was inadequate to ensure that all material misstatements are corrected in the financial statements. The lack of an adequate closing process constitutes a material weakness in our internal controls.

To remediate these material weaknesses, we intend to implement more comprehensive written policies and procedures and a more comprehensive closing process. We also intend to conduct a thorough review of the accounting department to ensure that the staff has the appropriate training and experience. In addition, we are currently seeking independent directors to join our board of directors.  The addition of such board members will provide us with independent directors who can monitor the actions of our top management.  Our efforts to do so have been hindered substantially by the fact that we do not have a directors and officers insurance policy in place.  Because such policies are very expensive, we believe it is in our best interest to forego the purchase of such a policy and instead focus the use of our limited financial resources on our development and growth. Notwithstanding the foregoing, we will continue seeking independent directors to join our board of directors.

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our financial statements, as restated, fairly present, in all material respects, our balance sheets at December 31, 2016 and 2015 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2016 and 2015 in conformity with GAAP.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1) (as restated)		All Other Compensation		Total ($)

Richard W. Akam	2016	164,915	17,250	137	(2)	13,200	(4)	195,502
Chief Executive Officer, Chief Operating Officer and Secretary	2015	168,366	48,600	50,411	(3)	12,000	(5)	279,377

Daniel Slone	2016	1	-0-	-0-		-0-		1
Chief Financial Officer	2015	1	-0-	-0-		-0-		1

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

(2) Consists of stock compensation expense recognized in connection with the partial vesting of a stock award that was made on January 1, 2015 and that vested in full on January 1, 2016.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (as restated)

Equity compensation plans approved by security holders:	-0-	N/A	1,000,000

Equity compensation plans not approved by security holders:	-0-	N/A	142,858

Total	-0-	N/A	1,142,858

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements and report of our independent registered public accounting firm are filed as part of this report and incorporated by reference in Item 8. Financial Statements and Supplementary Data of this report:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets at December 31, 2016 (restated) and 2015.

•	Consolidated Statements of Operations for the Years Ended December 31, 2016 (restated) and 2015.

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2016 (restated) and 2015.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 (restated) and 2015.

•	Notes to Consolidated Financial Statements (restated).

Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either not applicable or has been presented in the financial statements.

Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Exhibit Description

2.1	Membership Interest Purchase Agreement, dated December 19, 2016, by and between ARC Group, Inc. and Seediv, LLC (incorporated by reference to Exhibit 2.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 23, 2016)

3.1	Articles of Incorporation of ARC Group, Inc. (incorporated by reference to Exhibit 3.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)

3.2	Bylaws of ARC Group Inc. (incorporated by reference to Exhibit 3.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)

10.1+	Employment Agreement, dated January 22, 2013, between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 28, 2013)

10.2	Loan Agreement, dated September 13, 2013, by and between ARC Group, Inc. and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 19, 2013)

10.3	Promissory Note, dated September 13, 2013, issued by ARC Group, Inc. in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 19, 2013)

10.4	Contribution Agreement, dated January 20, 2014, by and between ARC Group, Inc. and Paradise on Wings Franchise Group, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 24, 2014)

10.5	Amended and Restated Operating Agreement of Paradise on Wings Franchise Group, LLC, dated January 20, 2014, by and among ARC Group, Inc. and the other members thereto (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 24, 2014)

10.6	Securities Purchase Agreement, dated February 27, 2014, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 5, 2014)

10.7	Promissory Note, dated February 27, 2014, issued by Seenu G. Kasturi in favor of ARC Group, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 5, 2014)

10.8+	Summary of Compensation for Daniel Slone (incorporated by reference to Exhibit 10.13 to ARC Group, Inc. Form 10-K filed with the SEC on March 31, 2014)

10.9	Settlement Agreement and Release, dated January 8, 2015, by and between ARC Group, Inc. and J. David Eberle (incorporated by reference to Exhibit 10.14 to ARC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 30, 2015)

10.10+	Employment Agreement, dated January 18, 2017, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 20, 2017)

10.11+	First Amendment to Employment Agreement, dated January 31, 2017, by and between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on February 6, 2017)

10.12	First Amendment to Loan Agreement, dated March 24, 2017, by and between ARC Group, Inc. and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 30, 2017)

10.13	Promissory Note, dated March 24, 2017, issued by ARC Group, Inc. in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 30, 2017)

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC GROUP, INC.

Date: November 14, 2017	By:	/s/ Richard W. Akam
Richard W. Akam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Akam	Chief Executive Officer, Chief	November 14, 2017
Richard W. Akam	Operating Officer and Secretary (Principal Executive Officer)

/s/ Seenu G. Kasturi	President, Chief Financial Officer	November 14, 2017
Seenu G. Kasturi	and Chairman of the Board of Directors (Principal Financial Officer and Principal Accounting Officer)

/s/ Ketan Pandya	Director	November 14, 2017
Ketan Pandya

/s/ Fred D. Alexander	Director	November 14, 2017
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

As discussed in Note 17 to the financial statements, the 2016 financial statements have been restated to correct an error in the financial statements.

/s/ M&K CPAS, PLLC
www.mkacpas.com

Houston, Texas

June 27, 2017 (except for the effects of the restatement described in Note 17, which is as of November 14, 2017)

ARC Group, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
	(Restated)

Assets

Cash and cash equivalents	$50,923	$6,775
Accounts receivable, net	67,395	11,724
Accounts receivable, net – related party	14,568	65,083
Inventory	45,250	-
Notes receivable, net	63,742	-
Notes receivable, net – related party	-	121,638
Interest receivable, net	838	-
Interest receivable, net – related party	-	11,380
Other current assets	1,806	-

Total current assets	244,522	216,600

Notes receivable, net of current portion	29,379	6,404
Property and equipment, net	80,948	-
Equity investment in Paradise on Wings	-	570,828
Other assets	-	1,806

Total assets	$354,849	$795,638

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$735,331	$504,037
Accounts payable and accrued expenses – related party	98,434	26,337
Accrued interest	2,594	2,173
Settlement agreements payable	253,724	452,421
Accrued legal settlement	148,105	194,181
Notes payable – in default	7,000	7,000
Notes payable – related party	232,572	-
Contingent consideration	20,897	-
Other current liabilities	5,096	5,568

Total current liabilities	1,503,753	1,191,717

Total liabilities	1,503,753	1,191,717

Stockholders' equity deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,647,464 and 6,521,035 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	66,475	65,211
Additional paid-in capital	3,747,953	3,638,466
Stock subscriptions payable	150,000	199,863
Accumulated deficit	(5,113,332)	(4,299,619)

Total stockholders' deficit	(1,148,904)	(396,079)

Total liabilities and stockholders' deficit	$354,849	$795,638

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015
	(Restated)

Revenue:
Restaurant sales	$130,861	$-
Franchise and other revenue	630,791	499,231
Franchise and other revenue – related party	513,796	467,700

Total net revenue	1,275,448	966,931

Operating expenses:
Food, beverage and packaging	28,082	-
Professional fees	169,190	160,178
Employee compensation expense	534,751	585,128
General and administrative expenses	1,008,507	175,179
Loss on impairment of investment	348,143	-

Total operating expenses	2,088,673	920,485

Income / (loss) from operations	(813,225)	46,446

Other expense:
Interest expense	(37,703)	(16,452)
Interest income	896	-
Interest income – related party	-	6,316
Loss from investment in Paradise on Wings	(222,685)	(247,717)
Gain / (loss) on settlement of litigation	82,642	(221,323)
Gain on settlement of liabilities	175,449	-
Other income	913	-

Total other expense	(488)	(479,176)

Net loss	$(813,713)	$(432,730)

Net loss per share – basic and fully diluted	$(0.12)	$(0.07)

Weighted average number of shares outstanding – basic and fully diluted	6,608,225	6,500,294

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statement of Stockholders' Deficit

			Additional	Stock	Stock
	Common Stock		Paid-in	Subscriptions	Subscriptions	Accumulated
	Shares	Par Value	Capital	Receivable	Payable	Deficit	Total
Balance at December 28, 2014	6,362,464	$63,625	$3,564,309	$(170,000)	$289,452	$(3,866,889)	$(119,503)

Common stock issued for services	101,429	1,015	57,586	-	411	-	59,012
Common stock issued for settlement of litigation	57,142	571	16,571	-	(90,000)	-	(72,858)
Common stock issued for note receivable – related party	-	-	-	170,000	-	-	170,000
Net loss	-	-	-	-	-	(432,730)	(432,730)

Balance at December 31, 2015	6,521,035	$65,211	$3,638,466	$-	$199,863	$(4,299,619)	$(396,079)

Common stock issued for services	91,429	914	90,286	-	(49,863)	-	41,337
Common stock issued for settlement of liabilities	35,000	350	19,201	-	-	-	19,551
Net loss	-	-	-	-	-	(813,713)	(813,713)

Balance at December 31, 2016 (Restated)	6,647,464	$66,475	$3,747,953	$-	$150,000	$(5,113,332)	$(1,148,904)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015
	(Restated)

Cash flows from operating activities

Net loss	$(813,713)	$(432,730)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	507	-
Stock-based compensation expense	41,337	59,012
Gain / (loss) on settlement of litigation	(82,642)	221,323
Gain on settlement of liabilities	(175,449)	-
Loss on investment in Paradise on Wings	222,685	247,717
Loss on impairment of investment	348,143	-
Seediv compensation expense	251,309	-
Changes in operating assets and liabilities:
Accounts receivable	(55,671)	(11,724)
Accounts receivable – related party	50,515	(22,051)
Inventory	(4,676)	-
Notes receivable	(86,717)	-
Interest receivable	(838)	-
Interest receivable – related party	11,380	(6,316)
Other assets	6,538	(706)
Accounts payable and accrued liabilities	103,390	(1,183)
Accrued liabilities – related party	72,097	8,439
Advertising fund liabilities	-	(31,474)
Settlement agreements payable	15,052	(88,635)
Other liabilities	(51)	975

Net cash used by operating activities	(96,804)	(57,353)

Cash flows from investing activities

Issuance of notes receivable – related party	(419,849)	(297,918)
Repayments of notes receivable	-	4,586
Repayments of notes receivable – related party	541,487	194,880
Purchases of fixed assets	(1,213)	-
Acquisition of Seediv	4,424	-

Net cash provided / (used) by investing activities	124,849	(98,452)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	840,353	1,987,953
Repayments of notes payable	-	(4,000)
Repayments of notes payable – related party	(824,250)	(1,991,373)
Proceeds from stock subscriptions receivable – related party	-	170,000

Net cash provided by financing activities	16,103	162,580

Net decrease in cash and cash equivalents	44,148	6,775
Cash and cash equivalents, beginning of period	6,775	-

Cash and cash equivalents, end of period	$50,923	$6,775

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Stock issued for stock subscriptions payable	$-	$49,452
Stock issued for settlement of litigation	$19,551	$90,000

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

Restatement

The Company has restated its previously issued consolidated balance sheet at December 31, 2016 and consolidated statements of operations, consolidated statement of equity and consolidated statements of cash flows for the year ended December 31, 2016, along with certain related notes. The impact of the restatement is more specifically described herein under Note 17. Restatement of Previously Issued Consolidated Financial Statements.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Basis of Presentation

The Company’s financial statements have been prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. All intercompany accounts and transactions were eliminated in consolidation.

Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $813,713 (as restated) and $432,730 for the years ended December 31, 2016 and 2015, respectively, and experienced negative cash flows from operations for each of those years. The Company also had an accumulated deficit of $5,113,332 (as restated) and a working capital deficit of $1,259,231 at December 31, 2016. Those facts create an uncertainty about the Company’s ability to continue as a going concern.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

The Company recognized stock compensation expense of $41,337 (as restated) and $59,012 during the years ended December 31, 2016 and 2015, respectively.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

The following table summarizes certain unaudited pro forma financial information as if the acquisition of Seediv had occurred on January 1, 2015:

	Year Ended December 31, 2016 (Restated)	Year Ended December 31, 2015
Revenue	$4,643,904	$4,316,518
Loss from continuing operations	(845,508)	(107,918)
Net loss	(1,467,086)	(587,094)
Net loss per share – basic and fully diluted	$(0.22)	$(0.09)

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

In January 2017, the Company and Richard W. Akam entered into an amendment to the employment agreement in part to remove the provision relating to the grant of shares of our common stock to Mr. Akam on January 1st of each year effective December 31, 2016. As of December 31, 2016, the Company had recorded stock compensation expense and stock subscription payable in the amount of $49,863 in connection with the grant of the stock award on January 1, 2016. When the grant of the award was terminated effective December 31, 2016 pursuant to the amendment to Mr. Akam employment agreement, the Company reverse the stock compensation expense and stock subscription. As a result, no stock compensation expenses was incurred by the Company during the year ended December 31, 2016 in connection with the vesting of the shares of common stock to be earned to Mr. Akam on January 1, 2017 . A description of the amendment to Mr. Akam’s employment agreement is set forth herein under Note 18. Subsequent Events.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

The Company incurred a total of $41,337 (as restated) and $59,012 for stock compensation expense during the years ended December 31, 2016 and 2015, respectively.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

In January 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of the board of directors and, in connection therewith, entered into an employment agreement with Mr. Kasturi. A description of the employment agreement is set forth herein under Note 18. Subsequent Events.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 17. Restatement of Previously Issued Consolidated Financial Statements

The Company is restating its audited consolidated financial statements for the year ended December 31, 2016 to correct an error related to the grant of a right to receive shares of its common stock to Richard W. Akam, who is the Company’s Chief Executive Officer, on January 1, 2016 under the terms of his employment agreement with the Company. Under the terms of Mr. Akam’s employment agreement, the Company agreed to grant Mr. Akam shares of its common stock equal in value to $50,000 on January 1st of each year if Mr. Akam was continuously employed by the Company through January 1st of the applicable year, subject to certain restrictions. On January 31, 2017, the Company and Mr. Akam entered into an amendment to the employment agreement in part to remove the provision relating to the grant of this stock right effective December 31, 2016. As of December 31, 2016, the Company had recorded stock compensation expense and stock subscription payable in the amount of $49,863 in connection with the grant of the stock right on January 1, 2016. When the stock right was terminated effective December 31, 2016 pursuant to the amendment to Mr. Akam’s employment agreement, the Company failed to reverse the stock compensation expense and stock subscription. As a result, stock compensation expense and stock subscription payable were each overstated by $49,863 at December 31, 2016. The Company has restated its audited consolidated financial statements for the year ended December 31, 2016 for the sole purpose of reducing stock compensation expense and stock subscriptions payable by $49,863.

The impact of the restatement on the Company’s consolidated balance sheet, statement of operations and statement of cash flows as of and for the year ended December 31, 2016 is presented below.

	As of December 31, 2016
Consolidated Balance Sheet:	As Previously Reported	Adjustments	As Restated
Stock subscriptions payable	$199,863	$(49,863)	$150,000
Accumulated deficit	(5,163,195)	49,863	(5,113,332)

	For the Year Ended December 31, 2016
Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated
Employee compensation expense	$584,614	$(49,863)	$534,751
Total operating expenses	2,138,536	(49,863)	2,088,673
Loss from operations	(863,088)	49,863	(813,225)
Net loss	(863,576)	49,863	(813,713)
Net loss per share – basic and fully diluted	$(0.13)	$0.01	$(0.12)

	For the Year Ended December 31, 2016
Consolidated Statement of Cash Flows:	As Previously Reported	Adjustments	As Restated
Net loss	$(863,576)	$49,863	$(813,713)
Stock-based compensation expense	91,200	(49,863)	41,337

The error had no impact on the Company’s cash, total assets, total stockholders’ deficit or total cash flows for that year.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 18. Subsequent Events

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

There have been no other significant subsequent events through the date these financial statements were issued.

Exhibit Index

Exhibit	Exhibit Description

23.1	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document