Form 10-Q
period 2017-09-30
ARC Group, Inc.
filed 2017-11-14
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2017

or

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

Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,937,869 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on November 10, 2017.

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

ARC Group, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets

Cash and cash equivalents	$132,904	$50,923
Restricted cash and cash equivalents	13,076	-
Accounts receivable, net	48,971	67,395
Accounts receivable, net – related party	3,056	14,568
Ad funds receivable, net	37,093	-
Ad funds receivable, net – related party	2,601	-
Other receivables, net – related party	24,000	-
Inventory	40,867	45,250
Notes receivable, net	37,171	63,742
Interest receivable, net	-	838
Other current assets	16,711	1,806

Total current assets	356,450	244,522

Notes receivable, net of current portion	1,209	29,379
Property and equipment, net	102,101	80,948

Total assets	$459,760	$354,849

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$703,809	$735,331
Accounts payable and accrued expenses – related party	46,149	98,434
Accrued interest	12,969	2,594
Ad fund liability	13,076	-
Settlement agreements payable	262,155	253,724
Accrued legal settlement	153,961	148,105
Notes payable – in default	7,000	7,000
Notes payable – related party	26,248	232,572
Contingent consideration	20,897	20,897
Other current liabilities	10,985	5,096

Total current liabilities	1,257,249	1,503,753

Total liabilities	1,257,249	1,503,753

Stockholders' deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,935,119 and 6,647,464 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	69,351	66,475
Additional paid-in capital	3,982,077	3,747,953
Stock subscriptions payable	176,740	150,000
Accumulated deficit	(5,025,657)	(5,113,332)

Total stockholders' deficit	(797,489)	(1,148,904)

Total liabilities and stockholders' deficit	$459,760	$354,849

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue:
Restaurant sales	$841,214	$-	$2,595,679	$-
Franchise and other revenue	165,905	174,499	509,032	476,831
Franchise and other revenue – related party	40,285	9,092	123,343	314,576

Total net revenue	1,047,404	183,591	3,228,054	791,407

Operating expenses:
Restaurant operating costs:
Cost of sales	274,846	-	869,600	-
Labor	293,035	-	857,933	-
Occupancy	92,729	-	187,264	-
Other operating expenses	198,354	-	555,664	-
Professional fees	67,975	52,550	351,185	121,450
Employee compensation expense	91,033	140,600	250,626	390,582
General and administrative expenses	50,991	268,559	82,437	316,124

Total operating expenses	1,068,963	461,709	3,154,709	828,156

Income / (loss) from operations	(21,559)	(278,118)	73,345	(36,749)

Other income:
Interest income / (expense)	(6,506)	(2,622)	(22,730)	293
Income from investment in Paradise on Wings	-	101,056	-	106,082
Gain on settlement of liabilities	-	175,449	-	175,449
Gain on sale of investment in Paradise on Wings – related party	24,000	-	24,000	-
Other income	3,976	-	13,060	864

Total other income	21,470	273,883	14,330	282,688

Net income / (loss)	$(89)	$(4,235)	$87,675	$245,939

Net income / (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$0.01	$0.04

Weighted average number of shares outstanding – basic and fully diluted	6,773,041	6,612,983	6,768,839	6,599,357

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statement of Stockholders' Deficit (Unaudited)

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 31, 2016	6,647,464	$66,475	$3,747,953	$150,000	$(5,113,332)	$(1,148,904)

Common stock issued for services	252,360	2,523	204,477	26,740	-	233,740
Common stock issued for payment of consulting fees due	35,295	353	29,647	-	-	30,000
Net income	-	-	-	-	87,675	87,675

Balance at September 30, 2017	6,935,119	$69,351	$3,982,077	$176,740	$(5,025,657)	$(797,489)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities

Net income	$87,675	$245,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,902	-
Stock-based compensation expense	233,740	37,295
Stock-based payment for consulting fees due	30,000	-
Bad debt expense	-	271,590
Income from investment in Paradise on Wings	-	(106,082)
Gain on sale of investment in Paradise on Wings – related party	(24,000)	-
Gain on settlement of liabilities	-	(175,449)
Changes in operating assets and liabilities:
Restricted cash	(13,076)	-
Accounts receivable	18,424	(36,858)
Accounts receivable – related party	11,512	(28,332)
Ad fund receivable	(37,093)	-
Ad fund receivable – related party	(2,601)	-
Other receivables	(24,000)	-
Inventory	4,383	-
Interest receivable	838	11,380
Other assets	(14,905)	(28,841)
Accounts payable and accrued liabilities	(31,522)	63,579
Accounts payable and accrued liabilities – related party	(41,910)	(23,023)
Advertising fund liabilities	13,076	-
Settlement agreements payable	8,431	(6,401)
Accrued legal settlement	5,856	-
Other liabilities	5,889	2,075

Net cash provided by operating activities	242,619	226,872

Cash flows from investing activities

Issuance of notes receivable	-	(74,593)
Repayments of notes receivable	54,741	-
Issuance of notes receivable – related party	-	(595,635)
Repayments of notes receivable – related party	-	445,683
Sale of investment in Paradise on Wings	24,000	-
Purchases of fixed assets	(33,055)	-

Net cash provided / (used) by investing activities	45,686	(224,545)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	-	783,323
Repayments of notes payable – related party	(206,324)	(783,323)

Net cash used by financing activities	(206,324)	-

Net decrease in cash and cash equivalents	81,981	2,327
Cash and cash equivalents, beginning of period	50,923	6,775

Cash and cash equivalents, end of period	$132,904	$9,102

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Stock issued for settlement of litigation	$-	$19,551

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

At September 30, 2017, the Company had 22 restaurants and two concession stands. Of the 22 restaurants, 17 were located in Florida and five were located in Georgia. The Company’s concession stands were also located in Florida. Two of the Company’s restaurants were owned by the Company, and the remaining 20 restaurants were owned and operated by franchisees. The operation of the Company’s concession stands at EverBank Field has been assigned to a third-party operator.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Seediv, LLC. All intercompany accounts and transactions were eliminated in consolidation.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and in management’s opinion, reflect all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented. The unaudited financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K/A. The results of operations for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Going Concern

As shown in the accompanying financial statements, the Company had an accumulated deficit of $5,025,657 and a working capital deficit of $900,799 at September 30, 2017. In addition, the Company incurred net losses of $863,576 and $432,730 for the years ended December 31, 2016 and 2015, respectively, and experienced negative cash flows from operations for each of those years. Those facts create substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon it successfully executing upon its plan to generate positive cash flows during the remainder of its 2017 fiscal year and during its 2018 fiscal year. In furtherance of this plan, the Company is seeking to increase sales and reduce expenses at its company-owned restaurants, increase the number of franchised restaurants that it has, and acquire additional brands that can contribute profits and positive cash flows to the Company. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

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

We account for the cash and cash equivalents held by the general advertising fund as restricted cash on our accompanying consolidated balance sheets. The restricted cash of this fund is classified as current as it is expected to be utilized to fund short-term obligations of the general advertising fund.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Significant Accounting Policies

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”). ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers – Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred by one year the effective date of ASU 2014-09 by making ASU 2014-09 effective for annual reporting periods beginning after December 15, 2017, including interim period within that reporting period. The Company believes that the adoption of ASU 2014-09 will not have a material impact on its financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2015-11 did not have a material impact on the Company’s financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of ASU 2016-18, but believes that ASU 2016-18 will not have a material impact on the Company’s financial statements.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is considered a business. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for certain transactions. The Company is currently assessing the impact that ASU 2017-01will have on its financial statements.

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

The Company did not have any securities outstanding at September 30, 2017 and 2016 that were exercisable or convertible into shares of the Company’s common stock. As a result, basic net income / (loss) per share was equal to diluted net income / (loss) per share for the three- and nine-month periods ended September 30, 2017 and 2016.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The Class A Membership Interests are identical to the Class B Membership Interests in all respects except that the Class A Membership Interests have a preferred right to distributions from Paradise on Wings with respect to the ARC Shares. The Class A Members, through their ownership of the Class A Membership Interests, are entitled to receive a total of 50% of all items of income, gain, losses, deductions and expenses (including 100% of any such items associated with the ARC Shares), and the Company, through its ownership of the Class B Membership Interests, was entitled to receive 50% of all items of income, gain, losses, deductions and expenses (with the exception of any such items associated with the ARC Shares).

The Company accounted for its 50% ownership interest in Paradise on Wings using the equity method of accounting because the Company had the ability to exert significant influence, but not control, over the operating and financial policies of Paradise on Wings.   The investment was initially recorded at the fair value amount of the Company’s initial investment and subsequently adjusted for the Company’s share of the net income and loss, and cash contributions and distributions, to or from Paradise on Wings.  The Company reported its income from Paradise on Wings as income from investment in Paradise on Wings in its statements of operations, and reported its investment in Paradise on Wings as equity investment in Paradise on Wings in its balance sheets.

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three- and nine-month periods ended September 30, 2017 and 2016 provided to the Company by Paradise on Wings.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Statement of Operations	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$74,831	$226,273	$91,658	$251,421
Operating expenses	(234,525)	(484,436)	(124,841)	(256,325)
Loss from operations	(159,694)	(258,163)	(33,183)	(4,904)
Other income / (expense)	(104,203)	(182,398)	235,295	217,067
Net income / (loss)	$(263,897)	$(440,561)	$202,112	$212,163

Company’s share of net income / (loss)	$(131,949)	$(220,281)	$101,056	$106,082

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at September 30, 2017 and December 31, 2016 provided to the Company by Paradise on Wings.

Balance Sheet	September 30, 2017	December 31, 2016
Current assets	$119,837	$3,549
Equity investment	-0-	141,168
Total assets	$119,837	$144,717

Total liabilities	$110,120	$110,596
Equity	9,717	34,121
Total liabilities and equity	$119,837	$144,717

The Company performed a review of its investment in Paradise on Wings at the end of its 2016 fiscal year and determined that, for the reasons more fully described in Note 8. Fair Value Measurements, an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at September 30, 2017 and December 31, 2016. In addition, because the carrying amount of the Company’s investment in Paradise on Wings was zero at September 30, 2017, the amount of the Company’s share of net loss incurred by Paradise on Wings that was recognized by the Company during the three- and nine-month periods ended September 30, 2017 was zero.

On September 30, 2017, the Company sold its 50% ownership interest in Paradise on Wings to Seenu G. Kasturi for $24,000. The purchase price of $24,000 was reflected in Other Receivables, Net – Related Party and Gain on Sale of Investment in Paradise on Wings – Related Party at September 30, 2017. Mr. Kasturi paid the purchase price in full subsequent to September 30, 2017.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of December 19, 2016, Mr. Kasturi owned approximately 14.8% of the Company’s issued and outstanding shares of Common Stock and all of the outstanding membership interests in Seediv. In addition, as of December 19, 2016, he served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), and owned 90% of the equity interests in Blue Victory. Blue Victory loaned the Company $840,353 and $1,987,953 during the years ended December 31, 2016 and 2015, respectively. As of December 19, 2016, Mr. Kasturi also served as the President, Treasurer and Secretary of, and is the sole member of, DWG Acquisitions and Raceland QSR, and owned all of the equity interests in DWG Acquisitions and Raceland QSR. DWG Acquisitions owned and operated six of the Company’s 22 franchised restaurants as of December 19, 2016. Raceland QSR served as the landlord under the Company’s lease for the Youngerman Circle Restaurant as of December 19, 2016.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes certain financial information for the three- and nine-month periods ended September 30, 2017 contained in the accompanying unaudited consolidated financial statements, and certain unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2016 as if the acquisition of Seediv had occurred on January 1, 2016:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenue	$1,047,404	$3,228,054	$1,089,081	$3,546,474
Income / (loss) from continuing operations	(21,559)	73,345	(358,656)	(84,279)
Net income / (loss)	(89)	87,675	(74,514)	198,398
Net income / (loss) per share – basic and fully diluted	$(0.00)	$0.01	$(0.01)	$0.03

The results of operations for Seediv were included in the Company's results of operations beginning December 19, 2016. The actual amounts of revenue and net income / (loss) for Seediv that are included in the Company’s Consolidated Statements of Operations for the three-month period ended September 30, 2017 were $841,214 and $(44,108), respectively, and for the nine-month period ended September 30, 2017 were $2,595,679 and $80,661, respectively.

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

Note 6. Inventory

Inventory was comprised of the following at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Food	$28,369	$25,942
Beverages	12,498	19,308
Total	$40,867	$45,250

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 7. Property and Equipment, Net

Property and equipment were comprised of the following at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Leasehold improvements	$68,346	$62,125
Furniture, fixtures and equipment	82,154	50,140
Subtotal	150,500	112,265
Less: accumulated depreciation	(48,399)	(31,317)
Total	$102,101	$80,948

Depreciation expense was $4,571 and $11,902 for the three- and nine-month periods ended September 30, 2017. The Company did not incur any depreciation expense for the three- and nine-month periods ended September 30, 2016.

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

The Company performed a review of its investment in Paradise on Wings at the end of its 2016 fiscal year to determine whether an impairment must be recorded. As described more fully in Note 4. Investment in Paradise on Wings, Paradise on Wings incurred losses of $445,370 and $495,435 during the years ended December 31, 2016 and 2015, respectively. As a result of these recurring operating losses and other quantitative and qualitative factors and circumstances surrounding the investment, including prices for comparable businesses and those factors and circumstances more fully described in Note 2. Significant Account Policies – Investment in Paradise on Wings, the Company determined that an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. In addition, because Paradise on Wings incurred losses of $263,897 and $440,561 during the three- and nine-month periods ended September 30, 2017, the carrying amount of the Company’s investment in Paradise on Wings remained unchanged at September 30, 2017. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at September 30, 2017 and December 31, 2016. On September 30, 2017, the Company sold its 50% ownership interest in Paradise on Wings to Seenu G. Kasturi for $24,000.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at September 30, 2017 and December 31, 2016, respectively:

	Level 1	Level 2	Level 3
Contingent consideration:
September 30, 2017	$-0-	$-0-	$20,897
December 31, 2016	$-0-	$-0-	$20,897

The fair value measurement of the contingent consideration represented a Level 3 fair value measurement because it was based on significant inputs not observed in the market. The Company’s other financial instruments consist of cash and cash equivalents, accounts, ad fund and other receivables, notes receivable, accounts payable, accrued expenses and notes payable. The estimated fair values of the cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates their respective carrying amounts due to the short-term maturities of these instruments. The estimated fair values of the notes receivable and notes payable also approximates their respective carrying amounts since their terms are similar to those in the lending market for comparable loans with comparable risks. The fair value of related-party transactions is not determinable due to their related-party nature. None of these instruments are held for trading purposes.

Note 9. Notes Receivable

Notes Receivable – Unrelated Parties

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507 to assist them with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisees in running their respective restaurants. The loans were for terms ranging from one year to three years in duration, were payable in monthly installments, and did not require the payment of any interest. Payments in the aggregate amount of $723 and $2,170 were made against the loans during the three- and nine-month periods ended September 30, 2016. The loans were paid off in full during the year ended December 31, 2016. Accordingly, no payments were made against the loans during the three- and nine-month periods ended September 30, 2017, and no principal was outstanding under the loans at September 30, 2017 and December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329 to assist it with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. Payments in the aggregate amount of $527 and $1,582 were made against the loan during the three- and nine-month periods ended September 30, 2017, respectively, and the three- and nine-month periods ended September 30, 2016, respectively. A total of $201 and $1,783 of principal was outstanding under the loan at September 30, 2017 and December 31, 2016, respectively.

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,136. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. Each of the loans was made to assist the franchisee with the payment of franchise fees owed to the Company and the payment of other business expenses incurred by the franchisee in running its restaurant. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,136 line of credit agreement was for a term of two years, was payable in monthly installments beginning January 1, 2017, and did not require the payment of any interest. The loan under the $28,136 line of credit agreement was paid off in full during the nine-month period ended September 30, 2017. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. Payments in the aggregate amount of $6,155 and $48,098 were made against the loans during the three- and nine-month periods ended September 30, 2017. Interest in the aggregate amount of $425 and $1,515 accrued during the three- and nine-month periods ended September 30, 2017, and payments of interest in the aggregate amount of $425 and $2,354 were made during the three- and nine-month periods ended September 30, 2017. Interest in the aggregate amount of $310 accrued during the three- and nine-month periods ended September 30, 2016. No payments of principal or interest were made against any of the loans during the three- and nine-month periods ended September 30, 2016. A total of $29,922 and $78,020 of principal was outstanding under the loans at September 30, 2017 and December 31, 2016, respectively, and a total of $838 of accrued interest was outstanding under the loans at December 31, 2016. No accrued interest was outstanding under the loans at September 30, 2017.

In September 2016, the Company made a loan to one of its franchisees in the aggregate original principal amount of $13,869 to assist it with the payment of business expenses incurred by the franchisee in running its restaurant. The loan is due and payable in full on November 15, 2018, is payable in monthly installments beginning December 15, 2016, and accrues interest at a rate of 5% per annum beginning October 1, 2016. Payments in the amount of $2,272 and $5,060 were made against the loan during the three- and nine-month periods ended September 30, 2017. Interest in the amount of $117 and $416 accrued during the three- and nine-month periods ended September 30, 2017, respectively, of which $161 and $416 was paid during the three-and nine-month periods ended September 30, 2017, respectively. No interest accrued during the three- and nine-month periods ended September 30, 2016, and no payments of principal or interest were made against any of the loans during the three- and nine-month periods ended September 30, 2016. A total of $8,258 and $13,318 of principal was outstanding under the loan at September 30, 2017 and December 31, 2016, respectively. No accrued interest was outstanding under the loan at September 30, 2017 and December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The carrying value of the Company’s outstanding notes receivable was $38,380 and $93,121 at September 30, 2017 and December 31, 2016, respectively, all of which was due from unrelated third parties. The Company had interest receivable of $838 outstanding at December 31, 2016. The Company did not have any interest receivable outstanding at September 30, 2017. The Company generated interest income of $543 and $1,931 during the three- and nine-month periods ended September 30, 2017, and generated interest income of $310 during the three- and nine-month periods ended September 30, 2016.

Notes Receivable – Related Parties

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Raceland QSR. The Company loaned an additional $595,635 to Raceland QSR during the nine-month period ended September 30, 2016, of which $445,683 was repaid to the Company during the nine-month period ended September 30, 2016. The Company loaned an additional $6,341 to Raceland QSR during the remainder of the year ended December 31, 2016. The loan accrued interest at a rate of 6% per year and was payable on demand. Raceland QSR did not make any interest payments under the loan during the year ended December 31, 2016. All accrued but unpaid interest was written off during the year ended December 31, 2016. During the three- and nine-month periods ended September 30, 2016, the Company recorded an allowance for uncollectible notes receivable of $271,590. Raceland QSR subsequently transferred the outstanding balance of the note receivable to Seediv in December 2016, and the outstanding balance of the loan was repaid in full on December 19, 2016 when the Company acquired Seediv. Accordingly, no principal was outstanding under the loan at September 30, 2017 and December 31, 2016. A description of the acquisition of Seediv by the Company is set forth herein under Note 5. Acquisition of Seediv.

Note 10. Debt Obligations

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bear interest at a rate of 6% per annum and provide for the payment of all principal and interest three years after the date of the respective notes. The notes provide for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they are not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, a total original principal balance of $7,000 was outstanding under the two remaining notes at September 30, 2017 and December 31, 2016. These notes are currently in default.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Between January 1, 2017 and September 30, 2017, the Company repaid the remaining outstanding balance of $16,103 to Blue Victory under the credit facility. Accordingly, no principal was outstanding under the credit facility at September 30, 2017.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On December 19, 2016, the Company acquired Seediv. In connection therewith, the Company assumed debt owed by Seediv to Blue Victory pursuant to the terms of a promissory note issued by Seediv in favor of Blue Victory in the amount of $216,469. The promissory note accrued interest at a rate of 6% per annum and was payable on demand. No payments were made by the Company under the promissory note during the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the promissory note was $216,469 at December 31, 2016. The Company repaid the remaining outstanding balance of the promissory note during the three- and nine-month periods ended September 30, 2017. Accordingly, no principal was outstanding under the promissory note at September 30, 2017.

During the nine-month period ended September 30, 2017, the Company borrowed $499,837 from Blue Victory and repaid $473,589 to Blue Victory under a separate loan. The loan accrues interest at a rate of 6% per annum and is payable on demand. Accordingly, the amount of principal outstanding under the loan was $26,248 at September 30, 2017.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $33,248 and $239,572 at September 30, 2017 and December 31, 2016, respectively, as follows:

	September 30,	December 31,
	2017	2016
Notes payable – related party	$26,248	$232,572
Notes payable – in default	7,000	7,000
Total notes payable, net	$33,248	$239,572

Note 11. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at September 30, 2017 and December 31, 2016, of which 6,935,119 and 6,647,464 shares of common stock were outstanding at September 30, 2017 and December 31, 2016, respectively.

In September 2011, the Company entered into an agreement with a consultant pursuant to which the Company agreed to issue 1,000,000 shares of its common stock to the consultant as payment for services to be performed in accordance with the terms of the agreement. The shares were valued at the closing price of the Company’s common stock on the date of grant for total consideration of $150,000. The Company had not issued any of the shares to the consultant as of September 30, 2017 and December 31, 2016. Accordingly, the Company had an outstanding balance of $150,000 in stock subscriptions payable at September 30, 2017 and December 31, 2016.

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

The Company recognized $13,500 of stock compensation expense during the nine-month period ended September 30, 2017 in connection with the vesting of the shares of common stock earned by Mr. Kasturi on April 1, 2017. The Company recognized $148 and $13,500 of stock compensation expense during the three- and nine-month periods ended September 30, 2017, respectively, in connection with the vesting of the shares of common stock earned by Mr. Kasturi on July 1, 2017. The Company also recognized $13,352 of stock compensation expense during the three- and nine-month periods ended September 30, 2017 in connection with the vesting of the shares of common stock to be earned by Mr. Kasturi on October 1, 2017. This amount was credited to stock subscriptions payable.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In May 2017, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company for a term of one year. Under the terms of the agreement, the Company agreed to pay Maxim $5,000 per month during the term of the agreement and issue 225,000 shares of common stock to Maxim upon the execution of the agreement. The Company recognized $180,000 of stock compensation expense during the nine-month period ended September 30, 2017 in connection with the issuance of the shares.

In August 2017, the Company approved the issuance of a total of 2,750 shares of its common stock to certain of its non-executive employees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $2,338 of stock compensation expense in connection therewith during the three- and nine-month periods ended September 30, 2017. This amount was credited to stock subscriptions payable.

In August 2017, the Company approved the issuance of a total of 13,000 shares of its common stock to certain of its franchisees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $11,050 of stock compensation expense in connection therewith during the three- and nine-month periods ended September 30, 2017. This amount was credited to stock subscriptions payable.

In August 2017, the Company issued 35,295 shares of its common stock to a consultant as payment for $30,000 of consulting fees then due and payable by the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant.

The Company recognized a total of $26,889 and $233,740 for stock compensation expense during the three- and nine-month periods ended September 30, 2017, respectively, and recognized a total of $12,568 and $37,295 for stock compensation expense during the three- and nine-month periods ended September 30, 2016, respectively. The Company had a total of $176,741 and $150,000 of stock subscription payable outstanding at September 30, 2017 and December 31, 2016, respectively.

Note 12. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- and nine-month periods ended September 30, 2017 and 2016, and no stock options or warrants were exercised during the three- and nine-month periods ended September 30, 2017 and 2016. There were no stock options or warrants outstanding at September 30, 2017 or December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Note 13. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2017, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc. 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of September 30, 2017, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Nocatee Restaurant

In October 2013, DWG Acquisitions entered into a triple net shopping center lease with NTC-REG, LLC (“NTC-REG) for the Nocatee Restaurant pursuant to which DWG Acquisitions leased approximately 2,900 square feet of space. The lease provides for an initial monthly rent payment of $1,100 and an additional annual rent payment equal to the amount by which 6% of the restaurant’s annual gross sales exceeds the aggregate monthly rent payments accrued during the applicable year. The lease has an initial term of 53 months and provides DWG Acquisitions with an option to extend the lease by an additional term of 60 months. The lease was assumed by Seediv when Seediv acquired all of the assets and liabilities associated with the Nocatee Restaurant and the Youngerman Circle Restaurant from DWG Acquisitions pursuant to the terms of that certain Asset Purchase Agreement, dated December 1, 2016, by and between Seediv and DWG Acquisitions (the “Asset Purchase Agreement”).

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On April 1, 2017, DWG Acquisitions, Seediv and NTC-REG entered into an assignment and assumption & first modification to lease agreement for the Nocatee Restaurant. Under the agreement, DWG Acquisitions assigned all of its right, title, interest and claim in and to the Nocatee Lease, and Seediv assumed the payment and performance of all obligations, liabilities and covenants of DWG Acquisitions under the lease for the Nocatee Restaurant. In addition, the parties amended certain terms of the lease to state that the lease covers approximately 3,400 square feet of space, to extend the term of the lease for a 60-month period commencing on April 1, 2018 and expiring March 31, 2023, and to change the rent payments to an initial monthly rent payment of $7,035 without an additional annual rent payment.

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

Rent expense was $98,748 and $205,220 during the three- and nine-month periods ended September 30, 2017, respectively, and was $5,718 and $17,053 during the three- and nine-month period ended September 30, 2016, respectively.

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

Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 48.9% of the Company’s common stock at September 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at September 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. The Company generated revenue of $15,000 and $35,000 from DWG Acquisitions under the assignment agreements related to the Levy and Ovations subcontractor concession agreements during the three- and nine-month periods ended September 30, 2016. The Company generated fees of $1,915 and $(2,680) from DWG Acquisitions under the assignment agreement related to the Jacksonville Sportservice sub-concession agreement during the three- and nine-month periods ended September 30, 2017. The fees were credited against the Company’s ad fund liability.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Financing Transactions

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. In March 2017, the Company and Blue Victory entered into an amendment to the loan agreement to reduce the maximum amount of funds available under the credit facility from $1 million to $50,000. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017. He owned approximately 48.9% of the Company’s common stock and 90% of the equity interests in Blue Victory at September 30, 2017. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. The Company had total principal in the amount of $16,103 outstanding under the credit facility at December 31, 2016. No principal was outstanding under the credit facility at September 30, 2017. A description of the credit facility is set forth herein under Note 10. Debt Obligations.

During the nine-month period ended September 30, 2017, the Company borrowed $499,837 from Blue Victory and repaid $473,589 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $26,248 at September 30, 2017. A description of this loan from Blue Victory is set forth herein under Note 10. Debt Obligations.

Leases

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee Restaurant and the Youngerman Circle Restaurant from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement, and became an obligation of the Company when the Company acquired Seediv on December 19, 2016. On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 48.9% of the Company’s common stock at September 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions and Raceland QSR at September 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions and Raceland QSR during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. A description of the leases is set forth herein under Note 14. Commitments and Contingencies.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 48.9% of the Company’s common stock at September 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at September 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. The Company generated $19,644 and $56,106 in royalties from DWG Acquisitions under the franchise agreement during the three- and nine-month period ended September 30, 2016. The Company did not generate any royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2017 as the Company owned the Nocatee Restaurant during those periods.

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

In December 2016, the Company acquired Seediv and Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 48.9% of the Company’s common stock at September 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at September 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. The Company generated $22,105 and $70,610 in royalties from DWG Acquisitions under the franchise agreement during the three- and nine-month periods ended September 30, 2016. The Company did not generate any royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2017 as the Company owned the Youngerman Circle Restaurant during those periods.

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 48.9% of the Company’s common stock at September 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at September 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. The Company generated $10,193 and $32,224 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2017, respectively, and generated $10,887 and $35,308 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. DWG Acquisitions closed the restaurant in January 2017. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 48.9% of the Company’s common stock at September 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at September 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. The Company generated $1,520 in royalties from DWG Acquisitions under the agreement during the nine-month period ended September 30, 2017, and generated $8,088 and $28,010 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016, respectively.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. DWG Acquisitions sold the restaurant to an unrelated third party on January 1, 2017, on which date the third party became the franchisee and the Company terminated the franchise agreement with DWG Acquisitions. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 48.9% of the Company’s common stock at September 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at September 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. The Company generated $10,464 and $34,171 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016, respectively. The Company did not generate any royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2017.

In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 48.9% of the Company’s common stock at September 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at September 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. The Company generated $14,013 and $37,245 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2017, respectively, and generated $14,786 and $41,822 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Pensacola, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 48.9% of the Company’s common stock at September 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at September 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. The Company generated $7,408 and $22,152 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2017. The Company generated $8,861 and $22,809 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the nine-month period ended September 30, 2016.

In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Kingsland, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017, and owned approximately 48.9% of the Company’s common stock at September 30, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at September 30, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the nine-month period ended September 30, 2017 and the year ended December 31, 2016. The Company generated $8,671 and $30,202 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2017, respectively. The Company generated $13,027 and $34,509 in royalties from DWG Acquisitions under the agreement during the three- and nine-month periods ended September 30, 2016, respectively, and generated $30,000 in franchise fees from DWG Acquisitions under the agreement during the nine-month period ended September 30, 2016.

The Company generated a total of $40,285 and $123,343 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three- and nine-month periods ended September 30, 2017, respectively, and generated a total of $112,860 and $418,344 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three- and nine-month periods ended September 30, 2016. The Company had a total of $3,056 and $14,568 of accounts receivable outstanding from DWG Acquisitions at September 30, 2017 and December 31, 2016, respectively, and had a total of $37,093 of ad funds receivable outstanding from DWG Acquisitions at September 30, 2017. The Company did not have any ad funds receivable outstanding from DWG Acquisitions at December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Loans

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Raceland QSR. The Company loaned an additional $595,635 to Raceland QSR during the nine-month period ended September 30, 2016, of which $445,683 was repaid to the Company during the nine-month period ended September 30, 2016. The Company loaned an additional $6,341 to Raceland QSR during the remainder of the year ended December 31, 2016. The loan was paid off in full by Raceland QSR during the year ended December 31, 2016. Seenu G. Kasturi owned approximately 8.7% of the Company’s common stock and all of the equity interests in Raceland QSR during the period for which the loan was outstanding. He also served as the President, Treasurer and Secretary of Raceland QSR during the year ended December 31, 2016. A description of the loan is set forth herein under Note 9. Notes Receivable.

Acquisition of Seediv

On December 19, 2016, the Company acquired all of the outstanding membership interests of Seediv from Seenu G. Kasturi. In connection therewith, the Company assumed debt owed by Seediv to Blue Victory pursuant to the terms of a promissory note issued by Seediv in favor of Blue Victory in the amount of $216,469. The loan was paid off in full by Raceland QSR during the nine-month period ended September 30, 2017. Mr. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests of Seediv at December 19, 2016. He also served as the President, Treasurer and Secretary of Seediv at December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv. A description of the promissory note is set forth herein under Note 10. Debt Obligations.

Sale of Ownership Interest in Paradise on Wings

On September 30, 2017, the Company sold its 50% ownership interest in Paradise on Wings to Seenu G. Kasturi for $24,000. A description of the transaction is set forth herein under Note 4. Investment in Paradise on Wings.

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

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. The Company had not paid any part of the judgment or the accrued interest thereon. As a result, the loss was reflected in settlement agreements payable at September 30, 2017 and December 31, 2016. Interest expense in the amount of $2,841 and $8,431 accrued on the outstanding balance of the settlement agreement payable during the three- and nine-month periods ended September 30, 2017, respectively, and interest expense in the amount of $2,841 and $8,462 accrued on the outstanding balance of the settlement agreement payable during the three- and nine-month periods ended September 30, 2016, respectively. The interest expense was credited to settlement agreements payable.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. A total of $31,836 and $25,980 of accrued interest, and $10,586 of other expenses, were outstanding at September 30, 2017 and December 31, 2016, respectively, resulting in an aggregate potential loss of $153,961 and $148,105 at September 30, 2017 and December 31, 2016, respectively. The potential losses of $153,961 and $148,105 were reflected in accrued legal settlement at September 30, 2017 and December 31, 2016, respectively. This case is currently pending.

Note 17. Subsequent Events

On October 1, 2017, Seenu G. Kasturi earned 8,177 shares of the Company’s common stock pursuant to the terms of his employment agreement with the Company.

ARC Group, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On October 4, 2017, Seediv entered into an Agreement for Purchase and Sale of Real Estate with Raceland QSR pursuant to which Seediv agreed to purchase the real property located at 6055 Youngerman Circle in Argyle Circle, Jacksonville, Florida 32244 (the “Property”) from Raceland QSR. The purchase price for the Property will be the lesser of: (i) $2 million, or (ii) the appraised value of the Property determined by the appraisal completed by the financing source proposed to be utilized by Seediv to finance the acquisition of the Property. The agreement provides for the payment by Seediv of a deposit of $10,000 within 10 days of the date of the agreement to an escrow agent to be selected by the parties with the remainder of the purchase price to be paid by Seediv at closing. Seediv has the right to terminate the transaction in the event that certain feasibility studies, the title commitment or the appraisal is unsatisfactory to Seediv, or if Raceland QSR breaches any of its representations, warranties, covenants, agreements or obligations under the agreement, in which case the deposit shall be returned to Seediv. The closing of the transaction will occur on December 3, 2017.

On or about October 18, 2017, the Company issued the 2,750 shares of common stock previously approved for issuance to certain of its non-executive employees as incentive compensation in August 2017.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below and Item 1A. Risk Factors of our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2016. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors of our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2016 and elsewhere in this report. The following should be read in conjunction with our consolidated financial statements beginning on page 1 of this report.

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

On October 4, 2017, Seediv entered into an Agreement for Purchase and Sale of Real Estate with Raceland QSR, LLC, a Louisiana limited liability company (“Raceland QSR”). Under the terms of the agreement, Seediv agreed to purchase the real property located at 6055 Youngerman Circle in Argyle Circle, Jacksonville, Florida 32244 (the “Property”) from Raceland QSR. The purchase price for the Property will be the lesser of: (i) $2 million, or (ii) the appraised value of the Property determined by the appraisal completed by the financing source proposed to be utilized by Seediv to finance the acquisition of the Property. The agreement provides for the payment by Seediv of a deposit of $10,000 within 10 days of the date of the agreement to an escrow agent to be selected by the parties with the remainder of the purchase price to be paid by Seediv at closing. Seediv has the right to terminate the transaction in the event that certain feasibility studies, the title commitment or the appraisal is unsatisfactory to Seediv, or if Raceland QSR breaches any of its representations, warranties, covenants, agreements or obligations under the agreement, in which case the deposit shall be returned to Seediv. The closing of the transaction will occur on December 3, 2017.

We had 24 Dick’s Wings & Grill restaurants and one Dicks’ Wings concession stand at the end of our 2016 fiscal year. During our 2017 fiscal year, we opened a second concession stand closed two of our franchised restaurants. As a result, we currently have 22 Dick’s Wings & Grill restaurants and two Dicks’ Wings concession stands. Of our 22 restaurants, 17 are located in Florida and five are located in Georgia. Our concession stands are also located in Florida. Two of the restaurants are owned by us. The remaining 20 restaurants are owned and operated by franchisees.

Strategy

Our plan is to grow our company from a Florida and Georgia based franchisor of Dick’s Wings restaurants into a diversified restaurant company operating a portfolio of premium restaurant brands and, in some cases, their related real estate properties. We intend to focus on developing brands that offer a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere in a diverse set of markets across the Unites States.

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

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands and, in some cases, their related real estate properties. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices. We are seeking real estate properties that enable us to build equity through monthly debt payments rather than rent payments, that provide us with tax and other expense incentives, and that offer long-term appreciation potential.

Financial Results

We achieved revenue of $1,047,404 for the three-month period ended September 30, 2017, compared to $183,591 for the three-month period ended September 30, 2016, primarily due to an increase of $841,214 for sales by the company-owned restaurants that we acquired through our acquisition of Seediv. Our total operating expenses increased $607,254 to $1,068,963 for the three-month period ended September 30, 2017, compared to $461,709 for the three-month period ended September 30, 2016, primarily due to an increase of $858,964 for restaurant operating costs for the company-owned restaurants that we acquired through our acquisition of Seediv. We generated a loss from operations of $21,559 for the three-month period ended September 30, 2017, compared to a loss from operations of $278,118 for the three-month period ended September 30, 2016. We generated a net loss of $89, or $0.00 per share, for the three-month period ended September 30, 2017, compared to a net loss of $4,235, or $0.00 per share, for the three-month period ended September 30, 2016.

We achieved revenue of $3,228,054 for the nine-month period ended September 30, 2017, compared to $791,407 for the nine-month period ended September 30, 2016, primarily due to an increase of $2,595,679 for sales by the company-owned restaurants that we acquired through our acquisition of Seediv. Our total operating expenses increased $2,326,553 to $3,154,709 for the nine-month period ended September 30, 2017, compared to $828,156 for the nine-month period ended September 30, 2016, primarily due to an increase of $2,470,461 for restaurant operating costs for the company-owned restaurants that we acquired through our acquisition of Seediv. We generated income from operations of $73,345 for the nine-month period ended September 30, 2017, compared to a loss from operations of $36,749 for the nine-month period ended September 30, 2016. We generated net income of $87,675, or $0.01 per share, for the nine-month period ended September 30, 2017, compared to net income of $245,939, or $0.04 per share, for the nine-month period ended September 30, 2016. Net cash flows provided by operating activities increased $15,747 to $242,619 for the nine-month period ended September 30, 2017, compared to $226,872 for the nine-month period ended September 30, 2016.

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

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2016 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided herein under Note 2. Basis of Presentation and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in our consolidated financial statements.

Comparison of the Three-Month Periods Ended September 30, 2017 and 2016

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants, and royalty payments, franchise fees and area development fees that we receive from our franchisees. Revenue increased $863,813 to $1,047,404 for the three-month period ended September 30, 2017 from $183,591 for the three-month period ended September 30, 2016. The increase of $863,813 was due primarily to an increase of $841,241 for sales by our company-owned restaurants that we acquired through our acquisition of Seediv. We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consists of cost of sales, labor expenses, occupancy expenses and other operating expenses that we incur in connection with the operation of the company-owned restaurants that we acquired through our acquisition of Seediv. Restaurant operating costs were $858,964 for the three-month period ended September 30, 2017. We did not incur any restaurant operating costs for the three-month period ended September 30, 2016 because we did not acquire Seediv until December 19, 2016. Our restaurant operating costs consisted of $274,846 for cost of sales, $293,035 for labor expenses, $92,729 for occupancy expenses, and $198,354 for other operating expenses. We expect our restaurant operating costs to remain at similar levels during the next 12 months.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees increased $15,425 to $67,975 for the three-month period ended September 30, 2017 from $52,550 for the three-month period ended September 30, 2016. The increase of $15,425 was due primarily to an increase of $13,550 for consulting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and other employees that are not employed by our company-owned restaurants, and the related payroll taxes. Employee compensation expense decreased $49,567 to $91,033 for the three-month period ended September 30, 2017 from $140,600 for the three-month period ended September 30, 2016. The decrease of $49,567 was due primarily to a decrease of $57,237 for salaries and hourly wages paid to employees, partially offset by an increase of $14,321 for stock compensation expense. We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, investor relations expenses, shareholder meeting expenses, bad debt expense, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $217,568 to $50,991 for the three-month period ended September 30, 2017 from $268,559 for the three-month period ended September 30, 2016. The decrease of $217,568 was due primarily to a decrease of $273,763 for bad debt expense, partially offset by an increase of $15,097 for SEC filings fees and investor relations expenses and increases in other miscellaneous general and administrative expenses. We expect general and administrative expenses to increase over the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings consists of our share of the income from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Income from investment in Paradise on Wings was $101,056 for the three-month period ended September 30, 2016. We did not generate any income from investment in Paradise on Wings for the three-month period ended September 30, 2017. We performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 and determined that, for the reasons more fully described herein under Note 8. Fair Value Measurements in our consolidated financial statements, an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of our investment in Paradise on Wings was zero at September 30, 2017 and December 31, 2016. In addition, because the carrying amount of our investment in Paradise on Wings was zero at September 30, 2017, the amount of our share of net loss incurred by Paradise on Wings that we recognized during the three-month period ended September 30, 2017 was zero. We sold our 50% ownership interest in Paradise on Wings on September 30, 2017. As a result, we do not expect to recognize any income or losses from investment in Paradise on Wings in the future.

Gain on Settlement of Liabilities

Gain on settlement of liabilities consists of the gain that we realized upon entering into a settlement agreement with Guiseppe Cala with respect to several legal proceedings that had been initiated between us and Mr. Cala and breaches of a settlement agreement entered into between us and Mr. Cala in 2010. We recognized a gain on the settlement of liabilities of $175,449 for the three-month period ended September 30, 2016. We did not recognize any gain on the settlement of liabilities for the three-month period ended September 30, 2017. A description of the current settlement agreement, the 2010 settlement agreement and the legal proceedings is set forth under Note 16. Judgments in Legal Proceedings in our consolidated financial statements. We do not expect to generate any additional gain on settlement of liabilities during the next 12 months.

Net Loss

We generated a net loss of $89 for the three-month period ended September 30, 2017 compared to a net loss of $4,235 for the three-month period ended September 30, 2016. The decrease of $4,146 was due primarily to an increase of $863,813 for revenue and decreases of $49,567 for employee compensation expense and $217,568 for general and administrative expenses. This was partially offset by increases of $858,964 for restaurant operating costs and decreases of $175,449 for gain on settlement of liabilities and $101,056 for income from investment in Paradise on Wings. We expect to continue generating net income during the next 12 months as we generate revenue and income from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Comparison of the Nine-Month Periods Ended September 30, 2017 and 2016

Revenue

Revenue increased $2,436,647 to $3,228,054 for the nine-month period ended September 30, 2017 from $791,407 for the nine-month period ended September 30, 2016. The increase of $2,436,647 was due primarily to an increase of $2,595,679 for sales by our company-owned restaurants, partially offset by decreases of $105,000 for franchise fees received from our franchisees. The increase in sales by our company-owned restaurants was attributable to the restaurants that we acquired through our acquisition of Seediv. The decrease in franchise fees was attributable to a reduction in new franchise agreements that we executed during the nine-month period ended September 30, 2017.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs were $2,470,461 for the nine-month period ended September 30, 2017. We did not incur any restaurant operating costs for the nine-month period ended September 30, 2016 because we did not acquire Seediv until December 19, 2016. Our restaurant operating costs consisted of $869,600 for cost of sales, $857,933 for labor expenses, $187,264 for occupancy expenses, and $555,664 for other operating expenses. We expect our restaurant operating costs to remain at similar levels during the next 12 months.

Professional Fees. Professional fees increased $229,735 to $351,185 for the nine-month period ended September 30, 2017 from $121,450 for the nine-month period ended September 30, 2016. The increase of $229,735 was due primarily to increases of $180,000 for stock compensation expense and $44,566 for consulting fees.

Employee Compensation Expense. Employee compensation expense decreased $139,956 to $250,626 for the nine-month period ended September 30, 2017 from $390,582 for the nine-month period ended September 30, 2016. The decrease of $139,956 was due primarily to a decrease of $160,850 for salaries and hourly wages paid to employees, partially offset by increases in other miscellaneous employee compensation expenses. We expect employee compensation expense to increase over the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses decreased $233,687 to $82,437 for the nine-month period ended September 30, 2017 from $316,124 for the nine-month period ended September 30, 2016. The decrease of $233,687 was due primarily to a decrease of $273,763 for bad debt expense, partially offset by $26,375 for SEC filings fees and investor relations expenses and increases in other miscellaneous general and administrative expenses.

Income From Investment in Paradise on Wings

Income from investment in Paradise on Wings consists of our share of the income from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Income from investment in Paradise on Wings was $106,082 for the nine-month period ended September 30, 2016. We did not generate any income from investment in Paradise on Wings for the nine-month period ended September 30, 2017. We performed a review of its investment in Paradise on Wings at the end of the year ended December 31, 2016 and determined that, for the reasons more fully described herein under Note 8. Fair Value Measurements in our consolidated financial statements, an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of our investment in Paradise on Wings was zero at September 30, 2017 and December 31, 2016. In addition, because the carrying amount of our investment in Paradise on Wings was zero at September 30, 2017, the amount of our share of net loss incurred by Paradise on Wings that we recognized during the nine-month period ended September 30, 2017 was zero. We sold our 50% ownership interest in Paradise on Wings on September 30, 2017.

Gain on Settlement of Liabilities

We recognized a gain on the settlement of liabilities of $175,449 for the nine-month period ended September 30, 2016. We did not recognize any gain on the settlement of liabilities for the three-month period ended September 30, 2017. A description of the current settlement agreement, the 2010 settlement agreement and the legal proceedings is set forth under Note 16. Judgments in Legal Proceedings in our consolidated financial statements.

Net Income

We generated net income of $87,675 for the nine-month period ended September 30, 2017 compared to $245,939 for the nine-month period ended September 30, 2016. The decrease of $158,264 was due primarily to increases of $2,470,461 for restaurant operating costs and $229,735 for professional fees, and decreases of $106,082 for income from investment in Paradise on Wings and $175,449 for gain on settlement of liabilities. This was partially offset by an increase of $2,436,647 for revenue and decreases of $139,956 for employee compensation expense and $233,687 for general and administrative expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short- and long-term debt and cash flows from operating activities.

Net cash provided by operating activities was $242,619 during the nine-month period ended September 30, 2017 compared to $226,872 during the nine-month period ended September 30, 2016. The increase of $15,747 was due primarily to an increase of $196,445 for stock compensation expense, and decreases of $106,082 for income from investment in Paradise on Wings, $175,449 for gain on settlement of liabilities and $95,126 for accounts receivable. This was partially offset by decreases of $158,264 for net income, $271,590 for bad debt expense and $113,988 for accounts payable and accrued liabilities.

Net cash provided by investing activities was $45,686 during the nine-month period ended September 30, 2017 compared to net cash used by investing activities of $224,545 during the nine-month period ended September 30, 2016. The difference of $270,231 was due to decreases of $74,593 for the issuance of notes receivable and $595,635 for the issuance of notes receivable to related parties, and increases of $54,741 for repayments of notes receivable and $24,000 for the sale of our 50% ownership interest in Paradise on Wings. This was partially offset by a decrease of $445,683 for the repayment of notes receivable issued to related parties, and an increase of $33,055 for purchases of fixed assets.

Net cash used by financing activities was $206,324 during the nine-month period ended September 30, 2017. We did not have any net cash flows from financing activities during the nine-month period ended September 30, 2016. The increase of $206,324 of net cash used by financing activities was due to a decrease of $783,323 for proceeds from the issuance of notes payable to related parties, partially offset by a decrease of $576,999 for repayments of notes payable issued to related parties.

Our primary sources of capital since January 1, 2016 are set forth below.

During the year ended December 31, 2016, we borrowed $840,353 under our credit facility with Blue Victory and repaid $824,250 under the credit facility. Accordingly, the amount of principal outstanding under the credit facility was $16,103 at December 31, 2016. We repaid the remaining $16,103 under the credit facility during the nine-month period ended September 30, 2017. Accordingly, no principal was outstanding under the credit facility at September 30, 2017. A summary of the terms of our credit facility with Blue Victory is set forth herein under Note 10. Debt Obligations in our consolidated financial statements.

During the nine-month period ended September 30, 2017, we borrowed $499,837 from Blue Victory and repaid $473,589 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $26,248 at September 30, 2017. A description of this loan from Blue Victory is set forth herein under Note 10. Debt Obligations in our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4.	Controls and Procedures.

As of September 30, 2017, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

In July 2017, we issued 16,823 shares of our common stock to Seenu G. Kasturi under the terms of his employment agreement with us. The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. A description of Mr. Kasturi’s employment agreement is set forth herein under Note 14. Commitments and Contingencies in our consolidated financial statements.

In August 2017, we approved the issuance of a total of 2,750 shares of our common stock to certain of our non-executive employees as incentive compensation. The securities were issued to a limited number of individuals in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In August 2017, we approved the issuance of a total of 13,000 shares of our common stock to certain of our franchisees as incentive compensation. The securities were issued to a limited number of individuals in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In August 2017, we issued 35,295 shares of our common stock to a consultant as payment for $30,000 of consulting fees that we owed the consultant. The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

ARC GROUP, INC.

Date: November 14, 2017	/s/ Seenu G. Kasturi
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