Form 10-K
period 2017-12-31
ARC Group, Inc.
filed 2018-03-30
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-K

_______________________

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________.

Commission File Number:	000-54226

ARC GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-3649554
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

6327-4 Argyle Forest Blvd.
Jacksonville, FL	32244
(Address of principal executive offices)	(Zip Code)

(904) 741-5500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

None	Not Applicable

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2017, was $2,290,510. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not a conclusive determination for other purposes.

As of March 28, 2018, there were 6,974,008 shares of the registrant’s common stock outstanding.

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

The first major component of our growth strategy is the continued development and expansion of our legacy Dick’s Wings brand. Key elements of our strategy include strengthening the brand, developing new menu items, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets in the United States. We believe there are meaningful opportunities to grow the number of Dick’s Wings restaurants and have implemented a rigorous and disciplined approach to drive franchising sales. In our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. In new markets, we plan to open several restaurants at a time to quickly build our brand awareness.

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification, like our acquisition of Seediv, LLC, a Louisiana limited liability company that is the owner of two Dick’s Wings restaurants (“Seediv”), in December 2016. A description of our acquisition of Seediv is set forth herein under Note 5 – Acquisition of Seediv in our consolidated financial statements. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices.

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

Restaurants

Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and non-traditional units like our Dick’s Wings concession stands at TIAA Bank Field (formerly EverBank Field). We currently have 22 Dick’s Wings & Grill restaurants and two Dicks’ Wings concession stands. Of our 22 restaurants, 17 are located in Florida and five are located in Georgia. Our concession stands are also located in Florida. Two of our restaurants are owned by us, and the remaining 20 restaurants are owned and operated by franchisees. Our concession stands at TIAA Bank Field are also owned by us.

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

Restaurant Atmosphere

We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. Our restaurants have a children’s area filled with video games and other forms of children’s entertainment that is visible from most of the tables in the restaurant, making our restaurants an ideal place for families to take their children. Our restaurants also have high-definition televisions located throughout the restaurants, making our restaurants an ideal gathering place for sports enthusiasts. We tailor the content and volume of our video and audio programming to reflect our customers’ tastes. We believe the design of our restaurants enhances our customers’ experiences, drives repeat visits, and solidifies the broad appeal of our brand.

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

Supply and Distribution

We strive to maintain high quality standards. In furtherance of this, we establish the standards and specifications for the products used in the development and operation of our restaurants and for the direct and indirect sources of most of those items. We also have the right to require, and generally do require, that our company-owned restaurants and franchisees purchase products and services only from manufacturers and suppliers that we approve and utilize distributors that we approve. We have arranged for our company-owned restaurants and franchisees to purchase food, supplies and paper goods from Gordon Food Service and purchase soda beverages from The Coca-Cola Company. These requirements help us assure the quality and consistency of the products sold at our restaurants and help us protect and enhance the image of the Dick’s Wings concept and brand.

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

Information Technology

All of our restaurants are equipped with a computerized point-of-sale system. Our point-of-sale system provides effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. It includes a back-office system that has the capability to provide support for inventory, payroll, accounting, accounts payable, cash management and management reporting functions. It also helps dispatch and monitor delivery activities in our restaurants. Our point-of-sale system provides us with the ability to generate weekly and period-to-date operating results on a company-wide, brand-wide, regional or individual restaurant basis. This enables us to closely monitor sales, food and beverage costs, and labor and operating expenses at each of our restaurants. Our point-of-sale system runs on non-proprietary hardware with open architecture and offers intuitive touch screen interface and integrated credit and gift card processing.

We intend to implement additional technology-enabled business solutions in the future targeted at improved financial control, cost management, enhanced customer service and improved employee effectiveness. These solutions will be designed to be used across all of our restaurants and brands. Our strategy is to fully integrate the systems to drive operational efficiencies and enable our employees and franchisees to focus on restaurant operations excellence.

Intellectual Property

We own U.S. registered trademarks for many of the logos, designs and expressions that identify the products and services that we use in our business, including “Dick’s Wings” and “Dick’s Wings & Grill”. We also have common law trademark rights for certain of our proprietary marks. We believe that our trademarks have significant value and are important to our business. Our policy is to pursue registration of our important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks. Under current law and with proper use and registration, our rights in our trademarks will generally last indefinitely. The use of these trademarks by our franchisees has been authorized in our franchise agreements.

We may rely, and in some circumstances do rely, on trade secrets and common law rights to protect our intellectual property. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our Dick’s Wings restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us. We protect our trade secrets and proprietary information, in part, by entering into confidentiality agreements with our employees and franchisees and have included confidentiality provisions in our franchise agreements. We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems. Notwithstanding these protective measures, trade secrets and proprietary rights can be difficult to enforce. While we have confidence in the protective measures that we have implemented, our agreements and security measures may be breached, and we may not have adequate remedies for any such breach.

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

We and our franchisees are subject to federal and state employment laws and regulations, such as the Fair Labor Standards Act and the Immigration Reform and Control Act.  These laws and regulations govern such matters as wage and hour requirements, workers’ compensation insurance, unemployment and other taxes, working and safety conditions, and citizenship and immigration status. A significant number of our and our franchisees’ service, food preparation and other employees are paid at rates related to the federal minimum wage, which is currently $7.25 per hour, and state minimum wages, which ae $8.25 per hour in Florida and $5.15 in Georgia. The amount that we and our franchisees must pay these employees is influenced by the tip credit allowance, which is the amount that an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes. Increases in the federal minimum wage, directly or by either a decrease in the tip credit amount or an insufficient increase in the tip credit amount to match an increase in the federal minimum wage, would increase labor costs for us and our franchisees. In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements, and payments to employees who receive gratuities, may divert financial and management resources and adversely affect our operations or those of our franchisees.

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

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (the “FTC”) as well as the rules and regulations of the states in which we operate. The FTC’s “Franchise Rule” and other federal and state laws regulate the sale of franchises, require registration of a franchise disclosure document with state authorities, and require the delivery of a franchise disclosure document to prospective franchisees. These state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchisor to designate sources of supply.

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

We intend to acquire additional restaurant brands offering us product and geographic diversification during the next 12 months. We may also acquire additional Dick’s Wings & Grill restaurants or acquire other restaurants that we will convert into Dick’s Wings & Grill restaurants, during the next 12 months.

Seasonality

We do not consider our business to be seasonal to any material degree.

Employees

As of March 28, 2018, we had a total of 76 employees. Of this number, 13 full-time employees and 60 part-time employees worked in our company-owned restaurants. The remaining three employees, all of which were full-time employees, worked in our corporate office. Our franchisees are independent business owners, so their employees are not employees of ours and, therefore, are not included in our employee count. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our working conditions and compensation packages are competitive and that our relations with our employees are good.

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

While we generated net income of $344,740 for the year ended December 31, 2017, we incurred a loss from operations of $84,614 for that year and had an accumulated deficit of $4,768,592 at December 31, 2017. We also incurred net losses of $813,713 for the year ended December 31, 2016. Our future profitability is dependent upon our ability to successfully execute our business plan. We can provide no assurance that we will remain profitable or, if we do, that we will be able to sustain or increase profitability on a quarterly or annual basis.  Accordingly, our profitability may decrease or we may generate losses in the future and, in the extreme case, discontinue operations.

We may need to raise additional capital in the future, which capital may not be available or, if available, may not be available on acceptable terms.

Our current cash resources may not be sufficient to sustain our current operations for the next 12 months. While we generated cash flows from operating activities of $248,345 during the year ended December 31, 2017, we incurred cash outflows from operating activities of $10,087 during the year ended December 31, 2016.  We are a party to operating leases for our corporate headquarters and the two Dick’s Wings restaurants that we own that will require minimum payments in the aggregate amount of $215,610 during the year ended December 31, 2017 that will increase to $224,442 during the year ended December 31, 2022. We are also a party to a sponsorship agreement with the Jacksonville Jaguars that will require, in part, cash payments of $200,000 for the year ended December 31, 2018 that will increase each year to $216,490 during the year ended December 31, 2022. Additionally, we are a party to an employment agreement with each of Richard W. Akam, who serves as our Chief Executive Officer, Chief Operating Officer and Secretary, and Seenu G. Kasturi, who serves as our President and Chief Financial Officer, pursuant to which we are obligated to pay Messrs. Akam and Kasturi an initial annual base salary of $150,000 and $26,000, respectively. A summary of the terms of our leases is set forth herein under Note 14. Commitments and Contingencies – Sponsorship Agreements and Note 18. Subsequent Events in our consolidated financial statements, a summary of the terms of our sponsorship agreement with the Jacksonville Jaguars is set forth herein under Note 14. Commitments and Contingencies – Sponsorship Agreements in our consolidated financial statements, and a summary of the terms of our employment agreement with Messrs. Akam and Kasturi is set forth herein under Item 11. Executive Compensation – Employment Agreements and Arrangements. As a result, we may need to raise additional capital during the next 12 months to fund our operations and growth.

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

We acquired our two company-owned restaurants through our acquisition of Seediv on December 19, 2016. Prior to December 19, 2016, all of our restaurants were owned and operated by our franchisees. Our acquisition of these restaurants represents the first time our current management team has undertaken the ownership and operation of any of our restaurants or concession stands. During the year ended December 31, 2017, approximately 81% of our revenue was generated through our company-owned restaurants and concession stands. We expect our company-owned restaurants and concession stands to account for the majority of our revenue during our 2018 fiscal year and for the foreseeable future. Our ability to generate revenue, cash flows and net income through our company-owned restaurants and concession stands will depend upon our ability to successfully operate these businesses. If we are unable to successfully operate our company-owned restaurants and concession stands, our business, financial condition and results of operations will be adversely affected.

We are dependent upon our franchisees for a significant portion of our revenue, and our financial results are closely tied to the operational success of our franchisees.

Of our 22 restaurants, 20 restaurants are owned and operated by our franchisees and the remaining two restaurants are owned and operated by us. Prior to December 19, 2016, all of our restaurants were owned and operated by our franchisees. During the year ended December 31, 2017, approximately 19% of our revenue was generated through our franchisees. While we expect our two company-owned restaurants to account for the majority of our revenue for the foreseeable future, we expect our franchisees to continue to account for a significant portion of our revenue for the foreseeable future. In addition, we intend to franchise most of the new restaurants that we open or acquire in the foreseeable future. As a result, the success of our business will continue to depend in substantial part upon the operational and financial success of our franchisees.

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

Our growth strategy depends in part on our ability to expand our business through the acquisition and development of additional restaurant brands, like our acquisition of Seediv, which is the owner of two Dick’s Wings restaurants, in December 2016. Accordingly, we are actively seeking potential mergers, acquisitions, joint ventures, investments and other strategic initiatives through which we can acquire or develop additional restaurant brands.

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

Our recent acquisition of Seediv resulted in us incurring a future contingent payment, or earn-out payment, based on the achievement of performance targets in the amount of $199,682. Future acquisitions may provide for additional contingent payments based on the achievement of performance targets or milestones. Management must exercise considerable discretion when estimating the fair value of contingent payments. Although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including a change in the forecast of net sales for the earn-out periods, may result in a change in the fair value of contingent consideration, and could have a material adverse impact on our results of operations. In addition, actual payments of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration. Further, these arrangements can impact or restrict the integration of acquired businesses and can, and frequently do, result in disputes, including litigation. Any such impact, restrictions or disputes could have a material adverse impact on our business and results of operations.

In addition, acquisition and development transactions could result in us issuing equity securities or short- or long-term debt to finance the transaction. The issuance of additional equity securities would result in dilution to our stockholders. The issuance of securities exercisable or convertible into shares of our common stock would result in dilution to our stockholders in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity or debt securities that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders. Future acquisition and development transactions could also result in us assuming debt obligations and liabilities and incurring impairment charges related to goodwill, investments and other intangible assets. For example, during our 2016 fiscal year, we assumed debt in the amount of $216,469 in connection with our acquisition of Seediv and recognized a loss on impairment of investment in the amount of $348,143 in connection with the 50% ownership interest in Paradise on Wings Franchise Group, LLC, a Utah limited liability company that is the franchisor of the Wing Nutz® brand of restaurants (“Paradise on Wings”), that we acquired in January 2014. Any future assumption of liabilities or debt or incurrence of impairment charges could harm our business, financial condition and results of operations.

If we are unable to successfully design and execute our growth strategy, our sales and profitability may be adversely affected.

Our ability to grow sales and increase profitability is dependent on us executing upon our growth plan. Our ability to executed upon our growth plan is dependent upon, among other things:

•	our and our franchisees’ ability to grow sales and increase operating profits at existing restaurants with the high-quality food and beverage options and friendly service desired by our customers;

•	our ability to evolve our marketing and branding strategies in order to appeal to our customers;

•	our ability to innovate and implement technology initiatives that provide a unique customer experience;

•	our and our franchisees’ ability to hire, train and retain qualified managers and employees for existing and new restaurants;

•	our and our franchisees’ ability to identify, open and successfully operate new restaurants;

•	our ability to identify adequate sources of capital to finance reinvestment in our existing restaurants, new restaurant development, and new brands;

•	our ability to identify and acquire new company-owned restaurants; and

•	our ability to expand our business through the acquisition and development of additional restaurant brands.

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

Our success depends in large part upon our ability to maintain and enhance the value of our Dick’s Wings brand and our customers’ connection with our Dick’s Wings brand.  Brand value is based in part on consumer perceptions of a variety of subjective qualities. While we believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that customers enjoy in our restaurants, negative business incidents, whether isolated or recurring and whether originating from us, our franchisees or suppliers, could significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation.  For example, our brand could be damaged by claims or perceptions about the quality or safety of our food or suppliers, regardless of whether such claims or perceptions are true.  Any such incident could cause a decline in consumer confidence in, or the perception of, our brand, resulting in a decrease in the value of our brand and consumer demand for our products. This would adversely affect our business, financial condition and results of operations.

Unfavorable publicity could harm our business and our brand.

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation, or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity), or other concerns. Media outlets, including new social media platforms, provide the opportunity for individuals and organizations to publicize inappropriate or inaccurate stories or perceptions about us, our restaurants and the restaurant industry. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to one or more of our restaurants could adversely affect public perception of our entire Dick’s Wings brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business and brand.

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

Our profitability and the profitability of our franchisees depends in part on our ability to anticipate and react to changes in food and supply costs. The market for chicken and beef is particularly volatile and is subject to significant price fluctuations due to seasonal shifts, climate conditions, demand for corn (a key ingredient of chicken and cattle feed), corn ethanol policy, industry demand, commodity markets, food safety concerns, product recalls, government regulation and other factors, all of which are beyond our control and, in many instances, unpredictable. If the price of chicken, beef or other commodities that we and our franchisees use in our and their respective restaurants increases in the future and we choose not to pass, or cannot pass, these increases on to customers, the profitability of us and our franchisees would be negatively impacted. In addition, if we raise our prices to offset increased commodity prices, we and our franchisees may experience reduced sales due to decreased consumer demand, which would have a negative impact on the profitability of us and our franchisees. Any event that negatively impacts our franchisees’ profitability may negatively affect their ability to pay royalties to us and could cause them to close their restaurants. Any decline in franchisee sales would result in reduced royalty payments to us, which in turn would adversely affect our revenue, financial condition and results of operations.

Changes in commodity prices and other restaurant operating costs could adversely affect the results of operations of us and our franchisees.

Any increase in certain commodity prices, such as food, supply and energy costs, could adversely affect the operating results of us and our franchisees.  Because we and our franchisees provide competitively priced food, our and their respective ability to pass along commodity price increases to our customers is limited.  Significant increases in gasoline prices could also result in a decrease in customer traffic at our restaurants or the imposition of fuel surcharges by our distributors, each of which could adversely affect the profit margins of us and our franchisees.

The operating expenses of us and our franchisees also include employee wages and benefits and insurance costs (including workers’ compensation, general liability, property and health) which may increase over time as a result of such factors as minimum wage increases and competition. Any such increases could adversely affect the profitability of us and our franchisees. Any such effect on our franchisees may negatively impact their ability to pay royalties to us and could cause them to close their restaurants. This would adversely affect our business, financial condition and results of operations.

We and our franchisees may be subject to increased labor and insurance costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal and state minimum wage rates increase, we and our franchisees may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase labor costs. In addition, the current premiums that we and our franchisees pay for various types of insurance may increase at any time, thereby further increasing costs. The dollar amount of claims that we and our franchisees actually incur under our respective insurance policies may also increase at any time, thereby further increasing costs. Additionally, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses incurred by us and our franchisees. The occurrence of any of these events could have a negative impact on our business, financial condition and results of operations.

Shortages or interruptions in the availability and delivery of food and other supplies may result in increased costs for us and our franchisees or result in reductions in revenue generated by us and our franchisees.

The products sold at our restaurants are sourced from a wide variety of suppliers and distributors. We and our franchisees are dependent upon these suppliers and distributors to make and deliver food products and supplies that meet our specifications at competitive prices.   Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of the items we and our franchisees purchase and the operations of our restaurants.   Such shortages or disruptions could be caused by product quality issues, production or distribution problems, the inability of our vendors to obtain credit, the financial instability of our suppliers and distributors, the failure of our suppliers or distributors to meet our standards, and other factors relating to the suppliers and distributors. Shortages and disruptions could also be caused by factors outside the control of our suppliers and distributors, such as increased demand, food safety warnings or advisories, inclement weather, natural disasters, such as floods, drought and hurricanes, and other conditions beyond their control.   A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to the operations of our restaurants, which in turn could lead to a decrease in sales and restaurant closures.   In addition, the failure by a supplier or distributor to meet its service requirements could lead to a disruption in supplies until a new supplier or distributor is engaged, and any such disruption could have an adverse effect the operations of us and our franchisees, which could in turn have a negative impact on our business, financial condition and results of operations.

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

We and our franchisees intend to open new restaurants in our existing markets, which may reduce sales performance and customer visits for existing restaurants in those markets. In addition, new restaurants added in existing markets may not achieve sales and operating results at the same level as established restaurants in the market. We review established restaurants regularly for financial performance and other related factors including demographics, economic conditions, consumer preferences, and brand consistency, and we may remodel, relocate, franchise or close restaurants. Same-store sales, average unit volumes, customer traffic levels and margins of existing restaurants may increase or decrease relative to past performance. Any decrease in these metrics would have a negative impact on our business, financial condition and results of operations.

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating, and remodeling of existing restaurants, which may adversely affect our results of operations.

Our revenues and expenses can be impacted significantly by the location, number, and timing of the opening of new restaurants and the closing, relocating, and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and incur other expenses when we close, relocate, or remodel existing restaurants. These expenses are generally higher when we open restaurants in new markets, but the costs of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our business, financial condition and results of operations.

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

The success of our restaurant operations depends, in part, upon our ability to effectively respond to changes in consumer health and disclosure regulations and to adapt our menu offerings to fit the dietary needs and eating habits of our customers without sacrificing flavor. If consumer preferences change significantly, we may be required to modify or discontinue certain of our menu items. To the extent we are unable to respond with appropriate changes to our menu offerings, we and our franchisees could experience a decrease in customer traffic and sales, which would have a negative impact on our business, financial condition and results of operations.

All of our restaurants and concession stands are located in Florida and Georgia, which subjects us to risks and uncertainties associated with economic and other trends and developments in that region of the country.

Currently, 17 of our 22 restaurants, as well as our two concession stands in TIAA Bank Field, are located in northern Florida. Our remaining five restaurants are located in Georgia. As a result, we are particularly susceptible to adverse trends and economic conditions in that region of the country, including its labor markets. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in that region could have a material adverse effect on our business and operations, as could other occurrences in that region, such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or increases in energy prices. We could also be subject to droughts, fires, floods or hurricanes, like Hurricane Irma in September 2017, or other natural disasters, which could have a material adverse effect on our business and operations. In the event any of such changes or events were to occur, our business, financial condition and results of operations could be harmed.

Economic conditions have adversely affected, and may continue to adversely affect, our business and operating results.

We believe that our sales, customer traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, disposable consumer income and, ultimately, consumer confidence. Our customers may have lower disposable income and reduce the frequency with which they dine out due to a variety of economic factors, including higher levels of unemployment, decreased salaries and wage rates, higher consumer debt levels, rising interest rates, increased energy prices, foreclosures, inflation, higher tax rates, increases in commodity prices and other economic factors that may affect discretionary consumer spending. Although the global economy and Unites States economy have shown signs of recovery during the last few years, the United States could enter a period of depressed economic activity in the future. This could result in reduced customer traffic, reduced average checks or limitations on the prices we can charge for our menu items, any of which could reduce our sales and have an adverse impact on our business, financial condition and results of operations

The impact of negative economic factors on our and our franchisees’ existing and potential landlords, developers and surrounding tenants could also negatively affect our financial results. If our or our franchisees’ landlords are unable to obtain financing or remain in good standing under their existing financing arrangements, they may be unable to provide construction contributions or satisfy other lease obligations owed to us or our franchisees. In addition, if our or our franchisees’ landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we or our franchisees may experience a drop in the level of quality of such centers. Any of these events may have a negative impact on our business, financial condition and results of operations.

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

Because our restaurants sell alcoholic beverages, we and our franchisees are required to comply with the alcohol licensing requirements of the federal government and the states and municipalities where our restaurants are located. Alcoholic beverage control regulations require us and our franchisees to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on-premises and to provide service for extended hours and on Sundays. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of our restaurants, including the minimum age of patrons and employees, restaurant hours of operation, advertising and trade practices, wholesale purchasing, inventory control and handling, the storage and dispensing of alcoholic beverages, and other relationships with alcohol manufacturers, wholesalers and distributors. If we or our franchisees fail to comply with federal, state or local regulations, the licenses held by us or our franchisees may be revoked, and we or they may be forced to terminate the sale of alcoholic beverages at one or more of our or their restaurants. This would have a negative impact on sales by us and our franchisees, which in turn would have a negative impact on our business, financial condition and results of operations.

In addition, we and our franchisees are subject to state and local “dram shop” statutes, which may subject us and our franchisees to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Because a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on the business, financial condition and results of operations of us and our franchisees. Further, adverse publicity resulting from any such allegations may adversely affect our business and our brand.

We and our franchisees may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages, all of which are subject to change from time to time. To comply with these regulations, we and our franchisees must obtain licenses and permits to operate our and their restaurants. Typically, the licenses and permits must be renewed annually and may be revoked, suspended or denied renewal for cause at any time if governmental authorities determine that the operations of us or our franchisees violate applicable regulations. The failure of us or our franchisees to obtain and maintain these licenses and permits could delay or result in our decision to cancel the opening of new restaurants or result in the temporary suspension or permanent shutdown of existing restaurants, any of which would adversely affect our business, financial condition and results of operations.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority for us, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. Notwithstanding this, food-borne illnesses, such as E. coli, hepatitis A, trichinosis, “mad cow disease” and salmonella, and food safety issues, such as food tampering, contamination and adulteration, have occurred in the restaurant industry in the past and could occur again in the future. If one of our customers becomes ill from food-borne illnesses or as a result of food safety issues, all of our restaurants may be temporarily closed.  In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of our competitors, or restaurant suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect sales by us and our franchisees. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain. Any report or publicity linking us or one of our restaurants to instances of food-borne illnesses or food safety issues could adversely affect our brand and reputation as well as our business, financial condition and results of operations, and possibly lead to litigation.

Health concerns arising from outbreaks of viruses may have a material adverse effect on our business.

The United States and other countries have experienced, and may experience in the future, outbreaks of viruses, such as H1N1, or “swine flu,” avian flu, SARS and various other forms of influenza. Some viruses, such as avian flu, may cause fear about the consumption of chicken, eggs and other products derived from poultry, which could cause customers to consume less poultry and related products. Avian flu outbreaks could also adversely affect the price and availability of poultry. Other viruses, such as H1N1, may be transmitted through human contact. The risk of contracting viruses could cause employees or customers to avoid gathering in public places, which could adversely affect restaurant customer traffic or the ability to adequately staff restaurants.   We could also be adversely affected if jurisdictions in which we have restaurants impose mandatory closures, seek voluntary closures or impose restrictions on the operation of our restaurants.   Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may negatively affect our business, financial condition and results of operations.

Our failure or inability to enforce our trademarks, trade secrets and other proprietary rights could adversely affect our competitive position or the value of our brand.

We own U.S. registered trademarks for many of the signs, designs and expressions that identify the products and services that we use in our business, including “Dick’s Wings” and “Dick’s Wings & Grill”. We also have common law trademark rights for certain of our proprietary marks and rely upon trade secrets to protect certain of our rights. We believe that our trademarks, trade secrets and other proprietary rights have significant value and are important to our business and competitive position. We, therefore, devote time and resources to the protection of these rights. Our policy is to pursue registration of our important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks. We protect our trade secrets and proprietary information, in part, by entering into confidentiality agreements with our employees and consultants and include confidentiality provisions in our franchise agreements. We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

We cannot assure you that the protective actions that we have taken will successfully prevent unauthorized use or imitation of our intellectual property and proprietary rights by other parties. In the event third parties unlawfully use or imitate our intellectual property and proprietary rights, we could suffer harm to our image, brand and competitive position. If we commence litigation to enforce our intellectual property and proprietary rights, we will incur significant legal fees and may not be successful in enforcing our rights. Moreover, we cannot assure you that third parties will not claim infringement by us of their intellectual property and proprietary rights in the future. Any such claim, whether or not it has merit, could be time-consuming and distracting for management to defend, result in costly litigation, require us to enter into royalty or licensing agreements, or cause us to change existing menu items or delay the introduction of new menu items. As a result, any such claim could have a material adverse effect on our business, financial condition and results of operations.

Our inability to renew existing leases or enter into new leases for new or relocated company-owned restaurants on favorable terms may adversely affect our results of operations.

Each of our two company-owned restaurants are located on leased premises and are subject to varying lease-specific arrangements.  When our leases expire in the future, we will evaluate the desirability of renewing such leases.  While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially.  The success of our restaurants depends in large part on their leased locations.  As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations.  In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. If we are unable to renew existing leases or enter into new leases for new or relocated company-owned restaurants on favorable terms, our business, financial condition and results of operations may be harmed.

We depend upon our executive officers and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

We believe that we have benefited substantially from the leadership and experience of our executive officers, including our Chief Executive Officer, Richard W. Akam, and our President and Chief Financial Officer, Seenu G. Kasturi. Our executive officers may terminate their employment with us at any time without penalty, and we do not maintain key person life insurance policies on any of our executive officers. The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause the price of our common stock to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers could impair our growth and have an adverse effect on our business, financial condition and results of operations.

We and our franchisees must attract and retain qualified restaurant personnel to operate our restaurants.

Our future performance will depend upon the ability of us and our franchisees to attract, motivate, develop and retain a sufficient number of qualified restaurant personnel, including restaurant managers and hourly employees. Competition for these employees is intense, and the availability of employees varies widely from restaurant to restaurant. If we or our franchisees lose the services of our or their respective restaurant employees and are unable to replace them with qualified personnel as needed, or if restaurant management and employee turnover increases, we could experience restaurant disruptions due to management changeover, potential delays in new restaurant openings, or adverse customer reactions to inadequate customer service levels due to employee shortages, all of which would adversely affect our business, financial condition and results of operations.

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

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, the management of our supply chain, the collection of cash, the payment of financial obligations, and various other processes and procedures. Our ability to efficiently manage our business depends on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. In addition, while our computer and communications hardware is protected through physical and software safeguards, it remains vulnerable to fires, storms, floods, hurricanes, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. If we fail to maintain the necessary computer capacity and data to support our accounting and billing departments, for example, we could experience a loss of, or delay in receiving, revenue. Significant capital expenditures may be required to remediate any of the above problems, the payment of which could adversely affect our business, financial condition and results of operations.

Failure to protect the integrity and security of personal information of our customers and employees could result in substantial costs, expose us to litigation and damage our reputation.

We accept electronic payment cards from customers in our restaurants. This exposes us to potential security breaches in which credit/debit card information of our customers may be stolen.   While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents.  Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators.  Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses.

We also receive and maintain certain personal information about our customers and employees. The use of this information by us is regulated at the federal and state levels.  If our security and information systems are compromised or our franchisees or employees fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and results of operations and could result in litigation against us or the imposition of fines and penalties.  In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council.  These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit/debit card information as well as other personal information.  Privacy and information security laws and regulations change over time, and compliance with these changes may result in cost increases due to necessary system and process changes.

We rely on third parties for most of our management information systems and for other back-office functions.

We use third-party vendors to provide, support and maintain most of our management information systems. We also outsource certain accounting, payroll and human resource functions to third-party service providers. The parties that we utilize for these services may not be able to handle the volume of activity or perform the quality of service necessary for our operations. The failure of these parties to fulfill their support and maintenance obligations or service obligations could disrupt our operations. Furthermore, the outsourcing of certain of our business processes could negatively impact our internal control processes. Any such effects on our operations or internal controls could have an adverse effect on our business, financial condition and results of operations.

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

We recently acquired two company-owned restaurants and may acquire or open additional company-owned restaurants in the future. In addition, we plan to open additional franchised restaurants in the future. Each time we acquire or open a new company-owned restaurant, we recognize an immediate and substantial increase in our revenue and operating expenses. Each time we enter into a franchise agreement for a new restaurant, we are entitled to receive a franchise fee in the amount of $35,000. In addition, franchisees that enter into an area development agreement pay us an initial franchise fee of $35,000 for the first restaurant and an area development fee determined by multiplying $15,000 by the number of additional restaurants to be opened in the area. Thereafter, franchisees pay us an initial franchise fee of $30,000 for each subsequent restaurant that they open, against which a credit in the amount of $15,000 is applied. While new accounting standards require the recognition of franchise fees over the term of the franchise agreement rather than when all applicable services have been performed by the franchisor, as was the case under the old accounting standards the new accounting standards apply only to reporting periods beginning after December 15, 2017. Furthermore, when new restaurants open, they typically generate significant customer traffic and, therefore, high sales in their initial months. Over time, these restaurants may experience a decrease in customer traffic and sales compared to their opening months. Accordingly, sales achieved by new restaurants during their initial months of operation may not be indicative of the results they will generate on an ongoing basis in the future. As a result, due to the foregoing factors, results for one fiscal quarter may not be indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

An impairment in the carrying value of our fixed assets, intangible assets or goodwill could adversely affect our financial condition and results of operations

We evaluate the useful lives of our fixed assets and intangible assets to determine if they are definite- or indefinite-lived assets. Reaching a determination on useful life requires significant judgments and assumptions regarding the expected life, future effects of obsolescence, demand, competition, the level of required maintenance expenditures and the expected lives of other related groups of assets, as well as other economic factors, such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment and expected changes in distribution channels. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of fixed assets or intangible assets become impaired, we will have to recognize an impairment charge for the related asset.  For example, during our 2016 fiscal year, we recognized a loss on impairment of investment in the amount of $348,143 in connection with the 50% ownership interest in Paradise on Wings that we acquired in January 2014. In the event we recognize any additional impairment charges in the future, such charges may have a material adverse effect on our business, financial condition and results of operations.

In addition, we may be required to record goodwill in the event we acquire additional restaurants or brands in the future. Goodwill represents the excess of cost over the fair value of identified net assets of business acquired. We will review any goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level. We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We will calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others:

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

Our restaurants could be negatively affected by adverse weather conditions and acts of god, such as regional winter storms, fires, floods, hurricanes, tropical storms and earthquakes, and other disasters, such as oil spills and nuclear meltdowns. Each of our restaurants are located in Florida and Georgia, making them particularly susceptible to hurricanes, tropical storms and flooding, such as Hurricane Irma which cause substantial flooding in the greater Jacksonville, Florida area in September 2017. The occurrence of any such events could cause substantial damage to our restaurants and result in one or more of our restaurants being closed for an indefinite period of time. Such damages could also subject us or our franchisees to substantial repair costs and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Stock

Future sales of our common stock may cause our stock price to decline.

As of March 28, 2018, there were 6,974,008 shares of our common stock outstanding. Of this number, 2,213,166 shares were freely tradable without restriction, unless the shares are purchased by our affiliates. The remaining 4,760,842 shares were “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We may raise additional funds in the future through the issuance of equity securities or debt, which funding may be dilutive to stockholders or impose operational restrictions on us.

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

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

•	fluctuations in our annual or quarterly operating results;

•	changes in capital market conditions or other adverse economic conditions;

•	upgrades or downgrades by securities analysts following our stock;

•	changes in estimates of our future financial results by securities analysts following our stock;

•	our achievement, or our failure to achieve, projected financial results;

•	future sales of our stock by our officers, directors or significant stockholders;

•	investors’ perceptions of our business and prospects relative to other investment alternatives;

•	acquisitions, joint ventures, capital commitments or other significant transactions by us or our competitors;

•	global economic, legal and regulatory factors unrelated to our performance; and

•	the other risks and uncertainties set forth herein under Item 1A. Risk Factors and elsewhere in this report.

The stock market experiences significant price and volume fluctuations that affect the market price of the stock of many companies and that are often unrelated or disproportionate to the operating performance of these companies. Market fluctuations such as these may seriously harm the price of our common stock. Further, securities class action suits have been filed against companies following periods of market volatility in the price of their securities. If such an action is instituted against us, we may incur substantial costs and a diversion of management attention and resources, which would seriously harm our business, financial condition and results of operations. In addition, the initiation of any such action could cause the price of our common stock to decline.

Our quarterly and annual operating results may fluctuate due to increases and decreases in sales, food costs and other factors.

Our quarterly and annual operating results may fluctuate significantly because of a variety of factors, including:

•	increases or decreases in same-store sales;

•	the timing of new restaurant openings;

•	our ability to operate effectively in new markets;

•	the profitability of our restaurants, particularly in new markets;

•	labor availability and costs for management and other personnel;

•	changes in consumer preferences and competitive conditions;

•	negative publicity relating to us, our restaurants, our vendors or the products we serve;

•	disruptions in the type and delivery of our supplies;

•	changes consumer confidence and fluctuations in discretionary spending;

•	changes in our food costs, labor costs or other variable costs and expenses;

•	potential distractions or unusual expenses associated with our expansion plans;

•	the impact of inclement weather, natural disasters, and other calamities; and

•	economic conditions in the jurisdictions in which we operate and nationally.

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

Seenu G. Kasturi beneficially owns approximately 49.2% of our outstanding common stock and has the ability to exert significant control over our business and affairs, which may prevent us from taking actions that may be favorable to our other stockholders.

As of March 28, 2018, Seenu G. Kasturi, who is our President, Chief Financial Officer and Chairman of our board of directors, beneficially owned approximately 49.2% of our outstanding common stock. As a result, Mr. Kasturi has the ability to exert substantial influence over any matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination involving us that could be favorable to you.

An active trading market for our shares of common stock does not currently exist and we can provide no assurance that such a market will develop in the future.

Our shares of common stock are thinly traded. Only a small percentage of our common stock is available to be traded and the price, if traded, may not reflect our actual or perceived value. The liquidity of our stock will be dependent on the perception of our operating business, among other things. Investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. Conversely, trading may be at an inflated price relative to our performance due to, among other things, the lack of available sellers of our shares. In addition, in the event our our shares of common stock are trading at a low price, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept shares of our common stock for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans. We can provide no assurance that an active trading market for our shares of common stock will develop in the future.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting. During the preparation of our audited consolidated financial statements for the year ended December 31, 2017, we identified several control deficiencies that have been classified as material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2017. A description of the material weakness is set forth herein under Item 9A. Controls and Procedures.

The standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We may encounter problems or delays in completing the activities necessary to make future assessments of our internal control over financial reporting and completing the implementation of any necessary improvements. Future assessments may require us to incur substantial costs and may require a significant amount of time and attention of management, which could seriously harm our business, financial condition and results of operations.

If we are unable to establish and maintain an effective system of internal control, we may not be able to accurately report our financial results on a timely basis or prevent fraud.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports on a timely basis or prevent fraud, we may not be able to manage our business as effectively as we would if an effective internal control environment existed, and our business and reputation with investors may be harmed. We have not performed an in-depth analysis to determine if undiscovered failures of internal controls exist and may in the future discover areas of our internal control environment that need improvement. If we are unable to establish and maintain an effective system of internal control, we may not be able to report our financial results in an accurate and timely manner or prevent fraud.

We are not required to obtain an attestation report on our assessment of our internal control over financial reporting from an independent registered public accounting firm, which may cause investors to lose confidence in us and cause the price of our common stock to be negatively impacted.

Under rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are not required to obtain from our independent registered public accounting firm an attestation report on our assessment of our internal control over financial reporting, and we have not voluntarily sought such a report in the past. If we do not voluntarily seek to obtain an unqualified attestation report on our assessment of our internal control over financial reporting from our independent registered public accounting firm in the future, or if we seek to obtain such a report but our independent registered public accounting firm is unable to provide one to us, investors may lose confidence in us and the price of our common stock may be negatively impacted.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and, without voluntary compliance with such provisions, we will not receive the benefits and protections they were enacted to provide.

Our common stock is not listed for trading on a national securities exchange. As a result, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These rules relate to independent director standards, director nomination procedures, audit and compensation committee standards, the use of an audit committee financial expert and the adoption of a code of ethics. Unless we voluntarily elect to fully comply with all of these rules, we will not receive the benefits and protections they were enacted to provide.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.   Properties.

Our corporate headquarters is located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida. Our two company-owned restaurants are located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida and 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida, respectively. We lease each of these locations. A description of our leases is set forth herein under Note 14 – Commitments and Contingencies – Operating Leases and Note 18 – Subsequent Events in our consolidated financial statements. We believe that our corporate headquarters is adequate to support our operations for the next 12 months, and that the properties on which our company-owned restaurants are located are adequate to support their respective operations for the next 12 months.

Item 3.   Legal Proceedings.

In January 2015, Santander Bank filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of approximately $194,000 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During 2016, Santander Bank informed us that certain assets of Ritz Aviation had been sold and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. The outstanding balance of damages sought, together with interest, late fees and other expenses (excluding legal fees), was approximately $156,000 at December 31, 2017. This case is currently pending.

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

	High	Low
Fiscal Year Ended December 31, 2017
Quarter ended March 31, 2017	$2.29	$1.00
Quarter ended June 30, 2017	$1.02	$0.55
Quarter ended September 30, 2017	$1.85	$0.85
Quarter ended December 31, 2017	$2.25	$0.94
Fiscal Year Ended December 31, 2016
Quarter ended March 31, 2016	$0.70	$0.34
Quarter ended June 30, 2016	$0.65	$0.45
Quarter ended September 30, 2016	$1.70	$0.42
Quarter ended December 31, 2016	$2.10	$1.50

The last reported trading price of our common stock as reported on the OTCQB on March 28, 2018 was $1.40 per share.

Holders

As of March 28, 2018, the number of stockholders of record of our common stock was 68.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the growth of our business.

Transfer Agent

The transfer agent for our common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Recent Sales of Unregistered Securities

In October 2017, we approved the issuance of 8,177 shares of our common stock to Seenu G. Kasturi pursuant to the terms of his employment agreement with us. The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. A description of Mr. Kasturi’s employment agreement is set forth herein under Note 14. Commitments and Contingencies – Employment Agreements and Arrangements in our consolidated financial statements.

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

Overview

We were formed in April 2000 to develop the Dick’s Wings concept, and are the owner, operator and franchisor of the Dick’s Wings brand of restaurants. Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill restaurants, which are full service restaurants, and non-traditional units like our Dick’s Wings concession stands at TIAA Bank Field. We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call.

On December 19, 2016, we acquired all of the issued and outstanding membership interests of Seediv for $600,000 and an earn-out payment. Seediv is the owner and operator of the Nocatee and Youngerman Restaurants. A description of our acquisition of Seediv is set forth herein under Note 5 – Acquisition of Seediv in our consolidated financial statements.

We currently have 22 Dick’s Wings & Grill restaurants and two Dicks’ Wings concession stands. Of our 22 restaurants, 17 are located in Florida and five are located in Georgia. Our concession stands are also located in Florida. Two of our restaurants are owned by us, and the remaining 20 restaurants are owned and operated by franchisees. Our concession stands at TIAA Bank Field are also owned by us.

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

The first major component of our growth strategy is the continued development and expansion of our legacy Dick’s Wings brand. Key elements of our strategy include strengthening the brand, developing new menu items, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets in the United States. We believe there are meaningful opportunities to grow the number of Dick’s Wings restaurants and have implemented a rigorous and disciplined approach to drive franchising sales. In our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. In new markets, we plan to open several restaurants at a time to quickly build our brand awareness.

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification, like our acquisition of Seediv in December 2016. A description of our acquisition of Seediv is set forth herein under Note 5 – Acquisition of Seediv in our consolidated financial statements. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices.

Financial Results

We achieved revenue of $4,445,663 for the year ended December 31, 2017, compared to $1,275,448 for the year ended December 31, 2016, primarily due to an increase of $3,482,090 for sales by the company-owned restaurants that we acquired through our acquisition of Seediv, partially offset by a decrease of $311,875 for franchise and other revenue. Our total operating expenses increased $2,441,604 to $4,530,277 for the year ended December 31, 2017 from $2,088,673 for the year ended December 31, 2016, primarily due to an increase of $3,290,694 for restaurant operating costs associated with the operation of the company-owned restaurants that we acquired through our acquisition of Seediv, partially offset by reductions of one-time charges of $251,309 that we recorded for compensation expense that we incurred in connection with our acquisition of Seediv, $502,856 that we recorded for other transaction costs that we incurred in connection with our acquisition of Seediv, and $348,143 that we recorded for loss on impairment of investment related to our 50% ownership interest in Paradise on Wings. Accordingly, we incurred a loss from operations of $84,614 and $813,225 during the years ended December 31, 2017 and 2016, respectively. We generated net income of $344,740, or $0.05 per share of common stock, for the year ended December 31, 2017, compared to a net loss of $813,713 for the year ended December 31, 2016. We generated cash flow from operations of $248,345 for the year ended December 31, 2017, compared to cash outflows from operating activities of $10,087 for the year ended December 31, 2016.

Outlook

We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands. We expect to continue generating net income during the next 12 months as we continue to generate revenue in excess of operating expenses through our new and existing restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties. For a more complete discussion of our accounting policies and procedures, see our audited consolidated financial statements beginning on page F-1 of this report.

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

Investment in Paradise on Wings

On January 20, 2014, we purchased a 50% ownership interest in Paradise on Wings, which is the franchisor of the Wing Nutz brand of restaurants. A description of our investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings in our consolidated financial statements.

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

Acquisition of Seediv

On December 19, 2016, we acquired all of the issued and outstanding membership interests of Seediv. A description of our acquisition of Seediv is set forth herein under Note 5. Acquisition of Seediv in our consolidated financial statements. We determined that the acquisition of Seediv constituted a business combination as defined by ASC Topic 805, Business Combinations (“ASC 805”). We also determined that the acquisition of Seediv constituted a transaction involving entities under common control for the reasons set forth herein under Note 5. Acquisition of Seediv in our consolidated financial statements. Under ASC 805, the assets acquired and liabilities assumed from entities under common control are recorded at their acquisition date carrying value. The carrying value of the assets acquired and liabilities assumed were determined in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. Under ASC 805, the excess of the purchase price over the fair value of the assets acquired is typically recognized as goodwill. However, under ASC 805, the excess of the purchase price over the fair value of the assets acquired cannot be recognized as goodwill in a transaction involving entities under common control. Accordingly, we recognized such excess as Seediv compensation expense in accordance with the provisions of ASC 805 and included this amount under general and administrative expenses. Pursuant to the provisions of ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges were not included as components of consideration transferred but were accounted for as expenses in the period in which the costs were incurred.

Stock-Based Compensation

We account for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under this method, compensation expense includes compensation expense for all stock-based payments based on the grant-date fair value. Such amounts have been reduced to reflect our estimate of forfeitures of all unvested awards.

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

We determined that the new revenue guidance will impact the timing of recognition of franchise fees. Under existing guidance, these fees are typically recognized upon the opening of restaurants. Under the new guidance, the fees will have to be deferred and recognized as revenue over the term of the individual franchise agreements. However, the effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. We presently expect to use the modified retrospective method of adoption when the new guidance is adopted in the first fiscal quarter of 2018. Upon adoption, we will recognize a deferral in revenue from franchise fees on its balance sheet of approximately $344,017 and an increase in our accumulated deficit by the same amount.

We also determined that the new revenue guidance will impact the accounting for transactions related to our general advertising fund. Currently, franchisee contributions to and expenditures by the fund are not included in our Consolidated Statements of Operations. Under the new guidance, we will include contributions to and expenditures by the fund within our Consolidated Statements of Operations. While this change will materially impact the gross amount of reported franchise revenue and expenses, the impact will be an increase to both revenue and expense that, for the most part, will offset such that the impact on gross profit and net income, if any, will not be material.

Additionally, we determined that the new revenue guidance will impact the accounting for transactions related to our gift card program. Estimated breakage income on gift cards will be recognized as gift cards are utilized instead of our current policy of deferring the breakage income until it is deemed remote that the unused gift card balance will be redeemed. We determined that this change will not have a material impact on our consolidated financial statements.

The table below presents the expected effects these changes would have had on our consolidated financial statements in 2017 and 2016 had this guidance been adopted by us on January 1, 2016:

	Fiscal Year 2017			Fiscal Year 2016
	As Reported	Effects of Adoption	Upon Adoption	As Reported	Effects of Adoption	Upon Adoption
Franchise and other revenue	$832,712	$34,500	$867,212	$1,144,587	$(73,622)	$1,070,965
Advertising fund fees	-0-	294,888	294,888	-0-	367,153	367,153
Advertising expenses	-0-	(294,888)	(294,888)	-0-	(367,153)	(367,153)
Net income / (loss)	$344,740	$34,500	$379,240	$(813,713)	$(73,622)	$(887,335)
Net income / (loss) per share – basic and fully diluted	$0.05	$0.01	$0.06	$(0.12)	$(0.01)	$(0.13)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15: (i) provides a definition of the term “substantial doubt”, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effects of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated, and (vi) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. ASU 2014-15 was effective for fiscal years ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. As discussed herein under Note 2. Significant Accounting Policies – Going Concern in our consolidated financial statements, we incurred a net loss and negative cash flows from operating activities for the year ended December 31, 2016. These facts created an uncertainty about our ability to continue as a going concern as of December 31, 2016. However, we generated net income and positive cash flows from operations for the year ended December 31, 2017. The improvement was due primarily to our acquisition of two company-owned restaurants in December 2016. In addition, we have received continued financial support from related parties. As a result of these factors, we believe that the substantial doubt about our ability to continue as a going concern had been alleviated as of December 31, 2017.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory (“ASU 2015-11”), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost or net realizable value. ASU 2015-11 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was permitted, including adoption in an interim period. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires that lease arrangements longer than 12 months result in the lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of ASU 2016-18, but believe that ASU 2016-18 will not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is considered a business. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for certain transactions. We are currently assessing the impact that ASU 2017-01 will have on our consolidated financial statements.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants, and royalty payments, franchise fees and area development fees that we receive from our franchisees. Revenue increased $3,170,215 to $4,445,663 for the year ended December 31, 2017 from $1,275,448 for the year ended December 31, 2016. The increase of $3,170,215 was due to an increase of $3,482,090 for sales by the company-owned restaurants, partially offset by a decrease of $311,875 for franchise and other revenue. The increase in sales by our company-owned restaurants was attributable to the restaurants that we acquired through our acquisition of Seediv. The decrease in franchise and other revenue that we experienced was due to the termination of royalties being received from the restaurants that we acquired and a decrease in franchise fees associated with a reduction in the number of new restaurants that opened during 2017. We expect our revenue to increase during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consists of cost of sales, labor expenses, occupancy expenses and other operating expenses that we incur in connection with the operation of the company-owned restaurants that we acquired through our acquisition of Seediv. Restaurant operating costs increased $3,290,694 to $3,378,871 for the year ended December 31, 2017 from $88,177 for the year ended December 31, 2016. Our restaurant operating costs consisted of $1,201,825 for cost of sales, $1,159,026 for labor expenses, $238,376 for occupancy expenses, and $779,644 for other operating expenses for the year ended December 31, 2017. Our restaurant operating costs consisted of $28,082 for cost of sales, $32,258 for labor expenses, $17,030 for occupancy expenses, and $10,807 for other operating expenses for the year ended December 31, 2016. The increase of $3,290,694 was due primarily to the fact that we did not acquire Seediv until December 19, 2016 and thus, only incurred restaurant operating costs for 12 days during 2016. We expect our restaurant operating costs to remain at similar levels during the next 12 months.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees increased $238,322 to $407,512 for the year ended December 31, 2017 from $169,190 for the year ended December 31, 2016. The increase of $238,322 was due primarily to increases of $180,000 for stock compensation expense associated with shares of our common stock that we issued to an investment banking firm and $73,791 for consulting fees, partially offset by a decrease of $20,469 for legal and accounting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and employees, and the related payroll taxes. Employee compensation expense decreased $113,549 to $388,944 during the year ended December 31, 2017 from $502,493 for the year ended December 31, 2016. The decrease of $113,549 was due primarily to decreases of $125,334 for salaries and hourly wages and decreases in other miscellaneous employee compensation expenses, partially offset by an increase of $25,903 for stock compensation expense. We expect employee compensation expense to increase during the next 12 months as we hire additional executive officers and other employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of compensation expense incurred in connection with our acquisition of Seediv, marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, SEC filing expenses, stock listing expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses decreased $625,720 to $354,950 for the year ended December 31, 2017 from $980,670 for the year ended December 31, 2016. The decrease of $625,720 was due primarily to decreases of $251,309 for a one-time charge that we recorded for compensation expense that we incurred in connection with our acquisition of Seediv and $502,856 for other one-time charges that we recorded for transaction costs that we incurred in connection with our acquisition of Seediv. This was partially offset by increases of $178,785 for the earn-out payment that we incurred in connection with our acquisition of Seediv and increases in other miscellaneous general and administrative expenses. We expect general and administrative expenses to continue to decrease during the next 12 months because we do not expect to incur any additional one-time charges in connection with our acquisition of Seediv. However, we expect to incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Loss on Impairment of Investment. Loss on impairment of investment consists of the loss that we recognized on the 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. We recognized a loss on impairment of investment of $348,143 during the year ended December 31, 2016. We did not recognize any loss on impairment of investment during the year ended December 31, 2017. A description of the reasons why we recognized the loss on impairment of investment is set forth herein under Note 8. Fair Value Measurements in our consolidated financial statements. We do not expect to recognize any additional losses on impairment of investment during the next 12 months.

Gain on Write-Off of Liabilities

Gain on write-off of liabilities consists of the gain that we recognized on the write-off of accounts payable that we incurred more than six years ago for which we deemed the risk of collection to be remote. We recognized a gain on write-off of liabilities of $251,238 for the year ended December 31, 2017. We did not recognize any gains on the settlement of litigation for the year ended December 31, 2016. We do not expect to recognize any additional gains on write-off of liabilities during the next 12 months.

Loss From Investment in Paradise on Wings

Loss from investment in Paradise on Wings consists of our share of the loss from our 50% ownership interest in Paradise on Wings that we purchased on January 20, 2014. Loss from investment in Paradise on Wings was $222,685 for the year ended December 31, 2016. We did not incur any loss from investment in Paradise on Wings for the year ended December 31, 2017. We recognized an impairment charge for the full value of our investment in Paradise on Wings during the year ended December 31, 2016 and sold our 50% ownership interest in Paradise on Wings on October 1, 2017. Paradise on Wings incurred additional losses for each of our fiscal quarters during the period commencing January 1, 2017 and ending October 1, 2017. As a result of our recognition of the impairment charge for the full value of our investment in Paradise on Wings and the continued loss that Paradise on Wings incurred thereafter, we did not recognize any further losses from our investment in Paradise on Wings during the year ended December 31, 2017. In addition, because we sold our 50% ownership interest in Paradise on Wings on October 1, 2017, we do not expect to recognize additional income and losses from our investment in Paradise on Wings during the next 12 months. A description of our investment in Paradise on Wings is set forth herein under Note 4. Investment in Paradise on Wings in our consolidated financial statements.

Gain on Settlement of Litigation

Gain on settlement of litigation consists of the gains that we recognized on judgments in legal proceedings and settlements of legal proceedings. We recognized a gain on settlement of litigation of $82,642 for the year ended December 31, 2016. We did not recognize any gains on the settlement of litigation for the year ended December 31, 2017. The gain that we recognized during the year ended December 31, 2016 related to a partial settlement of the damages sought by Santander Bank in connection with a complaint filed in January 2015. A summary of these legal proceedings is set forth herein under Note 16. Judgments in Legal Proceedings in our consolidated financial statements. We do not expect to recognize any additional gains or losses on settlement of legal proceedings during the next 12 months.

Gain on Settlement of Liabilities

Gain on settlement of liabilities consists of the gain that we realized upon entering into a settlement agreement with Guiseppe Cala with respect to several legal proceedings that had been initiated between us and Mr. Cala in 2009 and breaches of a different settlement agreement entered into between us and Mr. Cala in 2010 with respect to the such legal proceedings. We recognized a gain on settlement of liabilities of $175,449 for the year ended December 31, 2016. We did not recognize any gain on the settlement of liabilities for the year ended December 31, 2017. A description of the current settlement agreement, the 2010 settlement agreement and the legal proceedings is set forth herein under Note 16. Judgments in Legal Proceedings in our consolidated financial statements. We do not expect to generate any additional gain on settlement of liabilities during the next 12 months.

Gain on Write-Off of Accounts Payable

Gain on write-off of accounts payable consists of the gain that we realized upon the write-off of accounts payable in the amount of $251,238 that had been outstanding for more than five years. The statute of limitations applicable to these payables expired during the year ended December 31, 2017 and we had not received any communications from any of the applicable vendors during the past five years. We determined that the possibility that any vendor would contact us seeking payment for any of such accounts payable and recover a judgment for such payment was remote. Accordingly, we concluded that the $251,238 of accounts payable should be written off as of December 31, 2017. We did not have any gain on the write-off of accounts payable for the year ended December 31, 2016. A summary of this write-off is set forth herein under Note 14. Commitments and Contingencies – Accounts Payable in our consolidated financial statements. We do not expect to generate any additional gains on write-offs of accounts payable during the next 12 months.

Gain on Write-Off of Stock Subscriptions Payable

Gain on write-off of stock subscriptions payable consists of the gain that we realized upon the write-off of a stock subscription payable in the amount of $150,000 that accrued under a consulting agreement executed in September 2011. We determined that the probability that we would have to issue any shares of common stock to the consultant, or pay any other form of consideration to the consultant, was remote. Accordingly, we concluded that the $150,000 of stock subscription payable should be written off as of December 31, 2017. We did not have any gain on write-off of stock subscriptions payable for the year ended December 31, 2016. A summary of this write-off is set forth herein under Note 11. Capital Stock in our consolidated financial statements. We do not expect to generate any additional gains on write-offs of stock subscriptions payable during the next 12 months.

Net Income / (Loss)

We generated net income of $344,740 during the year ended December 31, 2017. We generated a net loss of $813,713 during the year ended December 31, 2016. The difference of $1,158,453 was due primarily to increases of $3,170,215 for revenue, $251,238 for write-off of accounts payable and $150,000 for gain on write-off of stock subscriptions payable, and decreases of $113,549 for employee compensation expense, $625,720 for general and administrative expenses, $348,143 for loss on impairment of investment related to our 50% ownership interest in Paradise on Wings, and $222,685 for loss from investment in Paradise on Wings. This was partially offset by increases of $3,290,694 for restaurant operating costs and $238,322 for professional fees, and decreases of $82,642 for loss on settlement of litigation and $175,449 for gain on settlement of liabilities. We expect to continue generating net income during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other restaurant brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt.

Net cash provided by operating activities was $248,345 during the year ended December 31, 2017. Net cash used by operating activities was $10,087 during the year ended December 31, 2016. The difference of $258,432 was due primarily to an improvement of $1,158,453 for net income, and increases of $205,903 for stock compensation expense, $82,642 for gain on settlement of litigation, $175,449 for gain on settlement of liabilities and $178,785 for contingent consideration. This was partially offset by decreases of $222,685 for loss on investment in Paradise on Wings, $348,143 for loss on impairment of investment in Paradise on Wings, $251,309 for other compensation expense incurred in connection with our acquisition of Seediv, $175,703 for accounts payable and accrued liabilities, and increases of $251,238 for gain on write-off of accounts payable, $81,373 for accounts receivable, $39,117 for ad fund receivable, and $150,000 for gain on write-off of stock subscriptions payable.

Net cash provided by investing activities was $48,147 during the year ended December 31, 2017 compared to $38,132 during the year ended December 31, 2016. The increase of $10,015 for net cash provided by investing activities was due primarily a decrease of $498,907 for the issuance of notes receivable and an increase of $24,000 for sales of investment in Paradise on Wings. This was partially offset by a decrease of $474,335 for the repayment of notes receivable and an increase of $34,133 for purchases of fixed assets.

Net cash used by financing activities was $202,069 during the year ended December 31, 2017. Net cash provided by financing activities was $16,103 during the year ended December 31, 2016. The difference of $218,172 was due to a decrease of $335,836 for proceeds from the issuance of notes payable to related parties, partially offset by a decrease of $117,664 for repayments of notes payable issued to related parties.

Our primary sources of capital since January 1, 2016 are set forth below.

During the year ended December 31, 2016, we borrowed $840,353 under the credit facility, of which $824,250 was repaid by us during the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the credit facility was $16,103 at December 31, 2016. During the year ended December 31, 2017, we borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. Accordingly, there was no principal outstanding under the credit facility at December 31, 2017. A summary of the terms of our credit facility with Blue Victory is set forth herein under Note 10. Debt Obligations in our consolidated financial statements.

On December 19, 2016, we acquired Seediv. In connection therewith, we assumed debt owed by Seediv to Blue Victory in the amount of $216,469. During the year ended December 31, 2017, we repaid the remaining outstanding balance of $216,469 to Blue Victory. A description of our acquisition of Seediv is set forth herein under Note 5 – Acquisition of Seediv in our consolidated financial statements.

During the year ended December 31, 2017, we borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. We repaid the loan in full in February 2018. A summary of the terms of our loan from Blue Victory is set forth herein under Note 10. Debt Obligations in our consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for each of the years ended December 31, 2017 and 2016, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

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

As of December 31, 2017, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

2.             provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3.             provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that the following material weaknesses existed in the following areas as of December 31, 2017:

1.            We had inadequate separation of duties amongst the personnel responsible for accounting and financial reporting with respect to both GAAP and the guidelines of the SEC.

2.            We had inadequate written policies and procedures for accounting and financial reporting with respect to both GAAP and the guidelines of the SEC.

To remediate these material weaknesses, we intend to hire a controller or other senior accounting person to help oversee our accounting and financial reporting function. We also intend to implement more comprehensive written policies and procedures that address separation of duties and proper accounting and financial reporting. We intend to conduct a thorough review of the accounting department to ensure that the staff has the appropriate training and experience.

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our balance sheets at December 31, 2017 and 2016 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2017 and 2016 in conformity with GAAP.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Richard W. Akam	62	Chief Executive Officer, Chief Operating Officer and Secretary
Seenu G. Kasturi	48	President, Chief Financial Officer and Chairman of the Board of Directors
Fred D. Alexander	71	Director
Ketan B. Pandya	49	Director

Board of Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications or skills in the following areas are most important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) restaurant and franchising industry experience; (iv) corporate restructuring and performance enhancement; (v) corporate finance; and (vi) experience as a board member of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that our current board members possess the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for these board members below. The principal occupation and business experience, for at least the past five years, of our current directors are as follows:

Seenu G. Kasturi has served as our President, Chief Financial Officer and Chairman of our board of directors since January 2017. He has served as the President and Chief Executive Officer of Blue Victory Holdings, Inc., an asset development firm focused primarily on the ownership and management of branded restaurants, since October 2009. He has also served as the President, Treasurer and Secretary of DWG Acquisitions, LLC, a Louisiana limited liability company (“DWG Acquisitions”) which is our largest franchisee with four Dicks Wings and Grill restaurants under ownership, since February 2013. From June 2005 to October 2009, Mr. Kasturi served as the President of K&L Investment Realty, an owner and manager of restaurants and real estate properties. Prior to that, he served as a certified financial planner, a registered broker and an investment advisor. Mr. Kasturi earned a Bachelor of Arts degree from Andhra University in Visakhapatnam, India.

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

Fred D. Alexander has served as a member of our board of directors since November 2012. He has served as the Managing Member and Director of Business Development for Quantum Leap, LLC, a real estate company that he founded that acquires, develops, and manages underperforming properties and other assets, since July 2007.  Mr. Alexander also serves as the Managing Member of GOR E&P LLC, an oil and gas exploration and production company that he founded in January 2014, and as the Managing Member and Director of Operations for American Phoenix, LLC, a real estate company that he founded in December 2003 that acquires, develops and markets high-end real estate assets, including apartment buildings, condominiums and shopping centers.  He served as the Vice President of Business Development for Blue Victory Holdings, Inc., a private equity firm that is focused primarily on the development and management of branded assets, where he was responsible for the identification, acquisition and financing of branded restaurants, from July 2010 to August 2014.  Mr. Alexander obtained his college degree at the University of Louisiana, at Lafayette, and has been a licensed real estate broker since 1972.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2017, except that Ketan Pandya, one of the members of our board of directors, failed to file a Form 4 in a timely manner for a transaction that occurred on December 15, 2017.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		All Other Compensation (2)	Total ($)
Richard W. Akam	2017	160,000	32,500	-0-		13,200	205,700
Chief Executive Officer,Chief Operating Officer and Secretary	2016	164,915	17,250	137	(3)	13,200	195,502

Seenu G. Kasturi (5)	2017	24,718	-0-	53,853	(4)	-0-	78,571
President and Chief Financial Officer	2016	-0-	-0-	-0-		-0-	-0-

Daniel Slone (6)	2017	1	-0-	-0-		-0-	1
Chief Financial Officer	2016	1	-0-	-0-		-0-	1

__________________________

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

(2) Consists of a car allowance of $12,000 and a cell phone allowance of $1,200.

(3) Consists of $137 recognized in connection with the partial vesting of a stock award that was made on January 1, 2015 and that vested in full on January 1, 2016.

(4) Consists of $40,500 recognized in connection with the vesting of stock awards that were made on January 18th, April 1st and July 1st of 2017, and $13,353 recognized in connection with the partial vesting of a stock award that was made no October 1, 2017 and that vested in full on January 1, 2018.

(5) Mr. Kasturi was appointed our President and Chief Financial Officer on January 18, 2017.

(6) Mr. Slone resigned as our Chief Financial Officer on January 17, 2017.

Employment Agreements and Arrangements

On January 22, 2013, we appointed Richard Akam to serve as our Chief Operating Officer. In connection therewith, we entered into an employment agreement with Mr. Akam pursuant to which we agreed to pay him an annual base salary of $150,000, subject to annual adjustments and discretionary bonuses, plus certain standard and customary fringe benefits.  The employment agreement is for an initial term of one year and automatically renews for additional one-year periods until terminated by Mr. Akam or us.  The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of us.

The employment agreement provided for the issuance of shares of our common stock to Mr. Akam in the event that he satisfied certain conditions. On July 22, 2013, Mr. Akam earned shares of our common stock equal in value to $50,000 for satisfying the condition that he be continuously employed by us through that date. The number of shares of common stock was calculated based on the last sales price of our common stock as reported on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”) on July 22, 2013.

The employment agreement also provided that Mr. Akam would earn additional shares of our common stock equal in value to $50,000 on January 1st of each year if he was continuously employed by us on that date. The number of shares of common stock that we would issue to Mr. Akam for each applicable year would be calculated based on the average of the last sales price of shares of our common stock as reported on the OTC Bulletin Board for the month of January of the applicable year.

Mr. Akam agreed that the number of shares that may be earned by him under his employment agreement in connection with any particular grant would be equal to the lesser of: (i) 71,429 shares of common stock, or (ii) the number of shares of common stock calculated by dividing $50,000 by the closing price of our common stock on the day immediately preceding the date he earns the shares. Mr. Akam also agreed that in the event we were unable to fulfill our obligation to issue all of the shares earned by him due to us not having enough shares of common stock authorized and available for issuance, (i) Mr. Akam would not require us to issue more shares of common stock than are then authorized and available for issuance by us, and (i) we would be permitted to settle any liability to Mr. Akam created as a result thereof in cash.

Accordingly, on July 22, 2013, February 1, 2014, February 1, 2015 and February 1, 2016, we issued 71,429, 28,433, 71,429 and 71,429 shares of our common stock, respectively, to Mr. Akam pursuant to the terms of his employment agreement.

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

On January 18, 2017, we entered into an employment agreement with Mr. Kasturi to serve as our President and Chief Financial Officer. The employment agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the employment agreement, we agreed to pay Mr. Kasturi annual compensation in the amount of $80,000 per year, consisting of: (i) an initial annual base salary of $26,000, and (ii) beginning April 1, 2017, equity awards equal in value to $13,500 on April 1st, July 1st, October 1st and January 1st of each year during the term of the agreement. Mr. Kasturi will be eligible to receive increases in salary on January 1st of each subsequent year in the discretion of our board of directors. He will also be eligible to receive annual bonuses in the discretion of our board of directors beginning with our fiscal year ended December 31, 2017. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of us.

On April 1, 2017, July 1, 2017, October 1, 2017 and January 1, 2018, we issued 10,537, 16,823, 8,177 and 9,337 shares of our common stock, respectively, to Mr. Kasturi pursuant to the terms of his employment agreement.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors. We appointed Seenu G. Kasturi as our President, Chief Financial Officer and Chairman of our board of directors in January 2017. We appointed Fred Alexander and Ketan B. Pandya as non-employee directors to our board of directors in November 2012 and August 2013, respectively. We intend to add additional non-employee directors to our board of directors in the future. We may in the future provide our non-employee directors with remuneration that may consist of one or more of the following: (i) an annual retainer, (ii) a fee paid for each board meeting attended, (iii) an annual grant of equity compensation, and (iv) reimbursement for reasonable travel expenses incurred to attend meetings of our board of directors. We may provide additional remuneration to board members participating on committees of our board of directors in the event we create committees of our board of directors in the future.

Outstanding Equity Awards at Fiscal Year End

We did not have any unvested stock, stock options or equity incentive plan awards outstanding as of the end of our fiscal year ended December 31, 2017 with respect to any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of March 28, 2018, certain information with respect to the beneficial ownership of: (i) each of our named executive officers, (ii) each of our directors, (iii) each of our named executive officers and directors as a group, and (iv) each person or group that is known to us to be the beneficial owner of more than five percent of our common stock. This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Where information regarding stockholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 28, 2018 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated and subject to community property laws where applicable, we believe that each person or entity named below has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 6327-4 Argyle Forest Boulevard, Jacksonville, FL 32244.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
Richard W. Akam	242,720		3.5%
Daniel Slone	758		*
Seenu G. Kasturi	3,446,207	(2)	49.2%
Fred D. Alexander	-0-		*
Ketan B. Pandya	81,400		1.2%
Kasturi Children’s Trust (3)	533,206		7.7%
All officers and directors as a group (5 persons)	3,746,085		53.7%

__________________________

* Less than one percent.

(1) This table has been prepared based on 6,974,008 shares of our common stock outstanding on March 28, 2018.

(2) Includes: (i) 25,000 shares of common stock available for issuance to Mr. Kasturi on April 1, 2018 under his employment agreement with us, and (ii) 911 shares of common stock held by Blue Victory, a company for which Mr. Kasturi serves as the President, Treasurer, Secretary and sole director and of which he owns 90% of the outstanding equity interests.

(3) The Kasturi Children’s Trust has an address of 3909 I Ambassador Caffery Pkwy, Lafayette, LA 70503.

Equity Compensation Plan Information

The following table sets forth information regarding shares of our common stock that are authorized for issuance under equity compensation plans that have been approved by our stockholders and plans that have not been approved by our stockholders. None of our securities were outstanding at December 31, 2017 under plans that have been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	-0-	N/A	1,000,000
Equity compensation plans not approved by security holders:	-0-	N/A	167,858
Total	-0-	N/A	1,167,858

Our equity compensation plans consisted of the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan, the ARC Group, Inc. 2014 Stock Incentive Plan and our employment agreement with Seenu G. Kasturi. The ARC Group, Inc. 2014 Stock Incentive Plan was approved by our stockholders. The American Restaurant Concepts, Inc. 2011 Stock Incentive Plan and our employment agreement with Mr. Kasturi were not approved by our stockholders.

A description of each of our equity compensation plans is set forth below.

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, we adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2017, 142,858 shares of common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, we filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group 2014 Stock Incentive Plan

In June 2014, we adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2017, all 1,000,000 shares of common stock remained available for issuance under the plan.  The plan terminates in June 2024.

Employment Agreements

On January 18, 2017, we entered into an employment agreement with Seenu G. Kasturi to serve as our President and Chief Financial Officer. The employment agreement provides in part that beginning April 1, 2017, we will grant Mr. Kasturi equity awards equal in value to $13,500 on April 1st, July 1st, October 1st and January 1st of each year during term of the agreement. The maximum number of shares of common stock that Mr. Kasturi can receive under each of these grants is 25,000 shares of common stock. Accordingly, as of December 31, 2017, a maximum of 25,000 shares of common stock were available for issuance under his employment agreement with us. A summary of the terms of Mr. Kasturi’s employment agreement is set forth above under Item 11. Executive Compensation – Employment Agreements and Arrangements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Sponsorship Agreements

In July 2013, we entered into a three-year sponsorship agreement with the Jacksonville Jaguars, LLC (the “Jacksonville Jaguars”) and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership (“Levy”) for a concession stand to be located at TIAA Bank Field in Jacksonville, Florida. We concurrently assigned all of our rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. In July 2015, we extended our sponsorship agreement with the Jaguars by an additional two years and entered into a subcontractor concession agreement with Ovations Food Services, L.P. (“Ovations”) for a second concession stand at TIAA Bank Field. We concurrently assigned all of our rights and obligations under the second concession agreement to DWG Acquisitions in return for an additional fee of $3,000 per month for each full or partial month during which the concession agreement is in effect.

In September 2016, we terminated our subcontractor concession agreements with Levy and Ovations and the related assignment agreements with DWG Acquisitions, and entered into a sub-concession agreement with Jacksonville Sportservice, Inc. (“Jacksonville Sportservice”) and DWG Acquisitions with respect to the two concession stands previously covered by the Levy and Ovations subcontractor concession agreements. We concurrently assigned all of our rights and obligations under the sub-concession agreement to DWG Acquisitions in return for a fee equal to the income generated by the concession stands less all expenses incurred by the concession stands for each full or partial month during which the concession agreement is in effect. In October 2017, we entered into a termination agreement with DWG Acquisitions whereby we terminated the assignment to DWG Acquisitions.

Seenu G. Kasturi was appointed as our President, Chief Financial Officer and Chairman of the board of directors in January 2017, and beneficially owned approximately 49.2% of our common stock at December 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2017 and 2016 and owned all of the outstanding membership interests in DWG Acquisitions at December 31, 2017. We generated revenue of $35,000 from DWG Acquisitions under the assignment agreements related to the Levy and Ovations subcontractor concession agreements during the year ended December 31, 2016. We incurred net expenses of $2,680 and $496 from DWG Acquisitions under the assignment agreement related to the Jacksonville Sportservice sub-concession agreement during the years ended December 31, 2017 and 2016, respectively.

Financing Transactions

In September 2013, we entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to us for up to $1 million. In March 2017, we entered into an amendment to the loan agreement with Blue Victory to reduce the maximum amount of funds available under the credit facility from $1 million to $50,000. Seenu G. Kasturi was appointed as our President, Chief Financial Officer and Chairman of the board of directors in January 2017. He beneficially owned approximately 49.2% of our common stock and 90% of the equity interests in Blue Victory at December 31, 2017. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the years ended December 31, 2017 and 2016. During the year ended December 31, 2016, we borrowed $840,353 under the credit facility, of which $824,250 was repaid by us during the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the credit facility was $16,103 at December 31, 2016. During the year ended December 31, 2017, we borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. Accordingly, there was no principal outstanding under the credit facility at December 31, 2017. The largest aggregate amount of principal outstanding under the credit facility during the years ended December 31, 2017 and 2016 was $25,936. A description of the credit facility is set forth herein under Note 10. Debt Obligations in our consolidated financial statements.

During the year ended December 31, 2017, we borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. We repaid the loan in full in February 2018. The largest aggregate amount of principal outstanding under the loan during the year ended December 31, 2017 was $112,247. A description of this loan from Blue Victory is set forth herein under Note 10. Debt Obligations in our consolidated financial statements.

Leases

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR, LLC, a Louisiana limited liability company (“Raceland QSR”) for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of that certain Asset Purchase Agreement, dated December 1, 2016, by and between Seediv and DWG Acquisitions (the “Asset Purchase Agreement”), and became our obligation when we acquired Seediv on December 19, 2016. On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. Seenu G. Kasturi was appointed as our President, Chief Financial Officer and Chairman of the board of directors in January 2017, and beneficially owned approximately 49.2% of our common stock at December 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions and Raceland QSR at December 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions and Raceland QSR during the years ended December 31, 2017 and 2016. A description of the leases is set forth herein under Note 14. Commitments and Contingencies – Operating Leases in our consolidated financial statements.

Franchise Agreements

In October 2013, DWG Acquisitions became the franchisee of the Nocatee Restaurant. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. The Nocatee Restaurant was acquired by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement. The Nocatee Restaurant was subsequently acquired by us when we acquired Seediv on December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv in our consolidated financial statements.

In May 2014, DWG Acquisitions became the franchisee of the Youngerman Circle Restaurant. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees, except that we did not require DWG Acquisitions to pay a franchise fee to us. The Youngerman Circle Restaurant was acquired by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement. The Youngerman Circle Restaurant was subsequently acquired by us when we acquired Seediv on December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv in our consolidated financial statements.

In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located on Gornto Road in Valdosta, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees.

In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. DWG Acquisitions closed the restaurant in January 2017.

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. The terms of the franchise agreement were identical to those of the franchise agreements that we enter into with unrelated franchisees. DWG Acquisitions sold the restaurant to an unrelated third party on January 1, 2017, on which date the third party became the franchisee and we terminated the franchise agreement with DWG Acquisitions.

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

Seenu G. Kasturi was appointed as our President, Chief Financial Officer and Chairman of the board of directors in January 2017, and beneficially owned approximately 49.2% of our common stock at December 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2017 and 2016 and owned all of the outstanding membership interests in DWG Acquisitions at December 31, 2017.

We generated a total of $156,705 and $478,796 in royalties and franchise fees through our franchise agreements with DWG Acquisitions during the years ended December 31, 2017 and 2016, respectively. We had a total of $1,505 and $14,568 of accounts receivable outstanding from DWG Acquisitions at December 31, 2017 and 2016, respectively, and had a total of $2,280 of ad funds receivable outstanding from DWG Acquisitions at December 31, 2017. We did not have any ad funds receivable outstanding from DWG Acquisitions at December 31, 2016.

Loans

During the year ended December 31, 2015, we loaned a total of $121,638 to Raceland QSR. We loaned an additional $419,849 to Raceland QSR during the year ended December 31, 2016. The loan was paid off in full by Raceland QSR during the year ended December 31, 2016. Seenu G. Kasturi owned approximately 8.7% of our common stock and all of the equity interests in Raceland QSR during the period for which the loan was outstanding. He also served as the President, Treasurer and Secretary of Raceland QSR during the year ended December 31, 2016. A description of the loan is set forth herein under Note 9. Notes Receivable in our consolidated financial statements.

Acquisition of Seediv

On December 19, 2016, we acquired all of the outstanding membership interests of Seediv from Seenu G. Kasturi. In connection therewith, we assumed debt owed by Seediv to Blue Victory in the amount of $216,469. The loan was paid off in full by us during the year ended December 31, 2017. The largest aggregate amount of principal outstanding under the assumed debt obligation during the years ended December 31, 2017 and 2016 was $216,469. Mr. Kasturi owned approximately 14.8% of our common stock and all of the outstanding membership interests of Seediv at December 19, 2016. He also served as the President, Treasurer and Secretary of Seediv at December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv in our consolidated financial statements. A description of the promissory note is set forth herein under Note 10. Debt Obligations in our consolidated financial statements.

Sale of Ownership Interest in Paradise on Wings

On September 30, 2017, we sold our 50% ownership interest in Paradise on Wings to Seenu G. Kasturi for $24,000. Seenu G. Kasturi was appointed as our President, Chief Financial Officer and Chairman of the board of directors in January 2017 and beneficially owned approximately 49.2% of our common stock at December 31, 2017. A description of the transaction is set forth herein under Note 4. Investment in Paradise on Wings in our consolidated financial statements.

Real Estate Transactions

On October 4, 2017, Seediv entered into an Agreement for Purchase and Sale of Real Estate with Raceland QSR (the “RE Purchase Agreement”) pursuant to which Seediv agreed to purchase the real property located at 6055 Youngerman Circle in Argyle Circle, Jacksonville, Florida 32244 (the “Property”) from Raceland QSR. The purchase price for the Property was to be the lesser of: (i) $2 million, or (ii) the appraised value of the Property determined by the appraisal completed by the financing source proposed to be utilized by Seediv to finance the acquisition of the Property. The agreement provided for the payment by Seediv of a deposit of $10,000 within 10 days of the date of the agreement to an escrow agent to be selected by the parties with the remainder of the purchase price to be paid by Seediv at closing. Seediv had the right to terminate the transaction in the event that certain feasibility studies, the title commitment or the appraisal was unsatisfactory to Seediv, or if Raceland QSR breached any of its representations, warranties, covenants, agreements or obligations under the agreement, in which case the deposit would be returned to Seediv. The closing of the transaction was to occur on December 3, 2017.

On November 30, 2017, Seediv and Raceland QSR entered into an amendment to the RE Purchase Agreement pursuant to which the parties agreed to extend the closing date by 60 calendar days. On February 1, 2018, Seediv and Raceland QSR entered into a Termination Agreement and Mutual Release with respect to the RE Purchase Agreement pursuant to which the parties agreed to terminate the RE Purchase Agreement and release each other from any claims arising out of the RE Purchase Agreement. Seenu G. Kasturi was appointed as our President, Chief Financial Officer and Chairman of the board of directors in January 2017 and beneficially owned approximately 49.2% of our common stock at December 31, 2017. He served as the President, Treasurer and Secretary of Raceland QSR during the year ended December 31, 2017 and owned all of the outstanding membership interests in Raceland QSR at December 31, 2017.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.

Our board of directors is comprised of Seenu G. Kasturi, Fred D. Alexander and Ketan B. Pandya. Mr. Kasturi beneficially owns approximately 49.2% of our issued and outstanding shares of common stock. In addition, he serves as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory and owns 90% of the equity interests in Blue Victory. Blue Victory loaned us $504,517 and $840,353 during the years ended December 31, 2017 and 2016, respectively. Mr. Kasturi also serves as the President, Treasurer and Secretary of, and is the sole member of, DWG Acquisitions and Raceland QSR, and owns all of the equity interests in DWG Acquisitions and Raceland QSR. DWG Acquisitions owns and operates four of our 20 franchised restaurants. Raceland QSR serves as the landlord under our lease for the Youngerman Circle Restaurant.

As a result, Mr. Kasturi does not qualify as an “independent director” under these rules, and Mr. Kasturi is not “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market. Our board of directors has not created any separately-designated standing committees. Officers are elected from time to time by our board of directors and serve at the discretion of our board of directors.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services and other services performed by Eide Bailly LLP and M&K CPAS, PLLC for the audit of our consolidated financial statements for our fiscal years ended December 31, 2017 and 2016, respectively.

	2017	2016
Audit Fees:	$85,500	$41,000
Audit-Related Fees:	—	—
Tax Fees:	—	—
All Other Fees:	—	—
Total:	$85,500	$41,000

Audit Fees consist of fees billed for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements, the review of our interim consolidated financial statements included in our quarterly reports, and services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

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

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved during the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During our 2017 and 2016 fiscal years, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The following consolidated financial statements and reports of our independent registered public accounting firms are filed as part of this report and incorporated by reference in Item 8. Financial Statements and Supplementary Data of this report:

•	Reports of Independent Registered Public Accounting Firms.

•	Consolidated Balance Sheets at December 31, 2017 and 2016.

•	Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016.

•	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2017 and 2016.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016.

•	Notes to Consolidated Financial Statements.

Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either not applicable or has been presented in the consolidated financial statements.

Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Exhibit Description
2.1	Membership Interest Purchase Agreement, dated December 19, 2016, by and between ARC Group, Inc. and Seediv, LLC (incorporated by reference to Exhibit 2.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 23, 2016)
3.1	Articles of Incorporation of ARC Group, Inc. (incorporated by reference to Exhibit 3.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)
3.2	Bylaws of ARC Group Inc. (incorporated by reference to Exhibit 3.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)
10.1+	Employment Agreement, dated January 22, 2013, between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 28, 2013)

10.2	Loan Agreement, dated September 13, 2013, by and between ARC Group, Inc. and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 19, 2013)
10.3	Promissory Note, dated September 13, 2013, issued by ARC Group, Inc. in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 19, 2013)
10.4+	Summary of Compensation for Daniel Slone (incorporated by reference to Exhibit 10.13 to ARC Group, Inc. Form 10-K filed with the SEC on March 31, 2014)
10.5+	Employment Agreement, dated January 18, 2017, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 20, 2017)
10.6+	First Amendment to Employment Agreement, dated January 31, 2017, by and between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on February 6, 2017)
10.7	First Amendment to Loan Agreement, dated March 24, 2017, by and between ARC Group, Inc. and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 30, 2017)
10.8	Promissory Note, dated March 24, 2017, issued by ARC Group, Inc. in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 30, 2017)
10.9	Agreement for Purchase and Sale of Real Estate, dated October 4, 2017, by and between Seediv, LLC and Raceland QSR, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on October 10, 2017)
10.10	First Amendment to Agreement for Purchase and Sale of Real Estate, dated November 30, 2017, by and between Seediv, LLC and Raceland QSR, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 1, 2017)
10.11	Jacksonville Jaguars Sponsorship Agreement, dated November 27, 2017, by and between ARC Group and Jacksonville Jaguars LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 11, 2017)
10.12	Termination Agreement and Mutual Release, dated February 1, 2018, by and between Seediv, LLC and Raceland QSR, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on February 7, 2018)
21.1	Subsidiaries of ARC Group, Inc.
23.1	Consent of Eide Bailly LLP
23.2	Consent of M&K CPAS, PLLC
31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC GROUP, INC.

Date: March 30, 2018	By:	/s/ Richard W. Akam
Richard W. Akam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Akam	Chief Executive Officer, Chief	March 30, 2018
Richard W. Akam	Operating Officer and Secretary (Principal Executive Officer)

/s/ Seenu G. Kasturi	President, Chief Financial Officer	March 30, 2018
Seenu G. Kasturi	and Chairman of the Board of Directors (Principal Financial Officer and Principal Accounting Officer)

/s/ Ketan Pandya	Director	March 30, 2018
Ketan Pandya

/s/ Fred D. Alexander	Director	March 30, 2018
Fred D. Alexander

ARC GROUP, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
ARC Group, Inc.

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ARC Group, Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2017.

Denver, Colorado

March 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ARC Group, Inc.

We have audited the accompanying consolidated balance sheet of ARC Group, Inc. as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2016. Management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Group, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 27, 2017 (except for the effects of the restatement described in Note 17, which is as of November 14, 2017)

ARC Group, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016

Assets

Cash and cash equivalents	$145,346	$50,923
Accounts receivable, net	166,987	67,395
Accounts receivable, net – related party	1,505	14,568
Ad funds receivable, net	36,837	-
Ad funds receivable, net – related party	2,280	-
Inventory	45,417	45,250
Notes receivable, net	28,522	63,742
Interest receivable, net	-	838
Deposits	21,189	1,806
Other current assets	5,923	-

Total current assets	454,006	244,522

Notes receivable, net of current portion	5,106	29,379
Property and equipment, net	99,114	80,948

Total assets	$558,226	$354,849

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$467,264	$735,331
Accounts payable and accrued expenses – related party	94,150	98,434
Accrued interest	13,472	2,594
Settlement agreements payable	264,997	253,724
Accrued legal settlement	155,935	148,105
Notes payable – in default	-	7,000
Notes payable – related party	30,503	232,572
Contingent consideration	199,682	20,897
Other current liabilities	9,147	5,096

Total current liabilities	1,235,150	1,503,753

Total liabilities	1,235,150	1,503,753

Stockholders' equity deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,950,869 and 6,647,464 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	69,509	66,475
Additional paid-in capital	3,995,306	3,747,953
Stock subscriptions payable	26,853	150,000
Accumulated deficit	(4,768,592)	(5,113,332)

Total stockholders' deficit	(676,924)	(1,148,904)

Total liabilities and stockholders' deficit	$558,226	$354,849

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016

Revenue:
Restaurant sales	$3,612,951	$130,861
Franchise and other revenue	676,007	630,791
Franchise and other revenue – related party	156,705	513,796

Total net revenue	4,445,663	1,275,448

Operating expenses:
Restaurant operating costs:
Cost of sales	1,201,825	28,082
Labor	1,159,026	32,258
Occupancy	238,376	17,030
Other operating expenses	779,644	10,807
Professional Fees	407,512	169,190
Employee compensation expense	388,944	502,493
General and administrative expenses	354,950	980,670
Loss on impairment of investment in Paradise on Wings	-	348,143

Total operating expenses	4,530,277	2,088,673

Loss from operations	(84,614)	(813,225)

Other income / (expense):
Interest expense	(29,980)	(37,703)
Interest income	2,340	896
Gain on write-off of liabilities	251,238	-
Loss from investment in Paradise on Wings	-	(222,685)
Gain on sale of investment in Paradise on Wings – related party	24,000	-
Gain on settlement of litigation	-	82,642
Gain on settlement of liabilities	-	175,449
Gain on write-off of notes payable	7,000	-
Gain on write-off of stock subscriptions payable	150,000	-
Other income	24,756	913

Total other income / (expense)	429,354	(488)

Net income / (loss)	$344,740	$(813,713)

Net income / (loss) per share – basic and fully diluted	$0.05	$(0.12)

Weighted average number of shares outstanding – basic and fully diluted	6,817,310	6,608,225

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statement of Stockholders' Deficit

			Additional	Stock
	Common Stock		Paid-in	Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total

Balance at December 31, 2015	6,521,035	$65,211	$3,638,466	$199,863	$(4,299,619)	$(396,079)

Common stock issued for services	91,429	914	90,286	(49,863)	-	41,337
Common stock issued for settlement of liabilities	35,000	350	19,201	-	-	19,551
Net loss	-	-	-	-	(813,713)	(813,713)

Balance at December 31, 2016	6,647,464	$66,475	$3,747,953	$150,000	$(5,113,332)	$(1,148,904)

Common stock issued for services	268,110	2,681	217,706	26,853	-	247,240
Common stock issued for payment of consulting fees due	35,295	353	29,647	-	-	30,000
Write-off of stock subscriptions payable	-	-	-	(150,000)	-	(150,000)
Net income	-	-	-	-	344,740	344,740

Balance at December 31, 2017	6,950,869	$69,509	$3,995,306	$26,853	$(4,768,592)	$(676,924)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016

Cash flows from operating activities

Net income / (loss)	$344,740	$(813,713)
Adjustments to reconcile net income / (loss) to net cash provided / (used) by operating activities:
Depreciation expense	17,180	507
Stock-based compensation expense	247,240	41,337
Stock-based payment for consulting fees due	30,000	-
Change in fair value of contingent consideration	178,785	20,897
Loss from investment in Paradise on Wings	-	222,685
Gain on sale of investment in Paradise on Wings – related party	(24,000)	-
Loss on settlement of litigation	-	(82,642)
Gain on settlement of liabilities	-	(175,449)
Gain on write-off of accounts payable	(251,238)	-
Gain on write-off of notes payable	(7,000)	-
Gain on write-off of stock subscriptions payable	(150,000)	-
Loss on impairment of investment in Paradise on Wings	-	348,143
Seediv compensation expense	-	251,309
Changes in operating assets and liabilities, net of acquisition of Seediv:
Accounts receivable	(99,592)	(55,671)
Accounts receivable – related party	13,063	50,515
Ad fund receivable	(36,837)	-
Ad fund receivable – related party	(2,280)	-
Inventory	(167)	(4,676)
Interest receivable	838	(838)
Interest receivable – related party	-	11,380
Deposits	(19,383)	-
Other assets	(5,923)	6,538
Accounts payable and accrued liabilities	(16,829)	82,493
Accounts payable and accrued liabilities – related party	(4,284)	72,097
Accrued interest	10,878	420
Settlement agreements payable	11,273	15,052
Accured legal settlement	7,830	-
Other liabilities	4,051	(471)

Net cash provided / (used) by operating activities	248,345	(10,087)

Cash flows from investing activities

Issuance of notes receivable	(7,659)	(86,717)
Issuance of notes receivable – related party	-	(419,849)
Repayments of notes receivable	67,152	-
Repayments of notes receivable – related party	-	541,487
Sale of investment in Paradise on Wings – related party	24,000	-
Purchases of fixed assets	(35,346)	(1,213)
Acquisition of Seediv	-	4,424

Net cash provided by investing activities	48,147	38,132

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	433,771	840,353
Repayments of notes payable – related party	(635,840)	(824,250)

Net cash provided / (used) by financing activities	(202,069)	16,103

Net decrease in cash and cash equivalents	94,423	44,148
Cash and cash equivalents, beginning of period	50,923	6,775

Cash and cash equivalents, end of period	$145,346	$50,923

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Stock issued for settlement of litigation	$-	$19,551

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

ARC Group, Inc., a Nevada corporation (the “Company”), was incorporated in April 2000. The Company’s business is focused on the development of the Dick’s Wings® franchise and the acquisition of financial interests in other restaurant brands. The Dick’s Wings concept is currently comprised of traditional restaurants like its Dick’s Wings & Grill® restaurants and non-traditional units like the Dick’s Wings concession stands that the Company has at TIAA Bank Field (formerly EverBank Field) in Jacksonville, Florida.

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

At December 31, 2017, the Company had 22 restaurants and two concession stands. Of the 22 restaurants, 17 were located in Florida and five were located in Georgia. The Company’s concession stands were also located in Florida. Two of the Company’s restaurants were owned by the Company, and the remaining 20 restaurants were owned and operated by franchisees. The Company’s concession stands at TIAA Bank Field were also owned by the Company. The Company acquired the Nocatee and Youngerman Restaurants during 2016, which increased the number of Company-owned restaurants by two and reduced the number of franchised restaurants by two during 2016, and opened four new franchised restaurants during 2016. The Company did not open or acquire any Company-owned or franchised restaurants during 2017. One franchised restaurant closed during 2017. No Company-owned restaurants closed during 2017, and no Company-owned or franchised restaurants closed during 2016.

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

Going Concern

The Company incurred net losses of $813,713 for the year ended December 31, 2016 and experienced negative cash flows from operations for that year. The Company also had an accumulated deficit of $5,113,332 and a working capital deficit of $1,259,231 at December 31, 2016. Those facts created an uncertainty about the Company’s ability to continue as a going concern as of December 31, 2016.

The Company generated net income of $344,740 and cash flows from operations of $248,345 for the year ended December 31, 2017. The improvement was due primarily to its acquisition of two Company-owned restaurants in December 2016. In addition, the Company has received continued financial support from related parties. As a result of these factors, the Company believes that the substantial doubt about its ability to continue as a going concern had been alleviated as of December 31, 2017.

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

The accounts receivable balance at December 31, 2017 was comprised primarily of credit card sales by Company-owned restaurants, royalties due from the Company’s franchisees, and sales proceeds due from the concessionaire of the Company’s concessions stands, all of which the Company collected in full in January 2018. Accordingly, the allowance for doubtful accounts was zero at December 31, 2017. The accounts receivable balance at December 31, 2016 was comprised primarily of credit card sales by Company-owned restaurants and unpaid royalties due from one of the Company’s franchisees that was behind in its payments, all of which the Company collected in full in early 2017. Accordingly, the allowance for doubtful accounts was zero at December 31, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Inventory

Inventory consists primarily of food and beverage products and is accounted for at the lower of cost or net realizable value using the first in, first out method of inventory valuation in accordance with ASC Topic 330, Inventory. Cash flows related to inventory sales are classified in net cash used by operating activities in the Statements of Cash Flows.

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

The Company determined that the acquisition of Seediv constituted a business combination as defined by ASC Topic 805, Business Combinations (“ASC 805”). The Company also determined that the acquisition of Seediv constituted a transaction involving entities under common control for the reasons set forth herein under Note 5. Acquisition of Seediv. Under ASC 805, the assets acquired and liabilities assumed from entities under common control are recorded at their acquisition date carrying value. The carrying value of the assets acquired and liabilities assumed were determined in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. Under ASC 805, the excess of the purchase price over the fair value of the assets acquired is typically recognized as goodwill. However, under ASC 805, the excess of the purchase price over the fair value of the assets acquired cannot be recognized as goodwill in a transaction involving entities under common control. Accordingly, the Company recognized the excess amount as Seediv compensation expense in accordance with the provisions of ASC 805. The Company recognized Seediv compensation expense in the amount of $251,309 in connection with the acquisition of Seediv and included this amount under general and administrative expenses in the Company’s Consolidated Statements of Operations. Pursuant to the provisions of ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges were not included as components of consideration transferred but were accounted for as expenses in the period in which the costs were incurred. The Company recognized other transaction costs in the amount of $502,856 in connection with the acquisition of Seediv and included this amount under general and administrative expenses in the Company’s Consolidated Statements of Operations.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

The Company accounts for the cash and cash equivalents held by the general advertising fund as restricted cash on its accompanying consolidated balance sheets. The restricted cash of this fund is classified as current as it is expected to be utilized to fund short-term obligations of the general advertising fund. The Company did not have any restricted cash at December 31, 2017 and 2016.

Revenue Recognition

The Company’s revenue consists primarily of proceeds from the sale of food and beverage products at its Company-owned restaurants and concession stands, and royalty payments, franchise fees and area development fees that it receives from its franchisees. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance has occurred, the sales price is fixed and determinable, and collectability is reasonably assured in accordance with ASC Topic 605, Revenue Recognition. The Company records revenue from the sale of food and beverages as products are sold. Royalties are accrued as earned and are calculated each period based on restaurant sales. Franchise fees from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by the Company have been performed. Area development fees are dependent upon the number of restaurants in the territory, as are the Company’s obligations under the area development agreement. Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods.

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

Revenue from restaurant sales was $3,612,951 for the year ended December 31, 2017 and was comprised of $3,502,080 in sales generated by the Company’s two Company-owned restaurants and $110,871 in sales generated by the Company’s two concession stands. Revenue from restaurants sales was $130,861 for the year ended December 31, 2016 and was comprised entirely of sales generated by the Company’s two Company-owned restaurants. Franchise and other revenue was $832,712 for the year ended December 31, 2017 and was comprised of $829,069 in royalties and $3,643 in sales of merchandise. Franchisee and other revenue was $1,144,587 for the year ended December 31, 2016 and was comprised of $1,004,587 in royalties, $105,000 in franchise fees and $35,000 in licensing fees associated with its concession stands.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under this method, compensation expense includes compensation expense for all stock-based payments based on the grant-date fair value. Such amounts have been reduced to reflect the Company’s estimate of forfeitures of all unvested awards.

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

Marketing and Advertising

Contributions to the national advertising fund related to Company-owned restaurants are expensed as contributed and local advertising costs for Company-owned restaurants are expensed as incurred. All other marketing and advertising costs are expenses as incurred. The Company incurred $90,120 and $46,545 for marketing and advertising costs during the years ended December 31, 2017 and 2016, respectively.

Start-Up Costs

Start-up costs consists of costs associated with the opening of new Company-owned restaurants and varies based on the number of new locations opening and under construction. These costs are expensed as incurred in accordance with ASC Topic 720, Other Expenses.

Sales Taxes

Sales taxes collected from customers are excluded from revenue. Sales taxes payable are included in accrued expenses until the taxes are remitted to the appropriate taxing authorities in accordance with ASC 450, Contingencies (“ASC 450”).

ARC Group, Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized in the future. In determining whether a valuation allowance is required, the Company takes into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of $465,018 and $965,216 at December 31, 2017 and 2016, respectively.

Net deferred tax assets were comprised of the following at December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$465,018	$965,216
Deferred tax liabilities	-0-	-0-
Valuation allowance	(465,018)	(965,216)
Net deferred tax assets	$-0-	$-0-

The Company had net operating loss carry-forwards of approximately $1,860,071 and $2,533,376 at December 31, 2017 and 2016, respectively, that may be offset against future taxable income. No tax benefit has been reported in the financial statements for the Company’s 2017 and 2016 fiscal years because the potential tax benefit is offset by a valuation allowance of the same amount. The Company had no uncertain tax positions at December 31, 2017 and 2016.

Effective January 1, 2018, the federal corporate income tax rate was decreased from 34% to 21%. The effect of this change on deferred taxes and the valuation allowance at December 31, 2017 was $244,147. The valuation allowance as of December 31, 2017 includes $105,629 of net operating loss carry forwards that relate to stock compensation expense for income tax reporting purposes that upon realization, would be recorded as additional paid-in capital. There were no such net operating loss carry forwards as of December 31, 2016. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

ARC Group, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate for the years ended December 31, 2017 and 2016 is as follows:

	December 31, 2017	December 31, 2016
Income tax provision at statutory rate	$123,612	$861,348
State income taxes	14,906	103,868
Stock compensation expense	105,629	-0-
Effect of change in federal tax rate	244,147	-0-
Other	11,904	-0-
Change in valuation allowance	(500,198)	(965,216)
Net tax provision	$-0-	$-0-

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

On July 31, 2017, Seenu G. Kasturi, the Company’s President, Chief Financial Officer and Chairman of the Board of Directors, purchased 2,647,144 shares of the Company’s common stock, which represented approximately 38.4% of the outstanding shares of the Company’s common stock on that date, from William D. Leopold. This transaction could be deemed to have resulted in a change in ownership of the Company.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

The Company determined that the new revenue guidance will impact the timing of recognition of franchise fees. Under existing guidance, these fees are typically recognized upon the opening of restaurants. Under the new guidance, the fees will have to be deferred and recognized as revenue over the term of the individual franchise agreements. However, the effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company presently expects to use the modified retrospective method of adoption when the new guidance is adopted in the first fiscal quarter of 2018. Upon adoption, the Company will recognize a deferral in revenue from franchise fees on its balance sheet of approximately $196,478 and an increase in the Company’s accumulated deficit by the same amount.

The Company also determined that the new revenue guidance will impact the accounting for transactions related to the Company’s general advertising fund. Currently, franchisee contributions to and expenditures by the fund are not included in the Company’s Consolidated Statements of Operations. Under the new guidance, the Company will include contributions to and expenditures by the fund within the Company’s Consolidated Statements of Operations. While this change will materially impact the gross amount of reported franchise revenue and expenses, the impact will be an increase to both revenue and expense that, for the most part, will offset such that the impact on gross profit and net income, if any, will not be material.

Additionally, the Company determined that the new revenue guidance will impact the accounting for transactions related to the Company’s gift card program. Estimated breakage income on gift cards will be recognized as gift cards are utilized instead of the Company’s current policy of deferring the breakage income until it is deemed remote that the unused gift card balance will be redeemed. The Company determined that this change will not have a material impact on its consolidated financial statements.

The table below presents the expected effects these changes would have had on the Company’s consolidated financial statements in 2017 and 2016 had this guidance been adopted by the Company on January 1, 2016:

	Fiscal Year 2017			Fiscal Year 2016
	As Reported	Effects of Adoption	Upon Adoption	As Reported	Effects of Adoption	Upon Adoption
Franchise and other revenue	$832,712	$34,500	$867,212	$1,144,587	$(73,622)	$1,070,965
Advertising fund fees	-0-	294,888	294,888	-0-	367,153	367,153
Advertising expenses	-0-	(294,888)	(294,888)	-0-	(367,153)	(367,153)
Net income / (loss)	$344,740	$34,500	$379,240	$(813,713)	$(73,622)	$(887,335)
Net income / (loss) per share – basic and fully diluted	$0.05	$0.01	$0.06	$(0.12)	$(0.01)	$(0.13)

ARC Group, Inc.

Notes to Consolidated Financial Statements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding on certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15: (i) provides a definition of the term “substantial doubt”, (ii) requires an evaluation every reporting period including interim periods, (iii) provides principles for considering the mitigating effects of management’s plans, (iv) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (v) requires an express statement and other disclosures when substantial doubt is not alleviated, and (vi) requires an assessment for a period of one year after the date that the financial statements are issued or available to be issued. ASU 2014-15 is effective for fiscal years ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. As discussed herein under Note 2. Significant Accounting Policies – Going Concern, the Company incurred a net loss and negative cash flows from operating activities for the year ended December 31, 2016. These facts created an uncertainty about the Company’s ability to continue as a going concern as of December 31, 2016. However, the Company generated net income and positive cash flows from operations for the year ended December 31, 2017. The improvement was due primarily to its acquisition of two Company-owned restaurants in December 2016. In addition, the Company has received continued financial support from related parties. As a result of these factors, the Company believes that the substantial doubt about its ability to continue as a going concern had been alleviated as of December 31, 2017.

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

Note 3. Net Income / (Loss) Per Share

The Company calculates basic and diluted net income / (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic net income / (loss) per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period and is calculated by dividing the reported net income / (loss) for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income / (loss) per share is calculated by dividing the reported net income / (loss) for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period, as adjusted to give effect to the exercise or conversion of all potentially dilutive securities outstanding at the end of the applicable period.

The Company did not have any securities outstanding at December 31, 2017 and 2016 that were exercisable or convertible into shares of the Company’s common stock. As a result, basic net income / (loss) per share was equal to diluted net income / (loss) per share for the years ended December 31, 2017 and 2016.

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

The Company accounted for its 50% ownership interest in Paradise on Wings using the equity method of accounting because the Company had the ability to exert significant influence, but not control, over the operating and financial policies of Paradise on Wings.   The investment was initially recorded at the fair value amount of the Company’s initial investment and subsequently adjusted for the Company’s share of the net income and loss, and cash contributions and distributions, to or from Paradise on Wings.  The Company reported its income from Paradise on Wings as income from investment in Paradise on Wings in its statements of operations and reported its investment in Paradise on Wings as equity investment in Paradise on Wings in its balance sheets.

The Company performed a review of its investment in Paradise on Wings at the end of its 2016 fiscal year and determined that, for the reasons more fully described in Note 8. Fair Value Measurements, an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at December 31, 2017 and 2016. In addition, because the carrying amount of the Company’s investment in Paradise on Wings was zero at December 31, 2017 and 2016, the amount of the Company’s share of net loss incurred by Paradise on Wings that was recognized by the Company during the year ended December 31, 2017 and 2016 was zero.

On September 30, 2017, the Company sold its 50% ownership interest in Paradise on Wings to Seenu G. Kasturi, the Company’s President, Chief Financial Officer and Chairman of the Board of Directors, for $24,000. The purchase price of $24,000 was reflected in Gain on Sale of Investment in Paradise on Wings – Related Party on the Company’s Consolidated Statements of Operations.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the years ended December 31, 2017 and 2016 provided to the Company by Paradise on Wings. The information for the year ended December 31, 2017 reflects the period commencing January 1, 2017 and ending September 30, 2017, the date that the Company sold its 50% ownership interest in Paradise on Wings to Seenu G. Kasturi.

Statement of Operations	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenue	$226,273	$384,653
Operating expenses	(484,436)	(830,023)
Loss from operations	(258,163)	(445,370)
Other expense	(182,398)	—
Net loss	$(440,561)	$(445,370)

Company’s share of net loss	$(220,281)	$(247,717)

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at December 31, 2016 provided to the Company by Paradise on Wings. No balance sheet information has been provided at December 31, 2017 because the Company sold its 50% ownership interest in Paradise on Wings to Seenu G. Kasturi on September 30, 2017.

Balance Sheet	December 31, 2016
Current assets	$3,549
Equity investment	141,168
Total assets	$144,717

Total liabilities	$110,596
Equity	34,121
Total liabilities and equity	$144,717

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

As of December 19, 2016, Mr. Kasturi owned approximately 14.8% of the Company’s issued and outstanding shares of Common Stock and all of the outstanding membership interests in Seediv. In addition, as of December 19, 2016, he served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), and owned 90% of the equity interests in Blue Victory. Blue Victory loaned the Company $840,353 during the year ended December 31, 2016. As of December 19, 2016, Mr. Kasturi also served as the President, Treasurer and Secretary of, and is the sole member of, DWG Acquisitions and Raceland QSR, and owned all of the equity interests in DWG Acquisitions and Raceland QSR. DWG Acquisitions owned and operated six of the Company’s 22 franchised restaurants as of December 19, 2016. Raceland QSR served as the landlord under the Company’s lease for the Youngerman Circle Restaurant as of December 19, 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The acquisition was accounted for as a business combination. Based upon its analysis of the above facts, the Company determined that the acquisition of Seediv was a transaction involving entities under common control. Accordingly, the assets acquired and liabilities assumed were recorded based on their carrying value at the time of the acquisition and the excess of the purchase price over the aggregate carrying value of the net assets acquired was allocated to Seediv compensation expense.

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

As of December 31, 2017, the Company calculated the Earnout Payment in accordance with the provisions of the membership interest purchase agreement and determined that the Earnout Payment was $199,682. The Company recognized additional Seediv compensation expense in the amount of $178,785 in connection with the Earnout Payment and included the amount within general and administrative expenses in the Company’s Consolidated Statements of Operations.

The following table summarizes certain unaudited pro forma financial information as if the acquisition of Seediv had occurred on January 1, 2016:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenue	$4,445,663	$4,643,904
Loss from continuing operations	(84,614)	(845,508)
Net income / (loss)	344,740	(1,467,086)
Net income / (loss) per share – basic and fully diluted	$0.05	$(0.22)

ARC Group, Inc.

Notes to Consolidated Financial Statements

The results of operations for Seediv were included in the Company’s results of operations beginning December 19, 2016. The actual amounts of revenue and net income for Seediv that are included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017 were $3,504,833 and $127,733, respectively, and for the year ended December 31, 2016 were $130,861 and $13,210, respectively. Acquisition-related costs were $50,000 during the year ended December 31, 2016 and were included in general and administrative expense in the Company’s Consolidated Statement of Operations. These non-recurring costs were eliminated from the unaudited pro forma net income from continuing operations for the year ended December 31, 2016.

The unaudited pro forma financial information has been presented for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 2016 or of the future results of the combined entities. For additional information about the Company’s acquisition of Seediv, please refer to the Company’s Current Report on Form 8-K and Current Report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on December 23, 2016 and April 28, 2017, respectively.

Note 6. Inventory

Inventory was comprised of the following at December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Food	$23,987	$25,942
Beverages	21,430	19,308
Total	$45,417	$45,250

Note 7. Property and Equipment, Net

Property and equipment were comprised of the following at December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Leasehold improvements	$69,472	$62,125
Furniture, fixtures and equipment	78,621	50,140
Subtotal	148,093	112,265
Less: accumulated depreciation	(48,979)	(31,317)
Total	$99,114	$80,948

Depreciation expense was $17,180 and $507 during the years ended December 31, 2017 and 2016, respectively.

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

The Company performed a review of its investment in Paradise on Wings at the end of its 2016 fiscal year to determine whether an impairment must be recorded. As described more fully in Note 4. Investment in Paradise on Wings, Paradise on Wings incurred losses of $445,370 during the year ended December 31, 2016. As a result of these recurring operating losses and other quantitative and qualitative factors and circumstances surrounding the investment, including prices for comparable businesses and those factors and circumstances more fully described in Note 2. Significant Account Policies – Investment in Paradise on Wings, the Company determined that an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized.

On September 30, 2017, the Company sold its 50% ownership interest in Paradise on Wings to Seenu G. Kasturi for $24,000. Paradise on Wings incurred a loss of $440,561 during the period beginning January 1, 2017 and ending September 30, 2017. As a result, the carrying amount of the Company’s investment in Paradise on Wings was zero at September 30, 2017. The Company recognized a gain on the sale of investment in Paradise on Wings of $24,000 during the year ended December 31, 2017. The Company recorded the gain within other income / (expense) in the Company’s Consolidated Statements of Operations.

In connection with the acquisition of Seediv, the Company agreed to pay contingent consideration in the form of an earn-out payment. The Company determined that the fair value of the liability for the contingent consideration was estimated to be $20,897 at the acquisition date. The fair value of this liability did not change from the initial valuation calculated on the acquisition date. Accordingly, the fair value of the liability was $20,897 on December 31, 2016.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2017, the Company calculated the Earnout Payment in accordance with the provisions of the membership interest purchase agreement and determined that the Earnout Payment was $199,682. The Company recognized additional Seediv compensation expense in the amount of $178,785 in connection with the Earnout Payment and the liability for the contingent consideration was increased to $176,675 at December 31, 2017.

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at December 31, 2017 and 2016, respectively:

	Level 1	Level 2	Level 3
December 31, 2017	$-0-	$199,682	$-0-
December 31, 2016	$-0-	$-0-	$20,897

The fair value measurement of the contingent consideration represented a Level 3 fair value measurement at December 31, 2016 because it was based on significant inputs not observed in the market. Key assumptions included discount rates and probability-adjusted achievement estimates of the EBITDA targets for the Nocatee and Youngerman Circle Restaurants that were not observable in the market. As of the end of the Earnout Period on December 31, 2017, the actual EBITDA for the Nocatee and Youngerman Circle Restaurants was utilized to compute the ending contingent consideration liability. Accordingly, the contingent consideration liability was transferred into the Level 2 valuation hierarchy at December 31, 2017 because it was based on other significant observable inputs.

The following table presents activating in our financial assets and liabilities measured at fair value under the Level 3 valuation hierarchy using significant unobservable inputs as of and for the year ended December 31, 2017:

Total Liabilities
Balance at December 31, 2015	$-0-
Contingent consideration related to acquisition of Seediv	20,897
Balance at December 31, 2016	$20,897
Transfer of contingent consideration to Level 2	(20,897)
Balance at December 31, 2017	$-0-

The Company’s other financial instruments consist of cash and cash equivalents, accounts and ad fund receivables, notes receivable, accounts payable, accrued expenses and notes payable. The estimated fair values of the cash and cash equivalents, accounts and ad fund receivables, accounts payable, and accrued expenses approximate their respective carrying amounts due to the short-term maturities of these instruments. The estimated fair values of the notes receivable and notes payable also approximates their respective carrying amounts since their terms are similar to those in the lending market for comparable loans with comparable risks. The fair value of related-party transactions is not determinable due to their related-party nature. None of these instruments are held for trading purposes.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 9. Notes Receivable

Notes Receivable – Unrelated Parties

In May and June 2013, the Company made loans to certain of its franchisees in the aggregate original principal amount of $40,507. The loans were for terms ranging from one year to three years in duration, were payable in monthly installments, and did not require the payment of any interest. The loans were repaid in full during the year ended December 31, 2016.

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan is for a term of three years, is payable in monthly installments, and does not require the payment of any interest. A total of $25 and $1,783 of principal was outstanding under the loan at December 31, 2017 and 2016, respectively.

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,136. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,136 line of credit agreement was for a term of two years, was payable in monthly installments beginning January 1, 2017, and did not require the payment of any interest. The loan was repaid in full during the year ended December 31, 2017. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. A total of $25,944 and $78,020 of principal was outstanding under the loans at December 31, 2017 and 2016, respectively, and a total of $838 of accrued interest was outstanding under the loans at December 31, 2016. No accrued interest was outstanding under the loans at December 31, 2017.

In September 2016, the Company made a loan to one of its franchisees in the aggregate original principal amount of $13,869. The loan was due and payable in full on November 15, 2018, was payable in monthly installments beginning December 15, 2016, and accrued interest at a rate of 5% per annum beginning October 1, 2016. A total of $13,318 of principal was outstanding under the loan at December 31, 2016. No accrued interest was outstanding under the loan at December 31, 2016. The loan was repaid in full during the year ended December 31, 2017.

In October 2017, the Company made a loan to one of its franchisees in the aggregate original principal amount of $7,659. The loan is due and payable in full on December 1, 2020, is payable in monthly installments beginning January 1, 2018, and does not require the payment of any interest. The full amount of the loan was outstanding on December 31, 2017.

The carrying value of the Company’s outstanding notes receivable was $33,628 and $93,121 at December 31, 2017 and 2016, respectively, all of which was due from unrelated third parties. Of these amounts, $28,522 and $5,106 were classified as short-term and long-term notes receivable, respectively, at December 31, 2017, and $63,742 and $29,379 were classified as short-term and long-term notes receivable, respectively, at December 31, 2016. The Company had interest receivable of $838 outstanding at December 31, 2016. The Company did not have any interest receivable outstanding at December 31, 2017. The Company generated interest income of $2,340 and $896 during the years ended December 31, 2017 and 2016, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Notes Receivable – Related Parties

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Raceland QSR. The Company loaned an additional $419,849 to Raceland QSR during the year ended December 31, 2016. The loan accrued interest at a rate of 6% per year and was payable on demand. Raceland QSR did not make any interest payments under the loan during the year ended December 31, 2016. All accrued but unpaid interest was written off during the year ended December 31, 2016. During the year ended 2016, the Company recorded an allowance for uncollectible notes receivable of $271,590. Raceland QSR subsequently transferred the outstanding balance of the note receivable to Seediv in December 2016, and the outstanding balance of the loan was repaid in full on December 19, 2016 when the Company acquired Seediv. A description of the acquisition of Seediv by the Company is set forth herein under Note 5. Acquisition of Seediv.

Note 10. Debt Obligations

During the fourth quarter of 2008, the Company issued promissory notes to four investors for a total original principal amount of $11,000 in return for aggregate cash proceeds of $11,000. The notes bore interest at a rate of 6% per annum and provided for the payment of all principal and interest three years after the date of the respective notes. The notes provided for the payment of a penalty in an amount equal to 10% of the principal amount of the notes in the event they were not paid by the end of the term. In April 2015, the Company repaid notes to two of these investors representing a total original principal amount of $4,000. As a result, a total original principal balance of $7,000 was outstanding under the two remaining notes at December 31, 2016. These notes were in default.

As of December 31, 2017, in accordance with ASC 450, the Company determined that the probability that the Company would have to repay either of the promissory notes to the investors was remote. Accordingly, the Company concluded that the total original principal amount outstanding under the notes should be written off as of December 31, 2017. The Company recorded the write-off within other income / (expense) in its Consolidated Statements of Operations.

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

During the year ended December 31, 2016, the Company borrowed $840,353 under the credit facility, of which $824,250 was repaid by the Company during the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the credit facility was $16,103 at December 31, 2016. During the year ended December 31, 2017, the Company borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. Accordingly, there was no principal outstanding under the credit facility at December 31, 2017.

On December 19, 2016, the Company acquired Seediv. In connection therewith, the Company assumed debt owed by Seediv to Blue Victory pursuant to the terms of a promissory note issued by Seediv in favor of Blue Victory in the amount of $216,469. The promissory note accrued interest at a rate of 6% per annum and was payable on demand. No payments were made by the Company under the promissory note during the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the promissory note was $216,469 at December 31, 2016. The Company repaid the remaining outstanding balance of the promissory note during the year ended December 31, 2017.

ARC Group, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2017, the Company borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. The loan accrued interest at a rate of 6% per annum and was payable on demand. The Company repaid the loan in full subsequent to December 31, 2017.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $30,503 and $239,572 at December 31, 2017 and 2016, respectively, as follows:

	December 31,	December 31,
	2017	2016
Notes payable – related party	$30,503	$232,572
Notes payable – in default	-0-	7,000
Total notes payable, net	$30,503	$239,572

Note 11. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at December 31, 2017 and 2016, of which 6,950,869 and 6,647,464 shares of common stock were outstanding at December 31, 2017 and 2016, respectively, and 10,000,000 shares of preferred stock, none of which was outstanding at December 31, 2017 and 2016.

On September 27, 2011, the Company entered into an agreement with a consultant pursuant to which the Company agreed to issue 142,857 shares of its common stock to the consultant as payment for consulting services to be performed by the consultant during a term commencing on the date of the agreement and ending June 30, 2012. The shares were valued at the closing price of the Company’s common stock on the date of grant for total consideration of $150,000. The Company recognized $150,000 of stock compensation in connection therewith and credited stock subscription payable. The Company had not issued any of the shares to the consultant as of December 31, 2017. Accordingly, the Company had an outstanding balance of $150,000 in stock subscriptions payable at December 31, 2017 and 2016.

As of December 31, 2017, in accordance with ASC 450, the Company determined that the probability that the Company would have to issue any shares of common stock to the consultant, or pay any other form of consideration to the consultant, was remote. Accordingly, the Company concluded that the $150,000 of stock subscription payable should be written off as of December 31, 2017. The Company recorded the write-off within other income / (expense) in its Consolidated Statements of Operations.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In January 2013, the Company appointed Richard W. Akam to serve as its Chief Operating Officer. In connection therewith, the Company entered into an employment agreement with Mr. Akam. The employment agreement provides in part that the Company will grant Mr. Akam shares of its common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam is continuously employed by the Company through January 1st of the applicable year. The number of shares of common stock that the Company will issue to Mr. Akam for each applicable year will be calculated based on the average of the last sales price of shares of the Company’s common stock as reported on the OTCQB for the month of January of the applicable year. On January 31, 2017, the Company and Richard W. Akam entered into an amendment to the employment agreement, pursuant to which, among other things, the parties removed the provision relating to the grant of shares of the Company’s common stock to Mr. Akam on January 1st of each year effective December 31, 2016. A description of the employment agreement is set forth herein under Note 14. Commitments and Contingencies – Employment Agreements.

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

The Company recognized $40,500 of stock compensation expense during the year ended December 31, 2017 in connection with the vesting of the shares of common stock earned by Mr. Kasturi on April 1, July 1 and October 1, 2017. The Company also recognized $13,353 of stock compensation expense during the year ended December 31, 2017 in connection with the vesting of the shares of common stock to be earned by Mr. Kasturi on January 1, 2018. This amount was credited to stock subscriptions payable.

In May 2017, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company for a term of one year. Under the terms of the agreement, the Company agreed to pay Maxim $5,000 per month during the term of the agreement and issue 225,000 shares of common stock to Maxim upon the execution of the agreement. The Company recognized $180,000 of stock compensation expense during the year ended December 31, 2017 in connection with the issuance of the shares.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In August 2017, the Company approved the issuance of a total of 2,750 shares of its common stock to certain of its non-executive employees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $2,338 of stock compensation expense in connection therewith during the year ended December 31, 2017.

In August 2017, the Company approved the issuance of a total of 13,000 shares of its common stock to certain of its franchisees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $11,050 of stock compensation expense in connection therewith during the year ended December 31, 2017.

In August 2017, the Company issued 35,295 shares of its common stock to a consultant as payment for $30,000 of consulting fees then due and payable by the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant.

The Company recognized a total of $247,240 and $41,337 for stock compensation expense during the years ended December 31, 2017 and 2016, respectively. The Company had a total of $26,853 and $150,000 of stock subscription payable outstanding at December 31, 2017 and 2016, respectively.

Note 12. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the years ended December 31, 2017 and 2016, and no stock options or warrants were exercised during the years ended December 31, 2017 and 2016. There were no stock options or warrants outstanding at December 31, 2017 and 2016.

Note 13. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2017, 142,858 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in August 2021.  On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc.

Notes to Consolidated Financial Statements

ARC Group, Inc. 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards.  As of December 31, 2017, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan.  The plan terminates in June 2024.

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

The employment agreement provided that, on July 22, 2013, the Company would grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam was continuously employed by the Company through that date. The number of shares of common stock that the Company would issue to Mr. Akam would be calculated based on the last sales price of the Company’s common stock as reported on the OTCQB on July 22, 2013.  The employment agreement also provided that the Company would grant Mr. Akam additional shares of its common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam was continuously employed by the Company through January 1st of the applicable year. The number of shares of common stock that the Company would issue to Mr. Akam for each applicable year would be calculated based on the average of the last sales price of shares of the Company’s common stock as reported on the OTCQB for the month of January of the applicable year.

Notwithstanding the above, and in connection therewith, Mr. Akam agreed that the number of shares that may be earned by him under his employment agreement in connection with any particular grant would be equal to the lesser of: (i) 71,429 shares of common stock, or (ii) the number of shares of common stock calculated by dividing $50,000 by the closing price of the Company’s common stock on the day immediately preceding the date the Company’s obligation to issue the shares to him fully accrues. Mr. Akam also agreed that in the event the Company was unable to fulfill its obligation to issue all of the shares earned by him with respect to any particular grant because it did not have enough shares of common stock authorized and available for issuance, (i) Mr. Akam would not require the Company to issue more shares of common stock than are then authorized and available for issuance by the Company, and (i) the Company would be permitted to settle any liability to Mr. Akam created as a result thereof in cash.

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

On January 31, 2017, the Company and Richard W. Akam entered into an amendment to the employment agreement. Under the terms of the amendment, the parties confirmed the appointment of Mr. Akam as the Company’s Chief Operating Officer on January 22, 2013 and as the Company’s Chief Executive Officer on July 31, 2013, clarified that Mr. Akam’s monthly base salary after the initial term of the employment agreement may be adjusted from time to time by the Company with Mr. Akam’s consent, removed the provision relating to the grant of shares of the Company’s common stock to Mr. Akam on January 1st of each year effective December 31, 2016, and clarified that the criteria for Mr. Akam’s annual bonuses shall be identified and agreed upon by the Company and Mr. Akam by the end of the 1st quarter of each fiscal year.

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

Operating Leases

Company Headquarters

In January 2015, the Company entered into a lease with Crescent Hill Office Park for its corporate headquarters located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida pursuant to which the Company leases approximately 2,000 square feet of space. The lease provides for an initial monthly rent payment of $1,806 and expired on December 31, 2017, at which time it converted to a month-to-month lease.

Nocatee Restaurant

In October 2013, DWG Acquisitions entered into a triple net shopping center lease with NTC-REG, LLC (“NTC-REG) for the Nocatee Restaurant pursuant to which DWG Acquisitions leased approximately 2,900 square feet of space. The lease provides for an initial monthly rent payment of $1,100 and an additional annual rent payment equal to the amount by which 6% of the restaurant’s annual gross sales exceeds the aggregate monthly rent payments accrued during the applicable year. The lease has an initial term of 53 months and provides DWG Acquisitions with an option to extend the lease by an additional term of 60 months. The lease was assumed by Seediv when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of that certain Asset Purchase Agreement, dated December 1, 2016, by and between Seediv and DWG Acquisitions (the “Asset Purchase Agreement”).

ARC Group, Inc.

Notes to Consolidated Financial Statements

On April 1, 2017, DWG Acquisitions, Seediv and NTC-REG entered into an assignment and assumption & first modification to lease agreement for the Nocatee Restaurant. Under the agreement, DWG Acquisitions assigned all of its right, title, interest and claim in and to the Nocatee Lease, and Seediv assumed the payment and performance of all obligations, liabilities and covenants of DWG Acquisitions under the lease for the Nocatee Restaurant. In addition, the parties amended certain terms of the lease to state that the lease covers approximately 3,400 square feet of space, to extend the term of the lease for a 60-month period commencing on April 1, 2018 and expiring March 31, 2023, and to change the rent payments to an initial monthly rent payment of $6,830 without an additional annual rent payment.

Youngerman Circle Restaurant

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease provides for a monthly rent payment equal to 7% of the restaurant’s monthly net sales. The lease has an initial term of 10 years and renews automatically for additional one-year terms unless prior written notice is provided by either party. The lease was assumed by Seediv when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement.

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

Rent expense was $262,350 and $29,554 during the years ended December 31, 2017 and 2016, respectively, and was comprised of the following:

	December 31, 2017	December 31, 2016
Straight-lined minimum rent	$194,770	$29,554
Contingent rent	67,580	-0-
Total	$262,350	$29,554

ARC Group, Inc.

Notes to Consolidated Financial Statements

Future minimum annual payments under the leases as of December 31, 2017 are as follows:

Year	Lease Payment
2018	$215,610
2019	216,314
2020	218,892
2021	221,565
2022	224,442
Thereafter	1,840,127
Total	$2,936,950

Sponsorship Agreements

In July 2013, the Company entered into a three-year sponsorship agreement with the Jacksonville Jaguars, LLC (the “Jacksonville Jaguars”) and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership (“Levy”) for a concession stand to be located at TIAA Bank Field in Jacksonville, Florida. The Company concurrently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. In July 2015, the Company extended its sponsorship agreement with the Jaguars by an additional two years and entered into a subcontractor concession agreement with Ovations Food Services, L.P. (“Ovations”) for a second concession stand at TIAA Bank Field. The Company concurrently assigned all of its rights and obligations under the second concession agreement to DWG Acquisitions in return for an additional fee of $3,000 per month for each full or partial month during which the concession agreement is in effect.

In September 2016, the Company terminated its subcontractor concession agreements with Levy and Ovations and the related assignment agreements with DWG Acquisitions, and entered into a sub-concession agreement with Jacksonville Sportservice, Inc. (“Jacksonville Sportservice”) and DWG Acquisitions with respect to the two concession stands previously covered by the Levy and Ovations subcontractor concession agreements. The Company concurrently assigned all of its rights and obligations under the sub-concession agreement to DWG Acquisitions in return for a fee equal to the income generated by the concession stands less all expenses incurred by the concession stands for each full or partial month during which the concession agreement is in effect. In October 2017, the Company entered into a termination agreement with DWG Acquisitions whereby the Company terminated the assignment to DWG Acquisitions.

In November 2017, the Company entered into a new five-year sponsorship agreement with the Jacksonville Jaguars. Under the terms of the sponsorship agreement, during each preseason and regular season football game played by the Jacksonville Jaguars and at certain other events held at the football-based stadium in Jacksonville, Florida currently named “Everbank Field”: (i) the Company has the right to display its branding on one fixed concession stand in the Bud Light Party Zone at Everbank Field and a second concession stand located on the concourse at Everbank Field, (ii) the Company has the right to have its food products sold or otherwise distributed from the stands and/or certain general concession areas at Everbank Field, and (iii) the Company has the right to receive a variety of stadium signage at Everbank Field, radio broadcasting on the Jacksonville Jaguars’ radio programming, and digital advertising on the Jacksonville Jaguars’ website and certain of its social media sites.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The term of the sponsorship agreement commences on April 1, 2018 and expires on the later of: (i) the conclusion of the 2022/23 NFL season, and (ii) February 28, 2023. The Company is required to pay the Jacksonville Jaguars annual fees in the amount of $200,000 during the first year of the agreement increasing to $216,490 during the last year of the agreement. In addition, the Company is required to provide the Jacksonville Jaguars with food, beverages and serving products equal in value to $35,000 during the first year of the agreement increasing to $37,890 during the last year of the agreement. In the event the Jacksonville Jaguars play in any post-season playoff games, the Company will pay the Jacksonville Jaguars an additional amount per playoff game equal to a pro-rated portion of the annual fee applicable during the then-current year of the agreement.

Future minimum annual payments under the sponsorship agreement as of December 31, 2017 are as follows:

Year	Annual Payment
2018	$200,000
2019	204,000
2020	208,080
2021	212,240
2022	216,490
Thereafter	-0-
Total	$1,040,810

Accounts Payable

As of December 31, 2017, the Company had accounts payable outstanding in the amount of $709,621. Of this amount, $251,238 of the accounts payable had been outstanding for more than five years. The statute of limitations applicable to these payables expired during the year ended December 31, 2017 and the Company had not received any communications from any of the applicable vendors during the past five years. In accordance with ASC 450, the Company determined that the possibility that any vendor would contact the Company seeking payment for any of such accounts payable and recover a judgment for such payment was remote. Accordingly, the Company concluded that the $251,238 of accounts payable should be written off as of December 31, 2017. The Company recorded the write-off within other income / (expense) in its Consolidated Statements of Operations.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

Sponsorship Agreements

Between July 2013 and November 2017, the Company entered into a series of sponsorship agreement with the Jacksonville Jaguars and, in connection therewith, entered into a series of subcontractor concession agreements. The Company assigned all of its rights and obligations under each of the concession agreements to DWG Acquisitions in return for various forms of compensation. In October 2017, the Company entered into a termination agreement with DWG Acquisitions whereby the Company terminated the then current assignment to DWG Acquisitions. A description of the sponsorship agreements, concession agreements and assignments is set forth herein under Note 14. Commitments and Contingencies – Sponsorship Agreements.

Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017 and owned approximately 49.2% of the Company’s common stock at December 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at December 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2017 and 2016. The Company generated revenue of $35,000 from DWG Acquisitions under the assignment agreements related to the Levy and Ovations subcontractor concession agreements during the year ended December 31, 2016. The Company incurred net expenses of $2,842 and $496 from DWG Acquisitions under the assignment agreement related to the Jacksonville Sportservice sub-concession agreement during the years ended December 31, 2017 and 2016, respectively. The fees were credited against the Company’s ad fund liability.

Financing Transactions

In September 2013, the Company entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1 million. In March 2017, the Company and Blue Victory entered into an amendment to the loan agreement to reduce the maximum amount of funds available under the credit facility from $1 million to $50,000. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017. He owned approximately 49.2% of the Company’s common stock and 90% of the equity interests in Blue Victory at December 31, 2017. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the years ended December 31, 2017 and 2016.

ARC Group, Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2016, the Company borrowed $840,353 under the credit facility, of which $824,250 was repaid by the Company during the year ended December 31, 2016. Accordingly, the amount of principal outstanding under the credit facility was $16,103 at December 31, 2016. During the year ended December 31, 2017, the Company borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. Accordingly, there was no principal outstanding under the credit facility at December 31, 2017. A description of the credit facility is set forth herein under Note 10. Debt Obligations.

During the year ended December 31, 2017, the Company borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. The loan accrued interest at a rate of 6% per annum and was payable on demand. The Company repaid the loan in full subsequent to December 31, 2017. A description of this loan from Blue Victory is set forth herein under Note 10. Debt Obligations.

Leases

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement and became an obligation of the Company when the Company acquired Seediv on December 19, 2016. On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017 and owned approximately 49.2% of the Company’s common stock at December 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions and Raceland QSR at December 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions and Raceland QSR during the years ended December 31, 2017 and 2016. A description of the leases is set forth herein under Note 14. Commitments and Contingencies.

Franchise Agreements

In October 2013, DWG Acquisitions became the franchisee of the Nocatee Restaurant. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. The Nocatee Restaurant was acquired by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement. The Nocatee Restaurant was subsequently acquired by the Company when the Company acquired Seediv on December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In May 2014, DWG Acquisitions became the franchisee of the Youngerman Circle Restaurant. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company. The Youngerman Circle Restaurant was acquired by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement. The Youngerman Circle Restaurant was subsequently acquired by the Company when the Company acquired Seediv on December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv.

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

In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida. In connection therewith, DWG Acquisitions entered into a franchise agreement with the Company. The terms of the franchise agreement were identical to those of the franchise agreements that the Company enters into with unrelated franchisees. DWG Acquisitions sold the restaurant to an unrelated third party on January 1, 2017, on which date the third party became the franchisee and the Company terminated the franchise agreement with DWG Acquisitions. The Company waived all royalties and franchise fees otherwise payable by the new franchisee during the year ended December 31, 2017.

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

Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017 and owned approximately 49.2% of the Company’s common stock at December 31, 2017. He owned all of the outstanding membership interests in DWG Acquisitions at December 31, 2017. He also served as the President, Treasurer and Secretary of DWG Acquisitions during the years ended December 31, 2017 and 2016.

The Company generated a total of $156,705 and $478,796 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the years ended December 31, 2017 and 2016, respectively. The Company had a total of $1,505 and $14,568 of accounts receivable outstanding from DWG Acquisitions at December 31, 2017 and 2016, respectively, and had a total of $2,280 of ad funds receivable outstanding from DWG Acquisitions at December 31, 2017. The Company did not have any ad funds receivable outstanding from DWG Acquisitions at December 31, 2016.

Loans

During the year ended December 31, 2015, the Company loaned a total of $121,638 to Raceland QSR. The Company loaned an additional $419,849 to Raceland QSR during the year ended December 31, 2016. The loan was paid off in full by the Company during the year ended December 31, 2016. Seenu G. Kasturi owned approximately 8.7% of the Company’s common stock and all of the equity interests in Raceland QSR during the period for which the loan was outstanding. He also served as the President, Treasurer and Secretary of Raceland QSR during the year ended December 31, 2016. A description of the loan is set forth herein under Note 9. Notes Receivable.

Acquisition of Seediv

On December 19, 2016, the Company acquired all of the outstanding membership interests of Seediv from Seenu G. Kasturi. In connection therewith, the Company assumed debt owed by Seediv to Blue Victory pursuant to the terms of a promissory note issued by Seediv in favor of Blue Victory in the amount of $216,469. The loan was paid off in full by Raceland QSR during the year ended December 31, 2017. Mr. Kasturi owned approximately 14.8% of the Company’s common stock and all of the outstanding membership interests of Seediv at December 19, 2016. He also served as the President, Treasurer and Secretary of Seediv at December 19, 2016. A description of the transaction is set forth herein under Note 5. Acquisition of Seediv. A description of the promissory note is set forth herein under Note 10. Debt Obligations.

Sale of Ownership Interest in Paradise on Wings

On September 30, 2017, the Company sold its 50% ownership interest in Paradise on Wings to Seenu G. Kasturi for $24,000. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017 and owned approximately 49.2% of the Company’s common stock at December 31, 2017. A description of the transaction is set forth herein under Note 4. Investment in Paradise on Wings.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Real Estate Transactions

On October 4, 2017, Seediv entered into an Agreement for Purchase and Sale of Real Estate (the “RE Purchase Agreement”) with Raceland QSR pursuant to which Seediv agreed to purchase the real property located at 6055 Youngerman Circle in Argyle Circle, Jacksonville, Florida 32244 (the “Property”) from Raceland QSR. The purchase price for the Property was to be the lesser of: (i) $2 million, or (ii) the appraised value of the Property determined by the appraisal completed by the financing source proposed to be utilized by Seediv to finance the acquisition of the Property. The agreement provided for the payment by Seediv of a deposit of $10,000 within 10 days of the date of the agreement to an escrow agent to be selected by the parties with the remainder of the purchase price to be paid by Seediv at closing. Seediv had the right to terminate the transaction in the event that certain feasibility studies, the title commitment or the appraisal was unsatisfactory to Seediv, or if Raceland QSR breached any of its representations, warranties, covenants, agreements or obligations under the agreement, in which case the deposit would be returned to Seediv. The closing of the transaction was to occur on December 3, 2017.

On November 30, 2017, Seediv and Raceland QSR entered into an amendment to the RE Purchase Agreement pursuant to which the parties agreed to extend the closing date by 60 calendar days. Subsequent to December 31, 2017, Seediv and Raceland QSR terminated the RE Purchase Agreement. A description of the termination agreement is set forth herein under Note 18. Subsequent Events.

Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017 and owned approximately 49.2% of the Company’s common stock at December 31, 2017. He served as the President, Treasurer and Secretary of Raceland QSR during the year ended December 31, 2017 and owned all of the outstanding membership interests in Raceland QSR at December 31, 2017.

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

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. The Company had not paid any part of the judgment or the accrued interest thereon. As a result, the loss was reflected in settlement agreements payable at December 31, 2017 and 2016. Interest expense in the amount of $11,272 and $11,303 accrued on the outstanding balance of the settlement agreement payable during the years ended December 31, 2017 and 2016, respectively. The interest expense was credited to settlement agreements payable.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. A total of $33,809 and $25,980 of accrued interest, and $10,586 of other expenses, were outstanding at December 31, 2017 and 2016, respectively, resulting in an aggregate potential loss of $155,935 and $148,105 at December 31, 2017 and 2016, respectively. The potential losses of $155,935 and $148,105 were reflected in accrued legal settlement at December 31, 2017 and 2016, respectively. This case is currently pending.

Note. 17. Previously Restated Financial Information

On November 14, 2017, the Company filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2016 with the SEC to restate its audited financial statements for the year ended December 31, 2016 that were included within the Annual Report on Form 10-K for the year ended December 31, 2016 that was originally filed with the SEC on June 27, 2017. The sole purpose of the restatement was to reduce stock compensation expense and stock subscriptions payable by $49,863 in connection with the grant of a stock award to the Company’s Chief Executive Officer that was subsequently terminated. The error had no impact on the Company’s cash, total assets, total stockholders’ deficit or total cash flows for that year.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 18. Subsequent Events

On January 1, 2018, Seenu G. Kasturi earned 9,337 shares of the Company’s common stock pursuant to the terms of his employment agreement with the Company. The Company issued these shares to Mr. Kasturi in January 2018 along with 8,177 shares earned by Mr. Kasturi on October 1, 2017 pursuant to the terms of his employment agreement but not yet issued by the Company.

On February 1, 2018, Seediv and Raceland QSR entered into a Termination Agreement and Mutual Release with respect to the RE Purchase Agreement pursuant to which the parties agreed to terminate the RE Purchase Agreement and release each other from any claims arising out of the RE Purchase Agreement.

On January 23, 2018, the Company issued 5,625 shares of the Company’s common stock to certain of its franchisees as incentive compensation.

On January 30, 2018, the Company entered into a new lease with Crescent Hill Office Park for its corporate headquarters located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida pursuant to which the Company leases approximately 2,000 square feet of space. The lease provides for an initial monthly rent payment of $2,063 and continues in place on a month-to-month basis until either party provides 60 days advance written notice of their intent to terminate the lease.

Exhibit Index

Exhibit	Exhibit Description

21.1	Subsidiaries of ARC Group, Inc.

23.1	Consent of Eide Bailly LLP

23.2	Consent of M&K CPAS, PLLC

31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document