Form 10-Q
period 2018-03-31
ARC Group, Inc.
filed 2018-05-15
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018

or

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,974,008 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on May 11, 2018.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
	(Unaudited)

Assets

Cash and cash equivalents	$237,988	$145,346
Accounts receivable, net	49,818	166,987
Accounts receivable, net – related party	1,640	1,505
Ad funds receivable, net	11,065	36,837
Ad funds receivable, net – related party	2,759	2,280
Inventory	51,802	45,417
Notes receivable, net	22,214	28,522
Deposits	21,458	21,189
Other current assets	12,628	5,923

Total current assets	411,372	454,006

Notes receivable, net of current portion	4,468	5,106
Property and equipment, net	117,527	99,114

Total assets	$533,367	$558,226

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$390,818	$467,264
Accounts payable and accrued expenses – related party	63,883	94,150
Accrued interest	14,349	13,472
Settlement agreements payable	267,776	264,997
Accrued legal contingency	157,865	155,935
Notes payable – related party	43,551	30,503
Contingent consideration	199,682	199,682
Deferred franchise fees	31,486	-
Other current liabilities	10,881	9,147

Total current liabilities	1,180,291	1,235,150

Deferred franchise fees, net of current portion	156,367	-

Total liabilities	1,336,658	1,235,150

Stockholders' equity deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,974,008 and 6,950,869 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	69,740	69,509
Additional paid-in capital	4,031,075	3,995,306
Stock subscriptions payable	13,350	26,853
Accumulated deficit	(4,917,456)	(4,768,592)

Total stockholders' deficit	(803,291)	(676,924)

Total liabilities and stockholders' deficit	$533,367	$558,226

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Revenue:
Restaurant sales	$984,775	$868,476
Franchise and other revenue	233,259	177,302
Franchise and other revenue – related party	28,628	43,018

Total net revenue	1,246,662	1,088,796

Operating expenses:
Restaurant operating costs:
Cost of sales	270,535	283,006
Labor	254,539	268,479
Occupancy	60,459	30,715
Other operating expenses	212,118	170,052
Professional fees	128,913	25,620
Employee compensation expense	131,205	85,323
General and administrative expenses	140,585	15,209

Total operating expenses	1,198,354	878,404

Income from operations	48,308	210,392

Other expense:
Interest expense	(5,692)	(7,925)
Interest income	298	-
Other income	4,700	3,610

Total other expense	(694)	(4,315)

Net income	$47,614	$206,077

Net income per share – basic and fully diluted	$0.01	$0.03

Weighted average number of shares outstanding – basic and fully diluted	6,980,735	6,647,464

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities

Net income	$47,614	$206,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,559	3,146
Stock-based compensation expense	22,497	13,315
Changes in operating assets and liabilities:
Accounts receivable	117,169	18,419
Accounts receivable – related party	(135)	11,288
Ad fund receivable	25,772	(13,067)
Ad fund receivable – related party	(479)	-
Inventory	(6,385)	(4,068)
Other assets	(6,974)	(20,025)
Accounts payable and accrued liabilities	(76,446)	377
Accrued liabilities – related party	(30,267)	(78,337)
Advertising fund liabilities	-	27,067
Settlement agreements payable	2,779	2,780
Accrued legal contingency	1,930	1,930
Deferred franchise fees	(8,625)	-
Other liabilities	2,611	(456)

Net cash provided by operating activities	96,620	168,446

Cash flows from investing activities

Repayments of notes receivable	6,946	34,047
Purchases of fixed assets	(23,972)	(9,739)

Net cash provided / (used) by investing activities	(17,026)	24,308

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	43,551	352,649
Repayments of notes payable – related party	(30,503)	(295,997)

Net cash provided by financing activities	13,048	56,652

Net decrease in cash and cash equivalents	92,642	249,406
Cash and cash equivalents, beginning of period	145,346	50,923

Cash and cash equivalents, end of period	$237,988	$300,329

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

At March 31, 2018, the Company had 21 restaurants and two concession stands. Of the 21 restaurants, 16 were located in Florida and five were located in Georgia. The Company’s concession stands were also located in Florida. Two of the Company’s restaurants were owned by the Company, and the remaining 19 restaurants were owned and operated by franchisees. The Company’s concession stands at TIAA Bank Field were also owned by the Company.

Note 2. Basis of Presentation and Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Seediv, LLC. All intercompany accounts and transactions were eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Notwithstanding this, we believe that the disclosures herein are adequate to make the information presented not misleading.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. Information presented as of December 31, 2017 is derived from the audited consolidated financial statements. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Reclassifications

Certain amounts in the Company’s financial statements for the 2017 fiscal year have been reclassified to conform to the 2018 fiscal year presentation. These reclassifications did not result in any change to the previously reported total assets, net loss or stockholders’ deficit.

Going Concern

Prior to December 31, 2017, certain facts about the Company’s financial results created an uncertainty about the Company’s ability to continue as a going concern. The Company generated net income of $344,740 and cash flows from operations of $248,345 for the year ended December 31, 2017, and generated net income of $47,614 and cash flows from operations of $96,620 for the three-month period ended March 31, 2018. The improvement was due primarily to the Company’s acquisition of two Company-owned restaurants in December 2016. In addition, the Company has received continued financial support from related parties. As a result of these factors, the Company believes that the substantial doubt about its ability to continue as a going concern had been alleviated as of December 31, 2017 and March 31, 2018.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue Recognition

On January 1, 2018, the Company adopted the provisions of FASB ASC 606, Revenue From Contracts With Customers (“ASC 606”). ASC 606 supersedes the current revenue recognition guidance, including industry-specific guidance. ASC 606 provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.

The Company adopted this new guidance effective the first day of fiscal year 2018, using the modified retrospective method of adoption. Under this method, the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative period has not been adjusted and continues to be reported under the previous revenue recognition guidance. The details of the significant changes and quantitative impact of the changes are discussed below.

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. As a result of the adoption of ASC 606, the Company recognized deferred franchise fees in the amount of $196,478 on its balance sheet as of January1, 2018 and an increase in its accumulated deficit by the same amount on that date.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to the Company’s general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in the Company’s condensed consolidated financial statements. Under ASC 606, the Company records contributions to and expenditures by the fund as revenue and expenses within the Company’s condensed consolidated financial statements. The Company recognized contributions to and expenditures by the fund of $53,232 during the three-month period ended March 31, 2018.

Gift Card Funds

Additionally, ASC 606 impacted the accounting for transactions related to the Company’s gift card program. Under previous guidance, estimated breakage income on gift cards was deferred until it was deemed remote that the unused gift card balance would be redeemed. Under ASC 606, breakage income on gift cards is recognized as gift cards are utilized. This effect of this change on the Company’s financial statements was negligible.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Impact on Financial Statements

The following table summarizes the impacts of adopting the revenue recognition standard on the Company’s condensed consolidated financial statements as of and for the three-month period ended March 31, 2018:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Balance Sheet
Deferred franchise fees	$31,486	$(31,486)	$—	$—
Total current liabilities	1,180,291	(31,486)	—	1,148,805
Deferred franchise fees, net of current portion	156,367	(156,367)	—	—
Total liabilities	1,336,658	(187,853)	—	1,148,805
Accumulated deficit	(4,917,456)	187,853	—	4,729,603
Total stockholders’ equity	(803,291)	187,853	—	615,438

Condensed Consolidated Statement of Operations
Franchise and other revenue	$233,259	$(5,625)	$(46,048)	$181,586
Franchise and other revenue – related party	28,628	(3,000)	(7,184)	18,444
Total revenue	1,246,662	(8,625)	(53,232)	1,184,805
General and administrative expenses	140,585	—	(53,232)	87,353
Total operating expenses	1,198,354	—	(53,232)	1,145,122
Income from operations	48,308	(8,625)	—	39,683
Net income	47,614	(8,625)	—	38,989

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$47,614	$(8,625)	$—	$38,989
Changes in operating assets and liabilities:
Deferred franchise fees	(8,625)	8,625	—	—

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2018
Primary geographic markets
Florida	$1,196,368
Georgia	50,294
Total revenue	$1,246,662

Sources of revenue
Restaurant sales	$984,775
Royalties	200,030
Franchise fees	8,625
Advertising fund fees	53,232
Total revenue	$1,246,662

Contract Balances

The following table presents changes in deferred franchise fees as of and for the three-month period ended March 31, 2018:

Total Liabilities
Deferred franchise fees at January 1, 2018	$196,478
Revenue recognized during the period	(8,625)
New deferrals due to cash received	—
Deferred franchise fees at March 31, 2018	$187,853

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at March 31, 2018:

Year	Franchise Fees Recognized
2018	$25,344
2019	28,719
2020	27,000
2021	25,923
2022	24,000
Thereafter	56,867
Total	$187,853

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The estimated franchise fees for 2018 represent the fees to be recognized during the remainder of the 2018 fiscal year.

Recent Accounting Pronouncements

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of ASU 2016-18 did not have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is considered a business. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for certain transactions. The adoption of ASU 2017-01 did not have a material impact on the Company’s financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”).  ASU 2018-05 provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”), which impacts U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act also has tax consequences for many companies that operate internationally. The guidance in ASU 2018-05 addresses situations in which the accounting for certain income tax effects of the Act is incomplete by the time financial statements are issued for the reporting period that includes the enactment date of December 22, 2017. The new guidance requires companies to report provisional amounts if a reasonable estimate of the tax impact can be determined. If a provisional amount cannot be reasonably determined, the entity should continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. The Company is currently evaluating the impact of ASU 2018-05, but believes that ASU 2018-05 will not have a material impact on the Company’s financial statements

The Company reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the Company’s financial statements as a result of future adoption.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3. Net Income Per Share

The Company calculates basic and diluted net income per share in accordance with ASC Topic 260, Earnings per Share. Basic net income per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period and is calculated by dividing the reported net income for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net income per share is calculated by dividing the reported net income for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period, as adjusted to give effect to the exercise or conversion of all potentially dilutive securities outstanding at the end of the applicable period.

The Company did not have any securities outstanding at March 31, 2018 or 2017 that were exercisable or convertible into shares of the Company’s common stock. As a result, basic net income per share was equal to diluted net income per share for the three-month periods ended March 31, 2018 and 2017.

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

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three-month period ended March 31, 2017 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended March 31, 2017
Revenue	$84,151
Operating expenses	(97,156)
Loss from operations	(13,005)
Other expense	(195,096)
Net loss	$(208,101)

Company’s share of net loss	$(104,051)

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at March 31, 2017 provided to the Company by Paradise on Wings.

Balance Sheet	March 31, 2017
Current assets	$99,155
Equity investment	243,766
Total assets	$342,921

Total liabilities	$118,124
Equity	224,797
Total liabilities and equity	$342,921

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

In connection with the acquisition of Seediv, the Company agreed to make an earnout payment to Mr. Kasturi and recorded $20,897 of contingent consideration as the estimated initial fair value of the earnout payment. A description of the manner by which the earnout payment was valued is set forth herein under Note 8. Fair Value Measurements. As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company did not make any payments to Mr. Kasturi with respect to the earnout payment during the three-month period ended March 31, 2018. Accordingly, the outstanding balance of contingent consideration was $199,682 at March 31, 2018 and December 31, 2017.

Note 6. Inventory

Inventory was comprised of the following at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Food	$30,872	$23,987
Beverages	16,747	21,430
Other	4,183	-0-
Total	$51,802	$45,417

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Property and Equipment, Net

Property and equipment were comprised of the following at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Leasehold improvements	$69,472	$69,472
Furniture, fixtures and equipment	107,267	78,621
Subtotal	176,739	148,093
Less: accumulated depreciation	(59,212)	(48,979)
Total	$117,527	$99,114

Depreciation expense was $5,559 and $3,146 during the three-month periods ended March 31, 2018 and 2017, respectively.

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

At each reporting date, the Company revalues the contingent consideration to the reporting date fair value and records increases and decreases in the fair value as income or expense under general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations. Increases or decreases in the fair value of the contingent consideration may result from, among other things, changes in discount periods and rates, changes in the timing and amount of earn-out criteria, and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company recognized additional Seediv compensation expense in the amount by $178,785 in connection with the earnout payment and the liability for the contingent consideration was increased to $176,675 at December 31, 2017. The Company did not make any payments to Mr. Kasturi with respect to the earnout payment during the three-month period ended March 31, 2018. Accordingly, the outstanding balance of contingent consideration was $199,682 at March 31, 2018 and December 31, 2017

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at December 31, 2017 and 2016, respectively:

	Level 1	Level 2	Level 3
March 31, 2018	$-0-	$199,682	$-0-
December 31, 2017	$-0-	$199,682	$-0-

The earnout payment was to be calculated based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the Nocatee and Youngerman Restaurants during the year ended December 31, 2017. As of December 31, 2017, the EBITDA for the Nocatee and Youngerman Circle Restaurants was utilized to compute the ending contingent consideration liability. As a result, the fair value measurement of the contingent consideration represented a Level 2 fair value measurement at March 31, 2018 and December 31, 2017 because it was based on other significant observable inputs.

The Company’s other financial instruments consist of cash and cash equivalents, accounts and ad fund receivables, notes receivable, accounts payable, accrued expenses and notes payable. The estimated fair values of the cash and cash equivalents, accounts and ad fund receivables, notes receivable, accounts payable, accrued expenses and notes payable approximate their respective carrying amounts due to the short-term maturities of these instruments.

Note 9. Notes Receivable

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan was for a term of three years, was payable in monthly installments, and did not require the payment of any interest. The loan was paid off in full during the three-month period ended March 31, 2018. A total of $25 of principal was outstanding under the loan at December 31, 2017.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,136. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,136 line of credit agreement was for a term of two years, was payable in monthly installments beginning January 1, 2017, and did not require the payment of any interest. The loan was repaid in full during the year ended December 31, 2017. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. A total of $19,661 and $25,944 of principal was outstanding under the loans at March 31, 2018 and December 31, 2017, respectively. Interest in the amount of $298 and $588 accrued and was paid in full during the three-month periods ended March 31, 2018 and 2017, respectively. No accrued interest was outstanding under the loans at March 31, 2018 or December 31, 2017.

In October 2017, the Company made a loan to one of its franchisees in the aggregate original principal amount of $7,659. The loan is due and payable in full on December 1, 2020, is payable in monthly installments beginning January 1, 2018, and does not require the payment of any interest. The full amount of the loan was outstanding on December 31, 2017. Payments in the amount of $638 were made against the loan during the three-month period ended March 31, 2018. Accordingly, a total of $7,021 of principal was outstanding under the loan at March 31, 2018.

The carrying value of the Company’s outstanding notes receivable was $26,682 and $33,628 at March 31, 2018 and December 31, 2017, respectively, all of which was due from unrelated third parties. Of these amounts, $22,214 and $4,468 were classified as short-term and long-term notes receivable, respectively, at March 31, 2018, and $28,522 and $5,106 were classified as short-term and long-term notes receivable, respectively, at December 31, 2017. The Company generated interest income of $298 and $748 during the three-month periods ended March 31, 2018 and 2017, respectively. The Company did not have any interest receivable outstanding at March 31, 2018 or December 31, 2017.

Note 10. Debt Obligations

As of December 31, 2016, the Company had principal in the amount of $16,103 outstanding under its credit facility with Blue Victory Holdings, Inc. (“Blue Victory”) and repaid $824,250 under the credit facility. During the year ended December 31, 2017, the Company borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. The Company did not borrow any funds under the credit facility during the three-month period ended March 31, 2018. Accordingly, there was no principal outstanding under the credit facility at March 31, 2018 or December 31, 2017.

During the year ended December 31, 2017, the Company borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $43,551 and repaid $30,503 under the loan during the three-month period ended March 31, 2018. Accordingly, the amount of principal outstanding under the loan was $43,551 at March 31, 2018. The loan accrues interest at a rate of 6% per annum and is payable on demand.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $43,551 and $30,503 at March 31, 2018 and December 31, 2017, respectively.

Note 11. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at March 31, 2018 and December 31, 2017, of which 6,974,008 and 6,950,869 shares of common stock were outstanding at March 31, 2018 and December 31, 2017, respectively, and 10,000,000 shares of preferred stock, none of which was outstanding at March 31, 2018 and December 31, 2017.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On January 1, 2018, Mr. Kasturi earned 9,337 shares of the Company’s common stock pursuant to the terms of his employment agreement with the Company. The Company recognized $147 of stock compensation expense during the three-month period ended March 31, 2018 in connection with the vesting of the shares of common stock earned by Mr. Kasturi on January 1, 2018. This amount was credited to stock subscriptions payable as of March 31, 2018. The Company also recognized $13,350 of stock compensation expense during the three-month period ended March 31, 2018 in connection with the vesting of the shares of common stock to be earned by Mr. Kasturi on April 1, 2018 pursuant to the terms of his employment agreement with the Company. This amount was credited to stock subscriptions payable as of March 31, 2018.

In January 2018, the Company issued a total of 5,625 shares of its common stock to certain of its franchisees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $9,000 of stock compensation expense in connection therewith during the three-month period ended March 31, 2018.

The Company recognized a total of $22,497 and $13,315 for stock compensation expense during the three-month periods ended March 31, 2018 and 2017, respectively. The Company had a total of $13,350 and $26,853 of stock subscription payable outstanding at March 31, 2018 and December 31, 2017, respectively.

Note 12. Stock Options and Warrants

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three-month periods ended March 31, 2018 and 2017, and no stock options or warrants were exercised during the three-month periods ended March 31, 2018 and 2017. There were no stock options or warrants outstanding at March 31, 2018 and 2017.

Note 13. Commitments and Contingencies

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

In January 2018, the Company entered into a new lease with Crescent Hill Office Park for its corporate headquarters located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida pursuant to which the Company leases approximately 2,000 square feet of space. The lease provides for an initial monthly rent payment of $2,063 and continues in place on a month-to-month basis until either party provides 60 days advance written notice of their intent to terminate the lease.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Youngerman Circle Restaurant

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR, a related party, for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease provides for a monthly rent payment equal to 7% of the restaurant’s monthly net sales. The lease has an initial term of 10 years and renews automatically for additional one-year terms unless prior written notice is provided by either party. The lease was assumed by Seediv when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Rent expense was $66,867 and $36,633 during the three-month periods ended March 31, 2018 and 2017, respectively.

Note 14. Related-Party Transactions

During the year ended December 31, 2017, the Company borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $43,551 and repaid $30,503 under the loan during the three-month period ended March 31, 2018. Accordingly, the amount of principal outstanding under the loan was $43,551 at March 31, 2018. The loan accrues interest at a rate of 6% per annum and is payable on demand. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017. He owned approximately 49.2% of the Company’s common stock and 90% of the equity interests in Blue Victory at March 31, 2018. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the three-month period ended March 31, 2018 and the year ended December 31, 2017.

The Company generated a total of $28,628 and $43,018 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three-month period ended March 31, 2018 and 2017, respectively. The Company had a total of $1,640 and $1,505 of accounts receivable outstanding from DWG Acquisitions at March 31, 2018 and December 31, 2017, respectively, and had a total of $2,759 and $2,280 of ad funds receivable outstanding from DWG Acquisitions at March 31, 2018 and December 31, 2017, respectively.

The Company had a total of $63,883 and $94,150 for accounts payable and accrued expenses outstanding from DWG Acquisitions and certain of its employees at March 31, 208 and December 31, 2017, respectively. The outstanding amounts were primarily for rent owed to DWG Acquisitions and other expenses owed to the employees.

Note 15. Judgments in Legal Proceedings

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. The Company had not paid any part of the judgment or the accrued interest thereon. As a result, the loss was reflected in settlement agreements payable at March 31, 2018 and December 31, 2017. Interest expense in the amount of $2,779 accrued on the outstanding balance of the settlement agreement payable during each of the three-month periods ended March 31, 2018 and 2017. The interest expense was credited to settlement agreements payable.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. A total of $35,739 and $33,809 of accrued interest, and $10,586 of other expenses, were outstanding at March 31, 2018 and December 31, 2017, respectively, resulting in an aggregate potential loss of $157,865 and $155,935 at March 31, 2018 and December 31, 2017, respectively. The potential losses of $157,865 and $155,935 were reflected in accrued legal contingency at March 31, 2018 and December 31, 2017, respectively. This case is currently pending.

Note 16. Subsequent Events

On April 1, 2018, Seenu G. Kasturi earned 9,660 shares of the Company’s common stock pursuant to the terms of his employment agreement with the Company.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below and Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 and elsewhere in this report. The following should be read in conjunction with our condensed consolidated financial statements beginning on page 1 of this report.

Overview

We were formed in April 2000 to develop the Dick’s Wings concept, and are the owner, operator and franchisor of the Dick’s Wings brand of restaurants. Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and non-traditional units like our Dick’s Wings concession stands at TIAA Bank Field (formerly EverBank Field) in Jacksonville, Florida. We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call.

On December 19, 2016, we acquired all of the issued and outstanding membership interests of Seediv, LLC, a Louisiana limited liability company (“Seediv”), for $600,000 and an earn-out payment. Seediv is the owner and operator of the Dick’s Wings & Grill restaurant located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida 32081 (the “Nocatee Restaurant”) and the Dick’s Wings & Grill restaurant located at 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida 32244 (the “Youngerman Circle Restaurant”). A description of our acquisition of Seediv is set forth herein under Note 5 – Acquisition of Seediv in our condensed consolidated financial statements.

As of May 15, 2018, we had 20 Dick’s Wings & Grill restaurants and two Dicks’ Wings concession stands. Of our 20 restaurants, 15 are located in Florida and five are located in Georgia. Our concession stands are also located in Florida. Two of the restaurants are owned by us. The remaining 18 restaurants are owned and operated by franchisees. Our concession stands are also owned by us.

Strategy

Our plan is to grow our company from a Florida and Georgia based franchisor of Dick’s Wings restaurants into a diversified company operating a portfolio of premium restaurant brands and potentially non-restaurant brands, including in some cases, their related real estate properties.

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

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands, and potentially non-restaurant brands, offering us product and geographic diversification. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands and, in some cases, their related real estate properties. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices. We are seeking real estate properties that enable us to build equity through monthly debt payments rather than rent payments, that provide us with tax and other expense incentives, and that offer long-term appreciation potential. In the event we pursue non-restaurant brands, we intend to focus on companies with established brands that are either underperforming or undervalued and that offer long-term growth potential.

Financial Results

We achieved revenue of $1,246,662 for the three-month period ended March 31, 2018, compared to $1,088,796 for the three-month period ended March 31, 2017. Our total operating expenses were $1,198,354 for the three-month period ended March 31, 2018, compared to $878,404 for the three-month period ended March 31, 2017. We generated income from operations of $48,308 for the three-month period ended March 31, 2018 compared to $210,392 for the three-month period ended March 31, 2017. We generated net income of $47,614, or $0.01 per share, for the three-month period ended March 31, 2018 compared to $206,077, or $0.03 per share, for the three-month period ended March 31, 2017. Net cash flows provided by operating activities were $96,620 for the three-month period ended March 31, 2018, compared to $168,446 for the three-month period ended March 31, 2017.

Outlook

We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands. We expect to continue generating net income during the next 12 months as we generate revenue and income from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Critical Accounting Policies

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and the discussion set forth below.

Revenue Recognition

On January 1, 2018, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”). ASC 606 supersedes the current revenue recognition guidance, including industry-specific guidance. ASC 606 provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.

We adopted this new guidance effective the first day of fiscal year 2018, using the modified retrospective method of adoption. Under this method, the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative period has not been adjusted and continues to be reported under the previous revenue recognition guidance. The details of the significant changes and quantitative impact of the changes are discussed below.

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. As a result of the adoption of ASC 606, we recognized deferred franchise fees in the amount of $196,478 on its balance sheet as of January1, 2018 and an increase in its accumulated deficit by the same amount on that date.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to the Company’s general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in our Consolidated Statements of Operations. Under ASC 606, we record contributions to and expenditures by the fund as revenue and expenses within our condensed consolidated statements. The Company recognized contributions to and expenditures by the fund of $53,232 during the three-month period ended March 31, 2018.

Gift Card Funds

Additionally, ASC 606 impacted the accounting for transactions related to our gift card program. Under previous guidance, estimated breakage income on gift cards was deferred until it was deemed remote that the unused gift card balance would be redeemed. Under ASC 606, breakage income on gift cards is recognized as gift cards are utilized. This effect of this change on our financial statements was negligible.

Impact on Financial Statements

The following table summarizes the impacts of adopting the revenue recognition standard on our condensed consolidated financial statements as of and for the three-month period ended March 31, 2018:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Balance Sheet
Deferred franchise fees	$31,486	$(31,486)	$—	$—
Total current liabilities	1,180,291	(31,486)	—	1,148,805
Deferred franchise fees, net of current portion	156,367	(156,367)	—	—
Total liabilities	1,336,658	(187,853)	—	1,148,805
Accumulated deficit	(4,917,456)	187,853	—	4,729,603
Total stockholders’ equity	(803,291)	187,853	—	615,438

Condensed Consolidated Statement of Operations
Franchise and other revenue	$233,259	$(5,625)	$(46,048)	$181,586
Franchise and other revenue – related party	28,628	(3,000)	(7,184)	18,444
Total revenue	1,246,662	(8,625)	(53,232)	1,184,805
General and administrative expenses	140,585	—	(53,232)	87,353
Total operating expenses	1,198,354	—	(53,232)	1,145,122
Income from operations	48,308	(8,625)	—	39,683
Net income	47,614	(8,625)	—	38,989

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$47,614	$(8,625)	$—	$38,989
Changes in operating assets and liabilities:
Deferred franchise fees	(8,625)	8,625	—	—

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

Three Months Ended March 31, 2018
Primary geographic markets
Florida	$1,196,368
Georgia	50,294
Total revenue	$1,246,662

Sources of revenue
Restaurant sales	$984,775
Royalties	200,030
Franchise fees	8,625
Advertising fund fees	53,232
Total revenue	$1,246,662

Contract Balances

The following table presents changes in deferred franchise fees as of and for the three-month period ended March 31, 2018:

Total Liabilities
Deferred franchise fees at January 1, 2018	$196,478
Revenue recognized during the period	(8,625)
New deferrals due to cash received	—
Deferred franchise fees at March 31, 2018	$187,853

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at March 31, 2018:

Year	Franchise Fees Recognized
2018	$25,344
2019	28,719
2020	27,000
2021	25,923
2022	24,000
Thereafter	56,867
Total	$187,853

The estimated franchise fees for 2018 represent the fees to be recognized during the remainder of the 2018 fiscal year.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided herein under Note 2. Basis of Presentation and Significant Accounting Policies – Recent Accounting Pronouncements in our condensed consolidated financial statements.

Comparison of the Three-Month Periods Ended March 31, 2018

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants and concession stands, and royalty payments and ad fund fees that we receive from our franchisees. Revenue increased $157,866 to $1,246,662 for the three-month period ended March 31, 2018 from $1,088,796 for the three-month period ended March 31, 2017. The increase of $157,866 was due primarily to increases of $53,232 for ad fund fees that were recognized beginning January 1, 2018 due to the implementation of ASC 606 by FASB and $77,854 that we received from the sale of food and beverage products our concession stands at TIAA Bank Field. We expect our revenue to increase during the next 12 months as we improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant and potentially non-restaurant brands.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consists of cost of sales, labor expenses, occupancy expenses and other operating expenses that we incur in connection with the operation of the company-owned restaurants that we acquired through our acquisition of Seediv. Restaurant operating costs were $797,651 for the three-month period ended March 31, 2018 compared to $752,252 for the three-month period ended March 31, 2017. Our restaurant operating costs consisted of $270,535 for cost of sales, $254,539 for labor expenses, $60,459 for occupancy expenses, and $212,118 for other operating expenses for the three-month period ended March 31, 2018. Our restaurant operating costs consisted of $283,006 for cost of sales, $268,479 for labor expenses, $30,715 for occupancy expenses, and $170,052 for other operating expenses for the three-month period ended March 31, 2017. The increase of $45,399 was due primarily to costs incurred with operating the concession stands that we acquired in October 2017. We expect our restaurant operating costs to remain at similar levels during the next 12 months.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees increased $103,293 to $128,913 for the three-month period ended March 31, 2018 from $25,620 for the three-month period ended March 31, 2017. The increase of $103,293 was due primarily to increases of $66,372 for accounting fees associated with the hiring of Eide Bailly as our new independent registered public accounting firm and $24,075 for consulting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and non-restaurant employees, and the related payroll taxes. Employee compensation expense increased $45,882 to $131,205 for the three-month period ended March 31, 2018 from $85,323 for the three-month period ended March 31, 2017. The increases of $45,882 was due primarily to $34,715 for salaries and hourly wages and $9,182 for stock compensation expense. We expect employee compensation expense to increase during the next 12 months as we hire additional executive officers and other non-restaurant employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of ad fund expenses, selling commissions and expenses, marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, SEC filing expenses, stock listing expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $125,076 to $140,285 for the three-month period ended March 31, 2018 from $15,209 for the three-month period ended March 31, 2017. The increase of $125,076 was due primarily to increases of $53,232 for ad fund expenses that were recognized beginning January 1, 2018 due to the implementation of ASC 606 and $44,455 for commissions paid to the owner of our concession stands at TIAA Bank Field. We expect general and administrative expenses to continue to increases during the next 12 months as we incur increasing expenses for marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Net Income

Net income was $47,614 for the three-month period ended March 31, 2018 compared to $206,077 for the three-month period ended March 31, 2017. The decrease of $158,463 was due primarily to increases of $45,399 for restaurant operating costs, $103,293 for professional fees, $45,882 for employee compensation expense and $125,076 for general and administrative expenses. This was partially offset by an increase of $157,866 for revenue. We expect to continue generating net income during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short- and long-term debt and cash flows from operating activities.

Net cash provided by operating activities was $96,620 for the three-month period ended March 31, 2018 compared to $168,446 for the three-month period ended March 31, 2017. The decrease of $71,826 was due primarily to decreases of $158,463 for net income, $28,753 for accounts payable and accrued liabilities, and $27,067 for advertising fund liabilities. This was partially offset by decreases of $87,327 for accounts receivable and $38,360 for ad fund receivable

Net cash used by investing activities was $17,026 for the three-month period ended March 31, 2018 compared to net cash provided by investing activities of $24,308 for the three-month period ended March 31, 2017. The difference of $41,334 was due to a decrease of $27,101 for repayments of notes receivable and an increase of $14,233 for purchases of fixed assets.

Net cash provided by financing activities was $13,048 for the three-month period ended March 31, 2018 compared to $56,652 for the three-month period ended March 31, 2017. The decrease of $43,604 of net cash used by financing activities was due to a decrease of $309,098 for proceeds from the issuance of notes payable to related parties, partially offset by a decrease of $265,494 for repayments of notes payable issued to related parties.

Our primary sources of capital since January 1, 2017 are set forth below.

As of December 31, 2016, we had principal in the amount of $16,103 outstanding under our credit facility with Blue Victory Holdings, Inc. (“Blue Victory”) and repaid $824,250 under the credit facility. During the year ended December 31, 2017, we borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. We did not borrow any funds under the credit facility during the three-month period ended March 31, 2018. Accordingly, there was no principal outstanding under the credit facility at March 31, 2018 or December 31, 2017.

During the year ended December 31, 2017, we borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. We borrowed $43,551 and repaid $30,503 under the loan during the three-month period ended March 31, 2018. Accordingly, the amount of principal outstanding under the loan was $43,551 at March 31, 2018. The loan accrues interest at a rate of 6% per annum and is payable on demand.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of March 31, 2018, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In January 2018, we issued 9,337 shares of our common stock to Seenu G. Kasturi pursuant to the terms of his employment agreement with us. The securities were issued to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In January 2018, we issued a total of 5,625 shares of our common stock to certain of our franchisees as incentive compensation. The securities were issued to a limited number of individuals in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

ARC GROUP, INC.

Date: May 15, 2018	/s/ Seenu G. Kasturi
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

