Form 10-Q
period 2018-06-30
ARC Group, Inc.
filed 2018-08-20
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018

or

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,531,491 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on August 16, 2018.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(Unaudited)

Assets

Cash and cash equivalents	$32,992	$145,346
Accounts receivable, net	44,363	166,987
Accounts receivable, net – related party	733	1,505
Ad funds receivable, net	10,707	36,837
Ad funds receivable, net – related party	1,765	2,280
Inventory	52,281	45,417
Notes receivable, net	15,853	28,522
Deposits	17,461	21,189
Other current assets	7,234	5,923

Total current assets	183,389	454,006

Notes receivable, net of current portion	3,829	5,106
Property and equipment, net	343,859	99,114

Total assets	$531,077	$558,226

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$625,194	$467,264
Accounts payable and accrued expenses – related party	75,057	94,150
Accrued interest	15,226	13,472
Settlement agreements payable	270,587	264,997
Accrued legal contingency	159,817	155,935
Notes payable – related party	2,177	30,503
Contingent consideration	56,356	199,682
Deferred franchise fees	27,956	-
Other current liabilities	11,643	9,147

Total current liabilities	1,244,013	1,235,150

Deferred franchise fees, net of current portion	130,508	-

Total liabilities	1,374,521	1,235,150

Stockholders' equity deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,524,427 and 6,950,869 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	65,244	69,509
Series A convertible preferred stock – $0.01 par value: 1,000,000 shares authorized, 449,581 and -0- outstanding at June 30, 2018 and December 31, 2017, respectively	4,496	-
Additional paid-in capital	4,032,951	3,995,306
Stock subscriptions payable	26,852	26,853
Accumulated deficit	(4,972,987)	(4,768,592)

Total stockholders' deficit	(843,444)	(676,924)

Total liabilities and stockholders' deficit	$531,077	$558,226

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenue:
Restaurant sales	$894,069	$885,989	$1,878,844	$1,754,465
Franchise and other revenue	225,650	165,825	458,909	343,127
Franchise and other revenue – related party	49,110	40,040	77,738	83,058

Total net revenue	1,168,829	1,091,854	2,415,491	2,180,650

Operating expenses:
Restaurant operating costs:
Cost of sales	278,985	311,748	549,520	594,754
Labor	343,167	296,419	597,706	564,898
Occupancy	52,876	63,820	113,335	94,535
Other operating expenses	225,073	187,258	437,191	357,310
Professional fees	118,254	257,590	247,167	283,210
Employee compensation expense	120,207	74,270	251,412	159,593
General and administrative expenses	161,147	16,237	301,732	31,446

Total operating expenses	1,299,709	1,207,342	2,498,063	2,085,746

Income / (loss) from operations	(130,880)	(115,488)	(82,572)	94,904

Other income / (expense):
Interest expense	(5,479)	(8,299)	(10,873)	(16,224)
Other income	80,828	5,474	85,528	9,084

Total other income / (expense)	75,349	(2,825)	74,655	(7,140)

Net income / (loss)	$(55,531)	$(118,313)	$(7,917)	$87,764

Net income / (loss) per share – basic and fully diluted	$(0.01)	$(0.02)	$(0.00)	$0.01

Weighted average number of shares outstanding – basic and fully diluted	6,901,687	6,734,534	6,933,500	6,691,239

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2018	2017

Cash flows from operating activities

Net income / (loss)	$(7,917)	$87,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19,207	7,331
Stock-based compensation expense	39,126	206,852
Changes in operating assets and liabilities:
Accounts receivable	122,624	33,760
Accounts receivable – related party	772	11,382
Ad fund receivable	26,130	(9,520)
Ad fund receivable – related party	515	(2,848)
Inventory	(6,864)	(1,520)
Other assets	2,417	(16,281)
Accounts payable and accrued liabilities	31,930	(67,947)
Accrued liabilities – related party	(19,093)	(73,039)
Advertising fund liabilities	-	45,428
Settlement agreements payable	5,590	5,590
Accrued legal contingency	3,882	3,882
Deferred franchise fees	(38,014)	-
Other liabilities	2,999	(723)

Net cash provided by operating activities	183,304	230,111

Cash flows from investing activities

Repayments of notes receivable	13,946	45,786
Contingent consideration	(143,326)	-
Purchases of fixed assets	(137,952)	(21,859)

Net cash provided / (used) by investing activities	(267,332)	23,927

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	69,551	464,223
Repayments of notes payable – related party	(97,877)	(441,539)

Net cash provided / (used) by financing activities	(28,326)	22,684

Net increase / (decrease) in cash and cash equivalents	(112,354)	276,722
Cash and cash equivalents, beginning of period	145,346	50,923

Cash and cash equivalents, end of period	$32,992	$327,645

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Preferred stock issued in exchange for common stock	$4,496	$-
Property and equipment acquired through accounts payable	$126,000	$-

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business

ARC Group, Inc., a Nevada corporation (the “Company”), was incorporated in April 2000. The Company’s business is focused on the development of the Dick’s Wings® franchise and the acquisition of financial interests in other restaurant brands. The Dick’s Wings concept is currently comprised of traditional restaurants like its Dick’s Wings & Grill® restaurants and non-traditional units like the Dick’s Wings concession stands that the Company has at TIAA Bank Field (formerly EverBank Field) and Jacksonville Veterans Memorial Arena in Jacksonville, Florida.

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

At June 30, 2018, the Company had 20 restaurants and three concession stands. Of the 20 restaurants, 15 were located in Florida and five were located in Georgia. The Company’s concession stands were also located in Florida. Two of the Company’s restaurants were owned by the Company, and the remaining 18 restaurants were owned and operated by franchisees. The Company’s concession stands were also owned by the Company.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. Information presented as of December 31, 2017 is derived from the audited consolidated financial statements. The results of operations for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Going Concern

Prior to December 31, 2017, certain facts about the Company’s financial results created an uncertainty about the Company’s ability to continue as a going concern. The Company generated net income of $344,740 and cash flows from operations of $248,345 for the year ended December 31, 2017, and while the Company incurred a net loss of $7,917 for the six-month period ended June 30, 2018 and had a working capital deficit of $1,060,624, it generated cash flows from operations of $183,304 for the six-month period ended June 30, 2018. The improvement was due primarily to the Company’s acquisition of two Company-owned restaurants in December 2016. In addition, the Company has received continued financial support from related parties. As a result of these factors, the Company believes that the substantial doubt about its ability to continue as a going concern had been alleviated as of December 31, 2017 and June 30, 2018.

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

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. As a result of the adoption of ASC 606, the Company recognized deferred franchise fees in the amount of $196,478 on its balance sheet as of January 1, 2018 and an increase in its accumulated deficit by the same amount on that date.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to the Company’s general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in the Company’s condensed consolidated financial statements. Under ASC 606, the Company records contributions to and expenditures by the fund as revenue and expenses within the Company’s condensed consolidated financial statements. The Company recognized contributions to and expenditures by the fund of $45,029 and $98,260 during the three- and six-month periods ended June 30, 2018.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Impact on Financial Statements

The following table summarizes the impacts of adopting the revenue recognition standard on the Company’s condensed consolidated financial statements as of and for the three- and six-month periods ended June 30, 2018:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Balance Sheet
Deferred franchise fees	$27,956	$(27,956)	$—	$—
Total current liabilities	1,244,013	(27,956)	—	1,216,057
Deferred franchise fees, net of current portion	130,508	(130,508)	—	—
Total liabilities	1,374,521	(130,508)	—	1,244,013
Accumulated deficit	(4,972,987)	158,464	—	4,814,523
Total stockholders’ equity	(843,444)	158,464	—	684,980

Condensed Consolidated Statement of Operations – Three-Month Period Ended June 30, 2018
Franchise and other revenue	$225,650	$(7,125)	$(37,105)	$181,420
Franchise and other revenue – related party	49,110	(22,264)	(7,924)	18,922
Total revenue	1,168,829	(29,389)	(45,029)	1,094,411
General and administrative expenses	161,147	—	(45,029)	116,118
Total operating expenses	1,299,709	—	(45,029)	1,254,680
Loss from operations	(130,880)	(29,389)	—	(160,269)
Net loss	(55,531)	(29,389)	—	(84,920)

Condensed Consolidated Statement of Operations – Six-Month Period Ended June 30, 2018
Franchise and other revenue	$458,909	$(12,750)	$(83,153)	$363,006
Franchise and other revenue – related party	77,738	(25,264)	(15,107)	37,367
Total revenue	2,415,491	(38,014)	(98,260)	2,279,217
General and administrative expenses	301,732	—	(98,260)	203,472
Total operating expenses	2,498,063	—	(98,260)	2,399,803
Loss from operations	(82,572)	(38,014)	—	(120,586)
Net loss	(7,917)	(38,014)	—	(45,931)

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(7,917)	$(38,014)	$—	$(45,931)
Changes in operating assets and liabilities:
Deferred franchise fees	(38,014)	38,014	—	—

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Primary geographic markets
Florida	$1,120,164	$2,316,532
Georgia	48,665	98,959
Total revenue	$1,168,829	$2,415,491

Sources of revenue
Restaurant sales	$894,069	$1,878,844
Royalties	194,448	394,479
Franchise fees	29,389	38,014
Advertising fund fees	45,029	98,260
Other revenue	5,894	5,894
Total revenue	$1,168,829	$2,415,491

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Contract Balances

The following table presents changes in deferred franchise fees as of and for the six-month period ended June 30, 2018:

Total Liabilities
Deferred franchise fees at January 1, 2018	$196,478
Revenue recognized during the period	(38,014)
New deferrals due to cash received	—
Deferred franchise fees at June 30, 2018	$158,464

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at June 30, 2018:

Year	Franchise Fees Recognized
2018	$15,750
2019	26,457
2020	24,000
2021	22,923
2022	21,000
Thereafter	48,334
Total	$158,464

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”).  ASU 2018-05 provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”), which impacts U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act also has tax consequences for many companies that operate internationally. The guidance in ASU 2018-05 addresses situations in which the accounting for certain income tax effects of the Act is incomplete by the time financial statements are issued for the reporting period that includes the enactment date of December 22, 2017. The new guidance requires companies to report provisional amounts if a reasonable estimate of the tax impact can be determined. If a provisional amount cannot be reasonably determined, the entity should continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. The adoption of ASU 2018-05 did not have a material impact on the Company’s financial statements.

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

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at June 30, 2018 were excluded from the computation of diluted net loss per share for the three- and six-month periods ended June 30, 2018 because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the three- and six-month periods ended June 30, 2018.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company did not have any securities outstanding at June 30, 2017 that were exercisable or convertible into shares of the Company’s common stock. As a result, basic net income per share was equal to diluted net income per share for the three- and six-month periods ended June 30, 2017.

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

The Company performed a review of its investment in Paradise on Wings at the end of its 2016 fiscal year and determined that an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount of $348,143 should be recognized. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at December 31, 2017 and 2016. In addition, because the carrying amount of the Company’s investment in Paradise on Wings was zero at December 31, 2017 and 2016, the amount of the Company’s share of net loss incurred by Paradise on Wings that was recognized by the Company during the three- and six-month periods ended June 30, 2017 was zero.

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three- and six-month period ended June 30, 2017 provided to the Company by Paradise on Wings.

Statement of Operations	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenue	$82,254	$151,442
Operating expenses	(165,888)	(249,911)
Loss from operations	(83,634)	(98,469)
Other expense	(44,384)	(78,195)
Net loss	$(128,018)	$(176,664)

Company’s share of net loss	$(64,009)	$(88,332)

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at June 30, 2017 provided to the Company by Paradise on Wings.

Balance Sheet	June 30, 2017
Current assets	$94,076
Equity investment	200,001
Total assets	$294,077

Total liabilities	$169,607
Equity	124,470
Total liabilities and equity	$294,077

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

In connection with the acquisition of Seediv, the Company agreed to make an earnout payment to Mr. Kasturi and recorded $20,897 of contingent consideration as the estimated initial fair value of the earnout payment. A description of the manner by which the earnout payment was valued is set forth herein under Note 8. Fair Value Measurements. As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company made a payment of $143,326 to Mr. Kasturi with respect to the earnout payment during the three- and six-month period ended June 30, 2018. Accordingly, the outstanding balance of contingent consideration was $56,356 and $199,682 at June 30, 2018 and December 31, 2017, respectively.

Note 6. Inventory

Inventory was comprised of the following at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Food	$31,126	$23,987
Beverages	20,670	21,430
Other	485	-0-
Total	$52,281	$45,417

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 7. Property and Equipment, Net

Property and equipment were comprised of the following at June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Leasehold improvements	$241,676	$69,472
Furniture, fixtures and equipment	175,044	78,621
Subtotal	416,720	148,093
Less: accumulated depreciation	(72,861)	(48,979)
Total	$343,859	$99,114

Depreciation expense was $13,648 and $19,207 during the three- and six-month periods ended June 30, 2018, respectively, and was $4,185 and $7,331 for the three- and six-month periods ended June 30, 2017.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company recognized additional Seediv compensation expense in the amount of $178,785 in connection with the earnout payment and the liability for the contingent consideration was increased by $178,785 to $199,682 at December 31, 2017. The Company made a payment of $143,326 to Mr. Kasturi with respect to the earnout payment during the three-month period ended June 30, 2018. Accordingly, the outstanding balance of contingent consideration was $56,356 and $199,682 at June 30, 2018 and December 31, 2017, respectively.

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at June 30, 2018 and December 31, 2017, respectively:

	Level 1	Level 2	Level 3
June 30, 2018	$-0-	$56,356	$-0-
December 31, 2017	$-0-	$199,682	$-0-

The earnout payment was to be calculated based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the Nocatee and Youngerman Restaurants during the year ended December 31, 2017. As of December 31, 2017, the EBITDA for the Nocatee and Youngerman Circle Restaurants was utilized to compute the ending contingent consideration liability. As a result, the fair value measurement of the contingent consideration represented a Level 2 fair value measurement at June 30, 2018 and December 31, 2017 because it was based on other significant observable inputs.

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

Note 9. Notes Receivable

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan was for a term of three years, was payable in monthly installments, and did not require the payment of any interest. A total of $25 of principal was outstanding under the loan at December 31, 2017. The loan was paid off in full during the six-month period ended June 30, 2018.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,136. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,136 line of credit agreement was for a term of two years, was payable in monthly installments beginning January 1, 2017, and did not require the payment of any interest. The loan was repaid in full during the year ended December 31, 2017. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. A total of $13,300 and $25,944 of principal was outstanding under the loans at June 30, 2018 and December 31, 2017, respectively. Interest in the aggregate amount of $219 and $517 accrued and was paid in full under the loans during the three- and six-month periods ended June 30, 2018, respectively.  Interest in the aggregate amount of $502 and $1,090 accrued under the loans during the three- and six-month periods ended June 30, 2017, respectively, and payments of interest in the aggregate amount of $878 and $1,928 were made under the loans during the three- and six-month periods ended June 30, 2017. No accrued interest was outstanding under the loans at June 30, 2018 or December 31, 2017.

In October 2017, the Company made a loan to one of its franchisees in the aggregate original principal amount of $7,659. The loan is due and payable in full on December 1, 2020, is payable in monthly installments beginning January 1, 2018, and does not require the payment of any interest. The full amount of the loan was outstanding on December 31, 2017. A total of $6,382 and $7,659 of principal was outstanding under the loan at June 30, 2018 and December 31, 2017, respectively.

The carrying value of the Company’s outstanding notes receivable was $19,682 and $33,628 at June 30, 2018 and December 31, 2017, respectively, all of which was due from unrelated third parties. Of these amounts, $15,853 and $3,829 were classified as short-term and long-term notes receivable, respectively, at June 30, 2018, and $28,522 and $5,106 were classified as short-term and long-term notes receivable, respectively, at December 31, 2017. The Company generated interest income of $219 and $517 during the three- and six-month periods ended June 30, 2018, and generated interest income of $640 and $1,388 during the three- and six-month periods ended June 30, 2017. The Company did not have any interest receivable outstanding at June 30, 2018 or December 31, 2017.

Note 10. Debt Obligations

As of December 31, 2016, the Company had principal in the amount of $16,103 outstanding under its credit facility with Blue Victory Holdings, Inc. (“Blue Victory”) and repaid $824,250 under the credit facility. During the year ended December 31, 2017, the Company borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. The Company did not borrow any funds under the credit facility during the six-month period ended June 30, 2018. Accordingly, there was no principal outstanding under the credit facility at June 30, 2018 or December 31, 2017.

During the year ended December 31, 2017, the Company borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $77,248 and repaid $105,574 under the loan during the six-month period ended June 30, 2018. Accordingly, the amount of principal outstanding under the loan was $2,177 at June 30, 2018. The loan accrues interest at a rate of 6% per annum and is payable on demand.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount, was $2,177 and $30,503 at June 30, 2018 and December 31, 2017, respectively.

Note 11. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at June 30, 2018 and December 31, 2017, of which 6,524,427 and 6,950,869 shares of common stock were outstanding at June 30, 2018 and December 31, 2017, respectively, and consisted of 1,000,000 and -0- shares of series A convertible preferred stock, par value $0.01 per share, at June 30, 2018 and December 31, 2017, respectively, of which 449,581 and -0- shares were outstanding at June 30, 2018 and December 31, 2017, respectively.

In January 2018, Mr. Kasturi earned 9,337 shares of the Company’s common stock pursuant to the terms of his employment agreement with the Company. The Company recognized $147 of stock compensation expense during the six-month period ended June 30, 2018 in connection with the vesting of the shares of common stock earned by Mr. Kasturi on January 1, 2018. The Company also recognized $150 and $13,500 of stock compensation expense during the three- and six-month periods ended June 30, 2018, respectively, in connection with the vesting of the shares of common stock earned by Mr. Kasturi on April 1, 2018 pursuant to the terms of his employment agreement with the Company, and recognized $13,352 of stock compensation expense during the three- and six-month periods ended June 30, 2018, respectively, in connection with the vesting of the shares of common stock to be earned by Mr. Kasturi on June 1, 2018 pursuant to the terms of his employment agreement with the Company. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant.

In January 2018, the Company issued a total of 5,625 shares of its common stock to certain of its franchisees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $9,000 of stock compensation expense in connection therewith during the six-month period ended June 30, 2018.

On June 14, 2018, the Company’s Board of Directors created series A convertible preferred stock and authorized 1,000,000 shares of series A convertible preferred stock, par value $0.01 per share, for issuance. Each share of series A convertible preferred stock is entitled to 100 votes per share and is convertible into one share of the Company’s common stock at a conversion price of $0.75 per share of common stock. The conversion price may be paid in cash, through a reduction in the number of shares of common stock received, or by other methods approved by the Board of Directors. In the event any shares of the series A convertible preferred stock are transferred by the holder thereof, such shares immediately and automatically convert into shares of common stock with the conversion price being paid by the recipient through a reduction in the number of shares of common stock received. The series A convertible preferred stock is treated pari passu with the common stock in all other respects.

On May 15, 2018, the Company issued a stock option to an employee that is exercisable into 30,000 shares of common stock. The shares were valued on the date of grant by using the Black-Scholes pricing model. The Company recognized $1,876 of stock compensation expense during the three- and six-months periods ended June 30, 2018 in connection with the vesting of the option.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

On May 15, 2018, the Company provided an employee with the right to receive $33,000 in cash or 20,000 shares of shares of the Company’s common stock on May 15, 2021. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant and remeasured as of June 30, 2018.  In accordance with ASC Topic 718, Compensation – Stock Compensation, as the employee is able to settle the right in either cash or common stock, the Company recognized $1,251 of stock compensation expense in connection therewith during the three- and six-month period ended June 30, 2018 and recorded a corresponding liability which has been recorded in accounts payable and accrued expenses within the Company’s condensed consolidated balance sheets.

On June 15, 2018, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which the Company issued Mr. Kasturi 449,581 shares of series A convertible preferred stock in exchange for 449,581 shares of common stock held by Mr. Kasturi. Upon receipt of the shares of common stock from Mr. Kasturi, the shares were retired and restored to the status of authorized and unissued shares of common stock. Accordingly, the number of shares of common stock outstanding immediately after the transaction was completed decreased from 6,974,008 shares to 6,524,427 shares.  No expense was recognized by the Company during the three- and six-month periods ended June 30, 2018 in connection with the transaction.

The Company recognized a total of $16,629 and $39,126 for stock compensation expense during the three- and six-month periods ended June 30, 2018, respectively, and recognized a total of $193,537 and $206,852 for stock compensation expense during the three- and six-month periods ended June 30, 2017, respectively. The Company had a total of $26,852 and $26,853 of stock subscription payable outstanding at June 30, 2018 and December 31, 2017, respectively.

Note 12. Stock Options and Warrants

The Company issued one stock option during the three- and six-month periods ended June 30, 2018. The stock option is exercisable into 30,000 shares of common stock at an exercise price of $1.49 and vests in three equal annual installments commencing on the first anniversary of the date of issuance. The shares were valued on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation. This stock option was the only stock option outstanding at June 30, 2018. The Company did not issue any warrants exercisable into shares of the Company’s common stock during the three- and six-month periods ended June 30, 2018, no warrants were exercised during the three- and six-month periods ended June 30, 2018, and there were no warrants outstanding at June 30, 2018.

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- and six-month periods ended June 30, 2017, and no stock options or warrants were exercised during the three- and six-month periods ended June 30, 2017. There were no stock options or warrants outstanding at June 30, 2017.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Commitments and Contingencies

Operating Leases

Company Headquarters

In January 2015, the Company entered into a lease with Crescent Hill Office Park for its corporate headquarters located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida pursuant to which the Company leases approximately 1,500 square feet of space. The lease provides for an initial monthly rent payment of $1,806 and expired on December 31, 2017, at which time it converted to a month-to-month lease.

In January 2018, the Company entered into a new lease with Crescent Hill Office Park for its corporate headquarters located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida pursuant to which the Company leases approximately 1,500 square feet of space. The lease provides for an initial monthly rent payment of $2,063 and continues in place on a month-to-month basis until either party provides 60 days advance written notice of their intent to terminate the lease.

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

Youngerman Circle Restaurant

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR, which is a related party, for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease provides for a monthly rent payment equal to 7% of the restaurant’s monthly net sales. The lease has an initial term of 10 years and renews automatically for additional one-year terms unless prior written notice is provided by either party. The lease was assumed by Seediv when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of the Asset Purchase Agreement.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Rent expense was $57,713 and $124,580 during the three- and six-month periods ended June 30, 2018, respectively, and was $69,839 and $106,472 during the three- and six-month periods ended June 30, 2017, respectively,

Note 14. Related-Party Transactions

During the year ended December 31, 2017, the Company borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $77,248 and repaid $105,574 under the loan during the six-month period ended June 30, 2018. Accordingly, the amount of principal outstanding under the loan was $2,177 at June 30, 2018. The loan accrues interest at a rate of 6% per annum and is payable on demand. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017. He owned approximately 15.5% of the Company’s common stock, all of the Company’s series A convertible preferred stock, and 90% of the equity interests in Blue Victory at June 30, 2018. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the six-month period ended June 30, 2018 and the year ended December 31, 2017.

The Company generated a total of $49,110 and $77,738 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three- and six-month periods ended June 30, 2018, respectively, and generated a total of $40,040 and $83,058 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three- and six-month periods ended June 30, 2017, respectively. The Company had a total of $733 and $1,505 of accounts receivable outstanding from DWG Acquisitions at June 30, 2018 and December 31, 2017, respectively, and had a total of $1,765 and $2,280 of ad funds receivable outstanding from DWG Acquisitions at June 30, 2018 and December 31, 2017, respectively. The Company had a total of $75,057 and $94,150 for accounts payable and accrued expenses outstanding from DWG Acquisitions and certain of its employees at June 30, 2018 and December 31, 2017, respectively. The outstanding amounts were primarily for rent owed to DWG Acquisitions and other expenses owed to the employees.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. The Company had not paid any part of the judgment or the accrued interest thereon. As a result, the loss was reflected in settlement agreements payable at June 30, 2018 and December 31, 2017. Interest expense in the amount of $2,779 accrued on the outstanding balance of the settlement agreement payable during the three-month periods ended June 30, 2018 and 2017, respectively, and interest expense in the amount of $5,590 accrued on the outstanding balance of the settlement agreement payable during the six-month periods ended June 30, 2018 and 2017, respectively. The interest expense was credited to settlement agreements payable. The Company had accrued interest of $75,840 and $70,250 outstanding at June 30, 2018 and December 31, 2017, respectively.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. A total of $37,691 and $33,809 of accrued interest, and $10,586 of other expenses, were outstanding at June 30, 2018 and December 31, 2017, respectively, resulting in an aggregate potential loss of $159,817 and $155,935 at June 30, 2018 and December 31, 2017, respectively. The potential losses of $159,817 and $155,935 were reflected in accrued legal contingency at June 30, 2018 and December 31, 2017, respectively. This case is currently pending.

Note 16. Subsequent Events

On July 1, 2018, Seenu G. Kasturi earned 7,064 shares of the Company’s common stock pursuant to the terms of his employment agreement with the Company.

On August 3, 2018, the Company entered into an asset purchase agreement with CSA, Inc., a West Virginia corporation (“CSA”), CSA Investments, LLC, a West Virginia limited liability company (“CSA Investments”), CSA of Teays Valley, Inc., a West Virginia corporation (“CSA Teays Valley”), CSA, Inc. of Ashland, a Kentucky corporation (“CSA Ashland”), Fat Patty’s, LLC, a West Virginia limited liability company (“FPLLC”), and Clint Artrip, an individual (“Artrip”; together with CSA, CSA Investments, CSA Teays Valley, CSA Ashland, FPLLC, and Artrip, the “Sellers”), pursuant to which the Company agreed to acquire all of the assets (the “Assets”) associated with the Fat Patty’s restaurant franchise (“Fat Patty’s”). Sellers are the owners and operators of the Fat Patty’s restaurants located at 1442 Winchester Avenue, Ashland, Kentucky 41101, 5156 WV 34, Hurricane, West Virginia 25526, 3401 Rt. 60 East, Barboursville, West Virginia 25504, and 1935 Third Avenue, Huntington, West Virginia 25702 (collectively, the “Restaurants”). The Restaurants represent all of the restaurants comprising Fat Patty’s. The transactions contemplated by the asset purchase agreement are sometimes referred to herein collectively as the “Asset Acquisition”.

The closing of the Asset Acquisition will occur on August 31, 2018 unless the Company and Sellers mutually agree upon a different date (the “Asset Acquisition Closing Date”). The Company agreed to pay the Sellers $12,312,000 for the Assets, of which $12,000,000 will be paid to the Sellers on the Asset Acquisition Closing Date and the remaining $312,000 will be paid to the Sellers on the first anniversary of the Asset Acquisition Closing Date. The Company also agreed to pay Sellers an additional $40,000 within 10 days after the Asset Acquisition Closing Date.

On August 3, 2018, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC, a Delaware limited liability company (“Store Capital”), pursuant to which the Company agreed to sell all of the real property acquired in the Asset Acquisition to Store Capital. The real property consists of the four properties upon which the Restaurants acquired in the Asset Acquisition are located (collectively, the “Properties”). The transactions contemplated by the Purchase and Sale Agreement are sometimes referred to herein collectively as the “Property Acquisition”.

The closing of the Property Acquisition will occur on a date to be mutually agreed upon by the Company and the Sellers (the “Property Acquisition Closing Date”) and is conditioned in part upon the completion of the Asset Acquisition. Store Capital agreed to pay the Company $11,500,000 for the Properties, all of which will be paid to the Company on the Property Acquisition Closing Date. The Company and Store Capital also agreed to enter into a master lease agreement on or prior to the expiration of the Property Acquisition Closing Date pursuant to which Store Capital will lease the Properties to the Company at a rent and on terms and conditions to be determined by the parties.

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

Overview

We were formed in April 2000 to develop the Dick’s Wings concept, and are the owner, operator and franchisor of the Dick’s Wings brand of restaurants. Our Dick’s Wings concept is comprised of traditional restaurants like our Dick’s Wings & Grill® restaurants, which are full service restaurants, and non-traditional units like our Dick’s Wings concession stands at TIAA Bank Field (formerly EverBank Field) and Jacksonville Veterans Memorial Arena in Jacksonville, Florida. We offer a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call.

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

We currently have 20 Dick’s Wings & Grill restaurants and three Dicks’ Wings concession stands. Of our 20 restaurants, 15 are located in Florida and five are located in Georgia. Our concession stands are also located in Florida. Two of the restaurants are owned by us. The remaining 18 restaurants are owned and operated by franchisees. Our concession stands are also owned by us.

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

Recent Transactions

On August 3, 2018, we entered into an asset purchase agreement with CSA, Inc., a West Virginia corporation (“CSA”), CSA Investments, LLC, a West Virginia limited liability company (“CSA Investments”), CSA of Teays Valley, Inc., a West Virginia corporation (“CSA Teays Valley”), CSA, Inc. of Ashland, a Kentucky corporation (“CSA Ashland”), Fat Patty’s, LLC, a West Virginia limited liability company (“FPLLC”), and Clint Artrip, an individual (“Artrip”; together with CSA, CSA Investments, CSA Teays Valley, CSA Ashland, FPLLC, and Artrip, the “Sellers”), pursuant to which we agreed to acquire all of the assets (the “Assets”) associated with the Fat Patty’s restaurant franchise (“Fat Patty’s”). Sellers are the owners and operators of the Fat Patty’s restaurants located at 1442 Winchester Avenue, Ashland, Kentucky 41101, 5156 WV 34, Hurricane, West Virginia 25526, 3401 Rt. 60 East, Barboursville, West Virginia 25504, and 1935 Third Avenue, Huntington, West Virginia 25702 (collectively, the Restaurants”). The Restaurants represent all of the restaurants comprising Fat Patty’s. The transactions contemplated by the Asset Purchase Agreement are sometimes referred to herein collectively as the “Asset Acquisition”.

The closing of the Asset Acquisition will occur on August 31, 2018 unless we and the Sellers mutually agree upon a different date (the “Asset Acquisition Closing Date”). We agreed to pay the Sellers $12,312,000 for the Assets, of which $12,000,000 will be paid to the Sellers on the Asset Acquisition Closing Date and the remaining $312,000 will be paid to the Sellers on the first anniversary of the Asset Acquisition Closing Date. We also agreed to pay Sellers an additional $40,000 within 10 days after the Asset Acquisition Closing Date.

Also on August 3, 2018, we entered into a purchase and sale agreement with Store Capital Acquisitions, LLC, a Delaware limited liability company (“Store Capital”), pursuant to which we agreed to sell all of the real property acquired in the Asset Acquisition to Store Capital. The real property consists of the four properties upon which the Restaurants acquired in the Asset Acquisition are located (collectively, the “Properties”). The transactions contemplated by the Purchase and Sale Agreement are sometimes referred to herein collectively as the “Property Acquisition”.

The closing of the Property Acquisition will occur on a date to be mutually agreed upon by us and the Sellers (the “Property Acquisition Closing Date”) and is conditioned in part upon the completion of the Asset Acquisition. Store Capital agreed to pay us $11,500,000 for the Properties, all of which will be paid to us on the Property Acquisition Closing Date. We and Store Capital also agreed to enter into a master lease agreement on or prior to the expiration of the Property Acquisition Closing Date pursuant to which Store Capital will lease the Properties to us at a rent and on terms and conditions to be determined by us and Store Capital.

Financial Results

We achieved revenue of $1,168,829 for the three-month period ended June 30, 2018, compared to $1,091,854 for the three-month period ended June 30, 2018. Our total operating expenses were $1,299,709 for the three-month period ended June 30, 2018, compared to $1,207,342 for the three-month period ended June 30, 2017. We generated a loss from operations of $130,880 for the three-month period ended June 30, 2018 compared to $115,488 for the three-month period ended June 30, 2017. We generated a net loss of $55,531, or $(0.01) per share, for the three-month period ended June 30, 2018 compared to $118,313, or $(0.02) per share, for the three-month period ended June 30, 2017.

We achieved revenue of $2,415,491 for the six-month period ended June 30, 2018, compared to $2,180,650 for the six-month period ended June 30, 2017. Our total operating expenses were $2,498,063 for the six-month period ended June 30, 2018, compared to $2,085,746 for the six-month period ended June 30, 2017. We generated a loss from operations of $82,572 for the six-month period ended June 30, 2018 compared to income from operations of $94,904 for the six-month period ended June 30, 2017. We generated a net loss of $7,917, or $(0.00) per share, for the six-month period ended June 30, 2018 compared to net income of $87,764, or $0.01 per share, for the six-month period ended June 30, 2017. Net cash flows provided by operating activities were $183,304 for the six-month period ended June 30, 2018, compared to $230,111 for the six-month period ended June 30, 2017.

Outlook

We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as a result of our pending acquisition of Fat Patty’s on August 31, 2018, and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands. We expect to begin generating net income during the next 12 months as we generate revenue and income from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our pending acquisition of Fat Patty’s, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

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

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. As a result of the adoption of ASC 606, we recognized deferred franchise fees in the amount of $196,478 on its balance sheet as of January 1, 2018 and an increase in its accumulated deficit by the same amount on that date.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to our general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in our condensed consolidated financial statements. Under ASC 606, we record contributions to and expenditures by the fund as revenue and expenses within our condensed consolidated financial statements. We recognized contributions to and expenditures by the fund of $45,029 and $98,261 during the three- and six-month periods ended June 30, 2018.

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

Impact on Financial Statements

The following table summarizes the impacts of adopting the revenue recognition standard on our condensed consolidated financial statements as of and for the three- and six-month periods ended June 30, 2018:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Balance Sheet
Deferred franchise fees	$27,956	$(27,956)	$—	$—
Total current liabilities	1,244,013	(27,956)	—	1,216,057
Deferred franchise fees, net of current portion	130,508	(130,508)	—	—
Total liabilities	1,374,521	(130,508)	—	1,244,013
Accumulated deficit	(4,972,987)	158,464	—	(4,814,523)
Total stockholders’ equity	(843,444)	158,464	—	(684,980)

Condensed Consolidated Statement of Operations – Three-Month Period Ended June 30, 2018
Franchise and other revenue	$225,650	$(7,125)	$(37,105)	$181,420
Franchise and other revenue – related party	49,110	(22,264)	(7,924)	18,922
Total revenue	1,168,829	(29,389)	(45,029)	1,094,411
General and administrative expenses	161,147	—	(45,029)	116,118
Total operating expenses	1,299,709	—	(45,029)	1,254,680
Loss from operations	(130,880)	(29,389)	—	(160,269)
Net loss	(55,531)	(29,389)	—	(84,920)

Condensed Consolidated Statement of Operations – Six-Month Period Ended June 30, 2018
Franchise and other revenue	$458,909	$(12,750)	$(83,153)	$363,006
Franchise and other revenue – related party	77,738	(25,264)	(15,107)	37,367
Total revenue	2,415,491	(38,014)	(98,260)	2,279,217
General and administrative expenses	301,732	—	(98,260)	203,472
Total operating expenses	2,498,063	—	(98,260)	2,399,803
Loss from operations	(82,572)	(38,014)	—	(120,586)
Net loss	(7,917)	(38,014)	—	(45,931)

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(7,917)	$(38,014)	$—	$(45,931)
Changes in operating assets and liabilities:
Deferred franchise fees	(38,014)	38,014	—	—

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Primary geographic markets
Florida	$1,120,164	$2,316,532
Georgia	48,665	98,959
Total revenue	$1,168,829	$2,415,491

Sources of revenue
Restaurant sales	$894,069	$1,878,844
Royalties	194,448	394,479
Franchise fees	29,389	38,014
Advertising fund fees	45,029	98,260
Other revenue	5,894	5,894
Total revenue	$1,168,829	$2,415,491

Contract Balances

The following table presents changes in deferred franchise fees as of and for the six-month period ended June 30, 2018:

Total Liabilities
Deferred franchise fees at January 1, 2018	$196,478
Revenue recognized during the period	(38,014)
New deferrals due to cash received	—
Deferred franchise fees at June 30, 2018	$158,464

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at June 30, 2018:

Year	Franchise Fees Recognized
2018	$15,750
2019	26,457
2020	24,000
2021	22,923
2022	21,000
Thereafter	48,334
Total	$158,464

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

Comparison of the Three-Month Periods Ended June 30, 2018

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants and concession stands, and royalty payments and ad fund fees that we receive from our franchisees. Revenue increased $76,975 to $1,168,829 for the three-month period ended June 30, 2018 from $1,091,854 for the three-month period ended June 30, 2017. The increase of $76,975 was due primarily to increases of $45,029 for ad fund fees and $29,389 for franchise fees that were recognized beginning January 1, 2018 due to the implementation of ASC 606 by FASB. We expect our revenue to increase during the next 12 months as we improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, as a result of our pending acquisition of Fat Patty’s on August 31, 2018, and as we acquire additional interests in other restaurant and potentially non-restaurant brands.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consists of cost of sales, labor expenses, occupancy expenses and other operating expenses that we incur in connection with the operation of the company-owned restaurants that we acquired through our acquisition of Seediv. Restaurant operating costs were $900,101 for the three-month period ended June 30, 2018 compared to $859,245 for the three-month period ended June 30, 2017. Our restaurant operating costs consisted of $278,985 for cost of sales, $343,167 for labor expenses, $52,876 for occupancy expenses, and $225,073 for other operating expenses for the three-month period ended June 30, 2018. Our restaurant operating costs consisted of $311,748 for cost of sales, $296,419 for labor expenses, $63,820 for occupancy expenses, and $187,258 for other operating expenses for the three-month period ended June 30, 2017. The increase of $40,856 was due primarily to costs incurred with operating the concession stands that we acquired in October 2017. We expect our restaurant operating costs to remain at similar levels during the next 12 months.

Professional Fees. Professional fees consist of fees paid to our independent accountants, lawyers, technology consultants and other professionals and consultants. Professional fees decreased $139,336 to $118,254 for the three-month period ended June 30, 2018 from $257,590 for the three-month period ended June 30, 2017. The decrease of $139,336 was due primarily to a decrease of $180,000 for stock compensation expense, partially offset by increases in other professional fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and non-restaurant employees, and the related payroll taxes. Employee compensation expense increased $45,937 to $120,207 for the three-month period ended June 30, 2018 from $74,270 for the three-month period ended June 30, 2017. The increase of $45,937 was due primarily to an increase of $41,732 for salaries paid to executive officers and other employees. We expect employee compensation expense to increase during the next 12 months as we hire additional executive officers and other non-restaurant employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of ad fund expenses, selling commissions and expenses, marketing and advertising expenses, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, SEC filing expenses, stock listing expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $144,910 to $161,147 for the three-month period ended June 30, 2018 from $16,237 for the three-month period ended June 30, 2017. The increase of $144,910 was due primarily to increases of $45,029 for ad fund expenses that were recognized beginning January 1, 2018 due to the implementation of ASC 606, $54,242 for commissions paid to the owner of our concession stands at TIAA Bank Field, and $12,287 for marketing and advertising expenses, as well as increases in other miscellaneous general and administrative expenses. We expect general and administrative expenses to continue to increases during the next 12 months as we incur increasing expenses for ad fund expenses, commissions paid to the owner of our concession stands at TIAA Bank Field, marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Other Income

Other income consists of insurance proceeds and other miscellaneous sources of income that we receive in connection with the operation of our business. Other income increased $75,354 to $80,828 for the three-month period ended June 30, 2018 from $5,474 for the three-month period ended June 30, 2017. The increase of $75,354 was due primarily to an increase of $76,444 for insurance proceeds received in connection with flood damage sustained by one of our company-owned restaurants. We expect other income to decrease in the future as we do not expect to receive any additional insurance proceeds in connection with the operation of our business.

Net Loss

Net loss was $55,531 for the three-month period ended June 30, 2018 compared to $118,313 for the three-month period ended June 30, 2017. The decrease of $62,782 was due primarily to increases of $76,975 for revenue and $75,354 for other income, and a decrease of $139,336 for professional fees. This was partially offset by an increase of $40,856 for restaurant operating costs, $45,937 for employee compensation expense and $144,910 for general and administrative expenses. We expect to begin generating net income during the next 12 months as we continue to improve the operations of our existing Dick’s Wings restaurants and open new Dick’s Wings restaurants, and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our pending acquisition of Fat Patty’s, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Comparison of the Six-Month Periods Ended June 30, 2018

Revenue

Revenue increased $234,841 to $2,415,491 for the six-month period ended June 30, 2018 from $2,180,650 for the six-month period ended June 30, 2017. The increase of $234,841 was due primarily to increases of $98,260 for ad fund fees and $38,014 for franchise fees that were recognized beginning January 1, 2018 due to the implementation of ASC 606 by FASB, partially offset by a decrease of $28,211 in royalty payments.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs were $1,697,752 for the six-month period ended June 30, 2018 compared to $1,611,497 for the six-month period ended June 30, 2017. Our restaurant operating costs consisted of $549,520 for cost of sales, $597,706 for labor expenses, $113,335 for occupancy expenses, and $437,191 for other operating expenses for the six-month period ended June 30, 2018. Our restaurant operating costs consisted of $594,754 for cost of sales, $564,898 for labor expenses, $94,535 for occupancy expenses, and $357,310 for other operating expenses for the six-month period ended June 30, 2017. The increase of $86,255 was due primarily to costs incurred with operating the concession stands that we acquired in October 2017.

Professional Fees. Professional fees decreased $36,043 to $247,167 for the six-month period ended June 30, 2018 from $283,210 for the six-month period ended June 30, 2017. The decrease of $36,043 was due primarily to a decrease of $180,000 for stock compensation expense, partially offset by increases of $54,922 for accounting fees and $82,510 for legal fees.

Employee Compensation Expense. Employee compensation expense increased $91,819 to $251,412 for the six-month period ended June 30, 2018 from $159,593 for the six-month period ended June 30, 2017. The increase of $91,819 was due primarily to an increase of $68,366 for salaries paid to executive officers and other employees.

General and Administrative Expenses. General and administrative expenses increased $270,286 to $301,732 for the six-month period ended June 30, 2018 from $31,446 for the six-month period ended June 30, 2017. The increase of $270,286 was due primarily to increases of $98,260 for ad fund expenses that were recognized beginning January 1, 2018 due to the implementation of ASC 606 and $75,728 for marketing and advertising expenses, as well as increases in other miscellaneous general and administrative expenses.

Other Income

Other income increased $76,444 to $85,528 for the six-month period ended June 30, 2018 from $9,084 for the three-month period ended June 30, 2017. The increase of $76,444 was due to an increase of $76,444 for insurance proceeds received in connection with flood damage sustained by one of our company-owned restaurants.

Net Income / (Loss)

Net loss was $7,917 for the six-month period ended June 30, 2018 compared to net income of $87,764 for the six-month period ended June 30, 2017. The difference of $95,681 was due primarily to increases of $86,255 for restaurant operating costs, $91,819 for employee compensation expense, and $270,286 for general and administrative expenses. This was partially offset by increases of $234,841 for revenue and $76,444 for other income.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short- and long-term debt and cash flows from operating activities.

Net cash provided by operating activities was $183,304 for the six-month period ended June 30, 2018 compared to $230,111 for the six-month period ended June 30, 2017. The decrease of $46,807 was due primarily to decreases of $95,681 for net income, $168,977 stock compensation expense and $38,014 for deferred franchise fees. This was partially offset by a decrease of $78,254 for accounts receivable and increase of $153,823 for accounts payable and $39,013 for ad funds receivable.

Net cash used by investing activities was $267,332 for the six-month period ended June 30, 2018 compared to net cash provided by investing activities of $23,927 for the six-month period ended June 30, 2017. The difference of $291,259 was due to decreases of $31,840 for repayments of notes receivable and $143,326 for contingent consideration, and an increase of $116,093 for purchases of fixed assets.

Net cash used by financing activities was $28,326 for the six-month period ended June 30, 2018 compared to net cash provided by financing activities of $22,684 for the six-month period ended June 30, 2017. The difference of $51,010 of net cash used by financing activities was due to a decrease of $394,672 for proceeds from the issuance of notes payable to related parties, partially offset by a decrease of $343,662 for repayments of notes payable issued to related parties.

Our primary sources of capital since January 1, 2017 are set forth below.

As of December 31, 2016, we had principal in the amount of $16,103 outstanding under our credit facility with Blue Victory Holdings, Inc. (“Blue Victory”) and repaid $824,250 under the credit facility. During the year ended December 31, 2017, we borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. We did not borrow any funds under the credit facility during the six-month period ended June 30, 2018. Accordingly, there was no principal outstanding under the credit facility at June 30, 2018 or December 31, 2017.

During the year ended December 31, 2017, we borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. We borrowed $69,551 and repaid $97,877 under the loan during the six-month period ended June 30, 2018. Accordingly, the amount of principal outstanding under the loan was $2,177 at June 30, 2018. The loan accrues interest at a rate of 6% per annum and is payable on demand.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of June 30, 2018, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In April 2018, Seenu G. Kasturi earned 7,064 shares of common stock pursuant to the terms of his employment agreement with us. The securities were earned by an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In May 2018, we issued a stock option to an employee that is exercisable into 30,000 shares of common stock at an exercise price of $1.49 and vests in three equal annual installments commencing on the first anniversary of the date of issuance. The securities were issued to the employee in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In June 2018, we entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which we issued Mr. Kasturi 449,581 shares of series A convertible preferred stock in exchange for 449,581 shares of common stock held by Mr. Kasturi. The securities were earned by an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

ARC GROUP, INC.

Date: August 20, 2018	/s/ Seenu G. Kasturi
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

