Form 10-Q
period 2018-09-30
ARC Group, Inc.
filed 2018-11-16
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2018

or

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

Yes  ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☒    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 6,524,427 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on November 14, 2018.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(Unaudited)

Assets

Cash and cash equivalents	$57,084	$145,346
Accounts receivable, net	98,007	166,987
Accounts receivable, net – related party	891	1,505
Ad funds receivable, net	11,274	36,837
Ad funds receivable, net – related party	1,761	2,280
Other receivables	370,312	-
Prepaid expenses	44,037	-
Inventory	139,634	45,417
Notes receivable, net	9,412	28,522
Deposits	14,695	21,189
Other current assets	3,011	5,923

Total current assets	750,118	454,006

Notes receivable, net of current portion	3,191	5,106
Intangible assets	844,840	-
Property and equipment, net	12,498,305	99,114

Total assets	$14,096,454	$558,226

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$1,317,984	$467,264
Accounts payable and accrued expenses – related party	100,892	94,150
Accrued interest	19,499	13,472
Settlement agreements payable	273,428	264,997
Accrued legal contingency	161,790	155,935
Contingent consideration	55,356	199,682
Deferred franchise fees	26,803	-
Capital lease obligation	171,411	-
Deferred compensation liability	312,000	-
Notes payable – related party	523,777	30,503
Gift card liabilities	91,805	9,147

Total current liabilities	3,054,745	1,235,150

Deferred franchise fees, net of current portion	124,411	-
Capital lease obligation, net of current portion	11,241,915	-

Total liabilities	14,421,071	1,235,150

Stockholders' equity deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,524,427 and 6,950,869 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	65,245	69,509
Series A convertible preferred stock – $0.01 par value: 1,000,000 shares authorized, 449,581 and -0- outstanding at September 30, 2018 and December 31, 2017, respectively	4,496	-
Additional paid-in capital	4,190,559	3,995,306
Stock subscriptions payable	290,603	26,853
Accumulated deficit	(4,875,520)	(4,768,592)

Total stockholders' deficit	(324,617)	(676,924)

Total liabilities and stockholders' deficit	$14,096,454	$558,226

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenue:
Restaurant sales	$2,197,463	$841,214	$4,076,307	$2,595,679
Franchise and other revenue	231,983	165,905	690,892	509,032
Franchise and other revenue – related party	23,256	40,285	100,994	123,343

Total revenue	2,452,702	1,047,404	4,868,193	3,228,054

Operating expenses:
Restaurant operating costs:
Cost of sales	811,009	274,846	1,360,529	869,600
Labor	624,848	293,035	1,222,554	857,933
Occupancy	57,713	92,729	171,048	187,264
Other operating expenses	474,165	198,354	911,356	555,664
Professional fees	366,956	67,975	614,123	351,185
Employee compensation expense	163,512	91,033	414,924	250,626
General and administrative expenses	418,301	50,991	720,033	82,437

Total operating expenses	2,916,504	1,068,963	5,414,567	3,154,709

(Loss) / income from operations	(463,802)	(21,559)	(546,374)	73,345

Other income:
Interest expense	(74,258)	(6,506)	(85,131)	(22,730)
Gain on sale of investment in Paradise on Wings – related party	-	24,000	-	24,000
Gain on bargain purchase option	625,193	-	625,193	-
Other income	10,334	3,976	95,862	13,060

Total other income	561,269	21,470	635,924	14,330

Net income / (loss)	$97,467	$(89)	$89,550	$87,675

Net income / (loss) per share – basic	$0.01	$(0.00)	$0.01	$0.01

Net income / (loss) per share – fully diluted	$0.01	$(0.00)	$0.01	$0.01

Weighted average number of shares outstanding – basic	6,524,427	6,773,041	6,795,644	6,768,839

Weighted average number of shares outstanding – fully diluted	6,554,427	6,773,041	6,810,809	6,768,839

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities

Net income	$89,550	$87,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	68,688	11,902
Amortization of debt discount	2,596
Stock-based compensation expense	303,503	233,740
Stock-based payment for consulting fees due	-	30,000
Gain on sale of investment in Paradise on Wings – related party	-	(24,000)
Gain on bargain purchase	(625,193)	-
Changes in operating activities, net of the acquisition of the Fat Patty's franchise:
Restricted cash	-	(13,076)
Accounts receivable	68,980	18,424
Accounts receivable – related party	614	11,512
Ad fund receivable	25,563	(37,093)
Ad fund receivable – related party	519	(2,601)
Other receivables	(370,312)	(24,000)
Prepaid expenses	(44,037)	-
Inventory	(2,793)	4,383
Other assets	9,406	(14,067)
Accounts payable and accrued liabilities	730,747	(31,522)
Accrued liabilities – related party	6,742	(41,910)
Advertising fund liabilities	-	13,076
Settlement agreements payable	8,431	8,431
Accrued legal contingency	5,855	5,856
Deferred franchise fees	(45,264)	-
Gift card liabilities	2,192	5,889

Net cash provided by operating activities	235,787	242,619

Cash flows from investing activities

Repayments of notes receivable	21,025	54,741
Contingent consideration	(144,326)	-
Sale of investment in Paradise on Wings	-	24,000
Cash acquired in business acquisition	7,100	-
Purchases of fixed assets	(227,584)	(33,055)

Net cash (used) / provided by investing activities	(343,785)	45,686

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	106,410	-
Payments on capital lease obligation	(86,674)	-
Repayments of notes payable – related party	-	(206,324)

Net cash provided / (used) by financing activities	19,736	(206,324)

Net (decrease) / increase in cash and cash equivalents	(88,262)	81,981
Cash and cash equivalents, beginning of period	145,346	50,923

Cash and cash equivalents, end of period	$57,084	$132,904

Supplemental disclosure of cash flow information

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Preferred stock issued in exchange for common stock	$4,496	$-
Property and equipment acquired through accounts payable	$126,000	$-
Acquisition of Fat Patty's franchise with note payable and deferred compensation liability	$852,000	$-
Property and equipment acquired with capital lease	$11,500,000	$-

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Description of Business

ARC Group, Inc., a Nevada corporation (the “Company”), was incorporated in April 2000. The Company’s business is focused on the development of the Dick’s Wings® and Fat Patty’s® franchises and the acquisition of financial interests in other restaurant brands. The Dick’s Wings concept is currently comprised of traditional restaurants like its Dick’s Wings & Grill® restaurants and non-traditional units like the Dick’s Wings concession stands that the Company has at TIAA Bank Field (formerly EverBank Field) and Jacksonville Veterans Memorial Arena in Jacksonville, Florida. The Fat Patty’s concept is currently comprised of its traditional Fat Patty’s restaurants.

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

On August 30, 2018, the Company closed upon an asset purchase agreement for the Fat Patty’s franchise (“Fat Patty’s”). Fat Patty’s is comprised of four company-owned restaurants located at 1442 Winchester Avenue, Ashland, Kentucky 41101, 5156 WV 34, Hurricane, West Virginia 25526, 3401 Rt. 60 East, Barboursville, West Virginia 25504, and 1935 Third Avenue, Huntington, West Virginia 25702 (collectively, the “Fat Patty’s Restaurants”). A description of the Company’s acquisition of Seediv is set forth herein under Note 6 – Acquisition of Fat Patty’s.

At September 30, 2018, the Company had 21 Dick’s Wings restaurants and three Dick’s Wings concession stands. Of the 21 restaurants, 16 were located in Florida and five were located in Georgia. The Company’s concession stands were also located in Florida. Two of the Company’s restaurants were owned by the Company, and the remaining 19 restaurants were owned and operated by franchisees. The Company’s concession stands were also owned by the Company. In addition, the Company had four Fat Patty’s restaurants at September 30, 2018. Of the four restaurants, three were located in West Virginia and one was located in Kentucky. All four of the restaurants were owned by the Company.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and the related rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain information and footnotes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Notwithstanding this, the Company believes that the disclosures herein are adequate to make the information presented not misleading.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K. Information presented as of December 31, 2017 is derived from the audited consolidated financial statements. The results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Going Concern

Prior to December 31, 2017, certain facts about the Company’s financial results created an uncertainty about the Company’s ability to continue as a going concern. The Company generated net income of $344,740 and cash flows from operations of $248,345 during the year ended December 31, 2017, and while the Company had a working capital deficit of $2,304,627 at September 30, 2018 and a loss from operations of $546,374 during the nine-month period ended September 30, 2018, it generated cash flows from operations of $235,787 during the nine-month period ended September 30, 2018. The improvement was due primarily to the Company’s acquisition of Seediv in December 2016 and its acquisition of Fat Patty’s in August 2018. In addition, the Company has received continued financial support from related parties. As a result of these factors, the Company believes that the substantial doubt about its ability to continue as a going concern had been alleviated as of December 31, 2017 and September 30, 2018.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Disclosure

The Company has both Company-owned restaurants and franchised restaurants, all of which operate in the full-service casual dining industry in the United States. Pursuant to the standards of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), the Company’s Chief Executive Officer and President, who comprise the Company's Chief Operating Decision Maker function for the purposes of ASC 280, concluded that the Company operates as a single segment for reporting purposes.

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

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. As a result of the adoption of ASC 606, the Company recognized deferred franchise fees in the amount of $196,478 on its condensed consolidated balance sheets as of January 1, 2018 and an increase in its accumulated deficit by the same amount on that date.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to the Company’s general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in the Company’s condensed consolidated financial statements. Under ASC 606, the Company records contributions to and expenditures by the fund as revenue and expenses within the Company’s condensed consolidated financial statements. The Company recognized contributions to and expenditures by the fund of $46,816 and $145,076 during the three- and nine-month periods ended September 30, 2018.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Impact on Financial Statements

The following table summarizes the impacts of adopting the revenue recognition standard on the Company’s condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2018:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Balance Sheets
Deferred franchise fees	$26,803	$(26,803)	$—	$—
Total current liabilities	3,054,745	(26,803)	—	3,027,942
Deferred franchise fees, net of current portion	124,411	(124,411)	—	—
Total liabilities	14,421,071	(124,411)	—	14,296,660
Accumulated deficit	(4,875,520)	151,214	—	(4,724,306)
Total stockholders’ deficit	(324,617)	151,214	—	(173,403)

Condensed Consolidated Statements of Operations – Three-Month Period Ended September 30, 2018
Franchise and other revenue	$231,983	$(6,500)	$(42,806)	$182,677
Franchise and other revenue – related party	23,256	(750)	(4,010)	18,496
Total revenue	2,452,702	(7,250)	(46,816)	2,398,636
General and administrative expenses	418,301	—	(46,816)	371,485
Total operating expenses	2,916,504	—	(46,816)	2,869,688
Loss from operations	(463,802)	(7,250)	—	(471,052)
Net income	97,467	(7,250)	—	90,217

Condensed Consolidated Statements of Operations – Nine-Month Period Ended September 30, 2018
Franchise and other revenue	$690,892	$(19,250)	$(125,958)	$545,684
Franchise and other revenue – related party	100,994	(26,014)	(19,118)	55,862
Total revenue	4,868,193	(45,264)	(145,076)	4,677,853
General and administrative expenses	720,033	—	(145,076)	574,957
Total operating expenses	5,414,567	—	(145,076)	5,269,491
Loss from operations	(546,374)	(45,264)	—	(591,638)
Net income	89,550	(45,264)	—	44,286

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$89,550	$(45,264)	$—	$44,286
Changes in operating assets and liabilities:
Deferred franchise fees	(45,264)	45,264	—	—

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Primary geographic markets
Florida	$1,377,676	$3,694,208
Georgia	47,050	146,009
Kentucky	232,744	232,744
West Virginia	795,232	795,232
Total revenue	$2,452,702	$4,868,193

Sources of revenue
Restaurant sales	$2,197,463	$4,076,307
Royalties	197,369	591,847
Franchise fees	7,250	45,264
Advertising fund fees	46,816	145,077
Other revenue	3,804	9,698
Total revenue	$2,452,702	$4,868,193

Contract Balances

The following table presents changes in deferred franchise fees as of and for the nine-month period ended September 30, 2018:

Total Liabilities
Deferred franchise fees at January 1, 2018	$196,478
Revenue recognized during the period	(45,264)
New deferrals due to cash received	—
Deferred franchise fees at September 30, 2018	$151,214

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at September 30, 2018:

Year	Franchise Fees Recognized
2018	$7,250
2019	25,719
2020	24,000
2021	22,923
2022	21,000
Thereafter	50,322
Total	$151,214

The estimated franchise fees for 2018 represent the fees to be recognized during the remainder of the 2018 fiscal year.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Receivables and Payables

Other receivables was comprised primarily of receipts from credit card sales by Company-owned Fat Patty’s restaurants that occurred after the Company completed the acquisition of Fat Patty’s that were held by the former owner of Fat Patty’s, all of which are expected to be collected in full by the Company during the next 12 months. Other payables included within accounts payable and accrued expenses consisted of $243,261 of accounts payable owed to the former owner of Fat Patty’s for alcohol and other items purchase by the former owner of Fat Patty’s in connection with the operation of the franchise.

Intangible Assets

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. Intangible assets include a tradename, an assembled workforce and a non-compete agreement. The Company amortizes the assembled workforce and non-compete agreement on a straight-line basis over the expected period of benefit, which is three and five years, respectively. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The amount of amortization recognized for the assembled workforce and non-compete agreement was $759 during the three- and nine-month periods ended September 30, 2018.

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

The following table sets forth the computation of basic and diluted net income / (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator
Net income / (loss)	$97,467	$(89)	$89,550	$87,675

Denominator
Weighted average shares outstanding — basic	6,524,427	6,773,041	6,795,644	6,768,839
Dilutive effect of potential shares of common stock	30,000	-0-	15,165	-0-
Weighted average shares outstanding – basic	6,554,427	6,773,041	6,810,809	6,768,839
Basic net income / (loss) per share	$0.01	$(0.00)	$0.01	$0.01
Fully diluted net income / (loss) per share	$0.01	$(0.00)	$0.01	$0.01

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Set forth below is a summary of the unaudited income statement of Paradise on Wings for the three- and nine-month periods ended September 30, 2017 provided to the Company by Paradise on Wings:

Statement of Operations	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenue	$74,831	$226,273
Operating expenses	(234,525)	(484,436)
Loss from operations	(159,694)	(258,163)
Other expense	(104,203)	(182,398)
Net loss	$(263,897)	$(440,561)

Company’s share of net loss	$(131,949)	$(220,281)

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Set forth below is a summary of the unaudited balance sheet of Paradise on Wings at September 30, 2017 provided to the Company by Paradise on Wings:

Balance Sheet	September 30, 2017
Current assets	$119,837
Equity investment	-0-
Total assets	$119,837

Total liabilities	$110,120
Equity	9,717
Total liabilities and equity	$119,837

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

In connection with the acquisition of Seediv, the Company agreed to make an earnout payment to Mr. Kasturi and recorded $20,897 of contingent consideration as the estimated initial fair value of the earnout payment. A description of the manner by which the earnout payment was valued is set forth herein under Note 10. Fair Value Measurements. As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company made a payment of $144,326 to Mr. Kasturi with respect to the earnout payment during the three- and nine-month periods ended September 30, 2018. Accordingly, the outstanding balance of contingent consideration was $55,356 and $199,682 at September 30, 2018 and December 31, 2017, respectively.

Note 6. Acquisition of Fat Patty’s

On August 3, 2018, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CSA, Inc., a West Virginia corporation (“CSA”), CSA Investments, LLC, a West Virginia limited liability company (“CSA Investments”), CSA of Teays Valley, Inc., a West Virginia corporation (“CSA Teays Valley”), CSA, Inc. of Ashland, a Kentucky corporation (“CSA Ashland”), Fat Patty’s, LLC, a West Virginia limited liability company (“FPLLC”), and Clint Artrip, an individual (“Artrip”; together with CSA, CSA Investments, CSA Teays Valley, and CSA Ashland, FPLLC, the “Sellers”), pursuant to which the Company agreed to acquire all of the assets associated with Fat Patty’s (the “Fat Patty’s Acquisition”). The Company agreed to pay the Sellers $12,352,000 for the assets, of which $12,000,000 was to be paid to the Sellers at closing, $40,000 was to be paid to the Sellers within 10 days after the closing and the remaining $312,000 will be paid to the Sellers on the first anniversary of the closing. The closing of the Fat Patty’s Acquisition occurred on August 30, 2018, however, as discussed below, the Company entered into a separate related agreement with a third party that resulted in a direct transfer of the Properties (as defined below) from the Sellers to the third party. Accordingly, in substance, the Company only acquired the net assets detailed below for a purchase price of $852,000.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In connection with the Fat Patty’s Acquisition, the Company entered into a secured convertible promissory note with Seenu G. Kasturi on August 30, 2018 pursuant to which the Company borrowed $622,929 from Mr. Kasturi to help finance the Fat Patty’s Acquisition. All principal and accrued but unpaid interest is due and payable by the Company in full on the earlier of (i) the fifth (5th) anniversary of the date of the note, or (ii) the date that Mr. Kasturi demands repayment in full by providing written notice thereof to the Company. Interest accrues at the rate of six percent (6%) per annum and is payable in full on the maturity date. Mr. Kasturi has the right, at any time during the term of the note and from time to time, to convert all of any portion of the outstanding principal of the note, together with accrued and unpaid interest payable thereon, into shares of the Company’s common stock at a conversion rate of $1.36 per share. The note is secured by all of the assets of the Company.

Also on August 3, 2018, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC, a Delaware limited liability company (“Store Capital”), pursuant to which the Company agreed to sell all of the real property acquired in the Fat Patty’s Acquisition to Store Capital (the “Property Acquisition”). The real property consists of the four properties upon which the restaurants acquired in the Asset Acquisition are located (collectively, the “Properties”). Store Capital agreed to pay the Company $11,500,000 for the Properties at closing. Title to the Properties was transferred directly from the applicable Sellers to Store Capital, and the purchase price for the Properties was paid by Store Capital directly to Sellers. Accordingly, the Company never took title to, or ownership of, the Properties. As a result, the ultimate purchase price paid by the Company was $852,000, which was the difference between the $12,352,000 purchase price for the assets that the Company agreed to pay to the Sellers and the $11,500,000 purchase price for the Properties that was paid by Store Capital. The closing of the Property Acquisition occurred on August 30, 2018.

In connection with the Property Acquisition, the Company entered into a master lease agreement (the “Master Lease”) with Store Capital on August 30, 2018 pursuant to which the Company leased each of the Properties from Store Capital. The initial term of the lease expires on August 31, 2038. The Company has the option to extend the term of the lease for four additional successive periods of five years each. The aggregate base annual rent is $876,875 and is subject to annual increases commencing September 1, 2019 in an amount equal to the lesser of: (i) 1.75%, or (ii) 1.25 times the change in the Consumer Price Index. The Company is responsible for all costs and obligations relating to the Properties.

The acquisition of Fat Patty’s was accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations (“ASC 805”), with the Company considered the acquirer of Fat Patty’s. In accordance with ASC 805, the assets acquired and the liabilities assumed have been measured at fair value based on various preliminary estimates, with the remaining purchase price, if any, recorded as goodwill.

For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed as reflected in the accompanying unaudited condensed consolidated financial statements, the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) has been applied, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company incurred $82,929 of acquisition-related transaction costs. Under ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Accordingly, the Company recognized $82,929 of acquisition-related transaction costs during the three- and nine-month periods ended September 30, 2018. The acquisition-related transaction costs were recorded in general and administrative expenses.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The assets acquired and liabilities assumed were comprised of the following:

Cash	$7,100
Inventory	91,424
Intangible assets	844,840
Equipment	614,295
Total assets acquired	1,557,659

Gift card liabilities	(80,466)
Total liabilities assumed	(80,466)

Gain on bargain purchase option	(625,193)
Net assets acquired with note payable and deferred compensation liability	$852,000

The purchase price allocation is preliminary as of September 30, 2018. The preliminary estimates of fair values recorded are Level 3 inputs that have been determined by management based upon various market and income analyses and recent asset appraisals. The purchase price allocation will remain preliminary until the Company finalizes a third-party valuation, determines the fair values of assets acquired and liabilities assumed, and determines the actual transaction costs incurred. The final amounts allocated to assets acquired and liabilities assumed and the transaction costs incurred could differ from the preliminary recorded amounts.

The fair value of the identifiable assets acquired and liabilities assumed of $1,477,193 exceeded the purchase price of Fat Patty’s by $625,193. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $625,193 during the three- and nine-month periods ended September 30, 2018 in connection with the acquisition. The Sellers of Fat Patty’s received cash without any earnouts or indemnification holdbacks, which was the primary motivation for the sale of Fat Patty’s. This was the primary reason the acquisition resulted in a bargain purchase. The gain was recorded in the other income in the accompanying condensed consolidated statements of operations.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes certain financial information for the three- and nine-month periods ended September 30, 2018 contained in the accompanying unaudited condensed consolidated financial statements and certain unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2018 and 2017 as if the acquisition of Fat Patty’s had occurred on January 1, 2017:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenue	$4,415,657	$12,720,014	$3,964,788	$11,980,207
Income from continuing operations	(13,051)	1,256,629	168,493	149,061
Net income	548,218	1,892,553	186,352	646,998
Net income per share – basic	$0.08	$0.28	$0.03	$0.10
Net income per share – fully diluted	$0.08	$0.28	$0.03	$0.10

The results of operations for Fat Patty’s were included in the Company's results of operations beginning August 30, 2018. The actual amounts of revenue and net income for Fat Patty’s that are included in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2018 were $1,027,976 and $52,077, respectively.

The unaudited pro forma financial information has been presented for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 2017 or of the future results of the combined entities. For additional information about the Company’s acquisition of Fat Patty’s, please refer to the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on August 9, 2018 and September 5, 2018.

Note 7. Inventory

Inventory was comprised of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Food	$89,334	$23,987
Beverages	50,300	21,430
Total	$139,634	$45,417

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8. Property and Equipment, Net

Property and equipment, including capital lease assets, were comprised of the following at September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Land, buildings and improvements	$11,500,000	$-0-
Leasehold improvements	295,133	69,472
Furniture, fixtures and equipment	823,282	78,621
Subtotal	12,618,415	148,093
Less: accumulated depreciation	(120,110)	(48,979)
Total	$12,498,305	$99,114

The land, buildings and improvements of $11,500,000 at September 30, 2018 consisted of gross assets acquired on the capital lease with related depreciation expense and accumulated depreciation of $24,000. Depreciation expense was $49,481 and $68,688 during the three- and nine-month periods ended September 30, 2018, respectively, and was $4,571 and $11,902 during the three- and nine-month periods ended September 30, 2017.

Note 9. Intangible Assets

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. Intangible assets include a tradename valued at $810,000, an assembled workforce valued at $15,556 and a non-compete agreement valued at $18,526 at September 30, 2018. The Company did not have any intangible assets at December 31, 2017. The Company amortizes the assembled workforce and non-compete agreement on a straight-line basis over the expected period of benefit, which is three and five years, respectively. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The amount of amortization recognized for the assembled workforce and non-compete agreement was $759 during the three- and nine-month periods ended September 30, 2018.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the future amortization expense to be recognized from the Company’s intangible assets at September 30, 2018:

Year	Amortization Expense to be Recognized
2018	$2,275
2019	9,101
2020	9,101
2021	7,324
2022	3,768
Thereafter	2,512
Total	$34,081

The amortization expense to be recognized for 2018 represent the expenses to be recognized during the remainder of the 2018 fiscal year.

Note 10. Fair Value Measurements

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company recognized additional Seediv compensation expense in the amount of $178,785 in connection with the earnout payment and the liability for the contingent consideration was increased by $178,785 to $199,682 at December 31, 2017. The Company made payments in the amount of $144,326 to Mr. Kasturi with respect to the earnout payment during the nine-month period ended September 30, 2018. Accordingly, the outstanding balance of contingent consideration was $55,356 and $199,682 at September 30, 2018 and December 31, 2017, respectively.

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at September 30, 2018 and December 31, 2017, respectively:

	Level 1	Level 2	Level 3
September 30, 2018	$-0-	$55,356	$-0-
December 31, 2017	$-0-	$199,682	$-0-

The earnout payment was to be calculated based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the Nocatee and Youngerman Restaurants during the year ended December 31, 2017. As of December 31, 2017, the EBITDA for the Nocatee and Youngerman Circle Restaurants was utilized to compute the ending contingent consideration liability. As a result, the fair value measurement of the contingent consideration represented a Level 2 fair value measurement at September 30, 2018 and December 31, 2017 because it was based on other significant observable inputs.

The Company’s other financial instruments consist of cash and cash equivalents, accounts and ad fund receivables, notes receivable, capital lease assets and liabilities, accounts payable, accrued expenses and notes payable. The estimated fair values of the cash and cash equivalents, accounts and ad fund receivables, notes receivable, accounts payable, accrued expenses and notes payable (and the related beneficial conversion feature associated with the notes payable) approximate their respective carrying amounts due to the short-term maturities of these instruments. The estimated fair value of the capital lease obligation approximated its carrying amount as the interest rate is implicit in the underlying lease.

Note 11. Notes Receivable

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan was for a term of three years, was payable in monthly installments, and did not require the payment of any interest. A total of $25 of principal was outstanding under the loan at December 31, 2017. The loan was paid off in full during the nine-month period ended September 30, 2018.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,136. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,136 line of credit agreement was for a term of two years, was payable in monthly installments beginning January 1, 2017, and did not require the payment of any interest. The loan was repaid in full during the year ended December 31, 2017. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. A total of $6,858 and $25,944 of principal was outstanding under the loans at September 30, 2018 and December 31, 2017, respectively. Interest in the aggregate amount of $139 and $657 accrued and was paid in full under the loans during the three- and nine-month periods ended September 30, 2018, respectively.  Interest in the aggregate amount of $425 and $1,515 accrued under the loans during the three- and nine-month periods ended September 30, 2017, respectively, and payments of interest in the aggregate amount of $425 and $2,354 were made under the loans during the three- and nine-month periods ended September 30, 2017. No accrued interest was outstanding under the loans at September 30, 2018 or December 31, 2017.

In October 2017, the Company made a loan to one of its franchisees in the aggregate original principal amount of $7,659. The loan is due and payable in full on December 1, 2020, is payable in monthly installments beginning January 1, 2018, and does not require the payment of any interest. The full amount of the loan was outstanding on December 31, 2017. A total of $5,745 and $7,659 of principal was outstanding under the loan at September 30, 2018 and December 31, 2017, respectively.

The carrying value of the Company’s outstanding notes receivable was $12,603 and $33,628 at September 30, 2018 and December 31, 2017, respectively, all of which was due from unrelated third parties. Of these amounts, $9,412 and $3,191 were classified as short-term and long-term notes receivable, respectively, at September 30, 2018, and $28,522 and $5,106 were classified as short-term and long-term notes receivable, respectively, at December 31, 2017. The Company generated interest income of $425 and $1,515 during the three- and nine-month periods ended September 30, 2018, and generated interest income of $543 and $1,931 during the three- and nine-month periods ended September 30, 2017. The Company did not have any interest receivable outstanding at September 30, 2018 or December 31, 2017.

Note 12. Debt Obligations

As of December 31, 2016, the Company had principal in the amount of $16,103 outstanding under its credit facility with Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), and repaid $824,250 under the credit facility. During the year ended December 31, 2017, the Company borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. The Company did not borrow any funds under the credit facility during the nine-month period ended September 30, 2018. Accordingly, there was no principal outstanding under the credit facility at September 30, 2018 or December 31, 2017.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the year ended December 31, 2017, the Company borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $23,481 under the loan during the nine-month period ended September 30, 2018. Accordingly, the amount of principal outstanding under the loan was $53,984 at September 30, 2018. The loan accrues interest at a rate of 6% per annum and is payable on demand.

On August 30, 2018, the Company entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which the Company borrowed $622,929 to help finance the Fat Patty’s Acquisition. All principal and accrued but unpaid interest is due and payable by the Company in full on the earlier of (i) the fifth (5th) anniversary of the date of the note, or (ii) the date that Mr. Kasturi demands repayment in full by providing written notice thereof to the Company. Interest accrues at the rate of six percent (6%) per annum and is payable in full on the maturity date. Mr. Kasturi has the right, at any time during the term of the note and from time to time, to convert all of any portion of the outstanding principal of the note, together with accrued and unpaid interest payable thereon, into shares of the Company’s common stock at a conversion rate of $1.36 per share. The note is secured by all of the assets of the Company. At the date of the financing, because the effective conversion rate of the convertible note was less than the market value of the Company’s common stock, a beneficial conversion feature of $155,732 was recorded as a discount to the convertible note and an increase to additional paid in capital.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount of $153,136 and excluding capital lease obligations, was $523,777 and $30,503 at September 30, 2018 and December 31, 2017, respectively.

Note 13. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at September 30, 2018 and December 31, 2017, of which 6,524,427 and 6,950,869 shares of common stock were outstanding at September 30, 2018 and December 31, 2017, respectively, and consisted of 1,000,000 and -0- shares of Series A convertible preferred stock, par value $0.01 per share, at September 30, 2018 and December 31, 2017, respectively, of which 449,581 and -0- shares were outstanding at September 30, 2018 and December 31, 2017, respectively.

On January 1, 2018, Mr. Kasturi earned 9,337 shares of the Company’s common stock pursuant to the terms of his employment agreement with the Company. The Company recognized $147 of stock compensation expense during the nine-month period ended September 30, 2018 in connection with the vesting of the shares of common stock earned by Mr. Kasturi on January 1, 2018. The Company also recognized $13,500 of stock compensation expense during the nine-month period ended September 30, 2018, respectively, in connection with the vesting of 9,660 shares of common stock earned by Mr. Kasturi on April 1, 2018 pursuant to the terms of his employment agreement with the Company, and recognized $148 and $13,500 of stock compensation expense during the three- and nine-month periods ended September 30, 2018, respectively, in connection with the vesting of 7,064 shares of common stock to be earned by Mr. Kasturi on July 1, 2018 pursuant to the terms of his employment agreement with the Company. The Company also recognized $13,353 of stock compensation expense during the three- and nine-month periods ended September 30, 2018 in connection with the vesting of 7,414 shares of common stock earned by Mr. Kasturi on October 1, 2018.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2018, the Company issued a total of 5,625 shares of its common stock to certain of its franchisees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $9,000 of stock compensation expense in connection therewith during the nine-month period ended September 30, 2018.

In June 2018, the Company’s Board of Directors created Series A convertible preferred stock and authorized 1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, for issuance. Each share of Series A convertible preferred stock is entitled to 100 votes per share and is convertible into one share of the Company’s common stock at a conversion price of $0.75 per share of common stock. The conversion price may be paid in cash, through a reduction in the number of shares of common stock received, or by other methods approved by the Board of Directors. In the event any shares of the Series A convertible preferred stock are transferred by the holder thereof, such shares immediately and automatically convert into shares of common stock with the conversion price being paid by the recipient through a reduction in the number of shares of common stock received. The Series A convertible preferred stock is treated pari passu with the common stock in all other respects.

In May 2018, the Company issued a stock option to an employee that is exercisable into 30,000 shares of common stock. The shares were valued on the date of grant by using the Black-Scholes pricing model. The Company recognized $3,752 and $5,628 of stock compensation expense during the three- and nine-month periods ended September 30, 2018 in connection with the vesting of the option.

In May 2018, the Company provided an employee with the right to receive $33,000 in cash or 20,000 shares of shares of the Company’s common stock on May 15, 2021. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant and remeasured as of September 30, 2018.  In accordance with ASC Topic 718, Compensation – Stock Compensation, as the employee is able to settle the right in either cash or common stock, the Company recognized $2,501 and $3,752 of stock compensation expense in connection therewith during the three- and nine-month periods ended September 30, 2018 and recorded a corresponding liability which has been recorded in accounts payable and accrued expenses within the Company’s condensed consolidated balance sheets.

In June 2018, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which the Company issued Mr. Kasturi 449,581 shares of Series A convertible preferred stock in exchange for 449,581 shares of common stock held by Mr. Kasturi. Upon receipt of the shares of common stock from Mr. Kasturi, the shares were retired and restored to the status of authorized and unissued shares of common stock. Accordingly, the number of shares of common stock outstanding immediately after the transaction was completed decreased from 6,974,008 shares to 6,524,427 shares.  No expense was recognized by the Company during the nine-month period ended September 30, 2018 in connection with the transaction.

In August 2018, the Company entered into an agreement with a firm to provide investor relations services to the Company. Under the terms of the agreement, the Company agreed to pay the firm $12,250 and issue 3,500 shares of common stock to the firm upon the execution of the agreement as compensation for services to be performed during the months of August and September 2018. The Company agreed to pay the firm $7,000 and issue 3,500 shares of common stock each month thereafter during the remainder of the term of the agreement. The Company recognized $5,250 of stock compensation expense during the three- and nine-months periods ended September 30, 2018 in connection with the issuance of the shares 3,500 shares.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In September 2018, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide investment banking and mergers and acquisition services to the Company for a term of one year. Under the terms of the agreement, the Company agreed to pay Maxim $7,500 per month during the term of the agreement and issue 125,000 shares of common stock to Maxim upon the execution of the agreement. The Company recognized $240,625 of stock compensation expense during the three- and nine-months periods ended September 30, 2018 in connection with the issuance of the shares.

The Company recognized a total of $265,629 and $303,503 for stock compensation expense during the three- and nine-month periods ended September 30, 2018, respectively, and recognized a total of $26,889 and $233,740 for stock compensation expense during the three- and nine-month periods ended September 30, 2017, respectively. The Company had a total of $290,603 and $26,853 of stock subscription payable outstanding at September 30, 2018 and December 31, 2017, respectively.

Note 14. Stock Options and Warrants

The Company issued one stock option during the nine-month period ended September 30, 2018. The stock option is exercisable into 30,000 shares of common stock at an exercise price of $1.49 and vests in three equal annual installments commencing on the first anniversary of the date of issuance. The shares were valued on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation. This stock option was the only stock option outstanding at September 30, 2018. The Company did not issue any warrants exercisable into shares of the Company’s common stock during the three- and nine-month periods ended September 30, 2018, no warrants were exercised during the three- and nine-month periods ended September 30, 2018, and there were no warrants outstanding at September 30, 2018.

The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- and nine-month periods ended September 30, 2017, and no stock options or warrants were exercised during the three- and nine-month periods ended September 30, 2017. There were no stock options or warrants outstanding at September 30, 2017.

Note 15. Commitments and Contingencies

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Rent expense under the Company’s operating leases was $57,713 and $182,293 during the three- and nine-month periods ended September 30, 2018, respectively, and was $98,748 and $205,220 during the three- and nine-month periods ended September 30, 2017, respectively.

Capital Leases

On August 30, 2018, the Company entered into the Master Lease. The initial term of the lease expires on August 31, 2038. The Company has the option to extend the term of the lease for four additional successive periods of five years each. The aggregate base annual rent is $876,875 and is subject to annual increases commencing September 1, 2019 in an amount equal to the lesser of: (i) 1.75%, or (ii) 1.25 times the change in the Consumer Price Index. The Company is responsible for all costs and obligations relating to the Properties.

The Company determined that the Master Lease is a capital lease. The Company recorded a capital lease asset and capital lease obligation of $11,500,000 in its condensed consolidated balance sheets that was equal to the present value of the Company’s future minimum leaseback payments. The outstanding balance of the capital lease obligation was $11,413,326 at September 30, 2018, of which $171,411 represented the short-term portion of the capital lease obligation and $11,241,915 represented the long-term portion of the capital lease obligation.

The following table presents the future annual minimum lease payments to be recognized under the capital lease at September 30, 2018:

Year	Future Minimum Lease Payments
2018	$146,146
2019	881,990
2020	897,425
2021	913,130
2022	929,110
Thereafter	16,869,402
Total	20,637,203
Less: portion representing interest	(9,223,877)
Present value of lease payments	$11,413,326

The future annual minimum lease payments to be recognized for 2018 represent the payments to be recognized during the remainder of the 2018 fiscal year.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the future obligations under the capital lease at September 30, 2018:

Year	Lease Obligation Recognized
2018	$27,416
2019	175,764
2020	202,944
2021	232,148
2022	263,512
Thereafter	10,511,542
Total	$11,413,326

The capital lease obligation for 2018 represents the obligation to be recognized during the remainder of the 2018 fiscal year.

The land, buildings and improvements of $11,500,000 included within property and equipment in Note 8. Property and Equipment, Net at September 30, 2018 consisted of gross assets acquired on the capital lease. The gross amount of all future payments under the lease was $20,637,203 at September 30, 2018, of which $9,223,877 was for interest. Depreciation expense and accumulated depreciation were approximately $24,000 during the three- and nine-month periods ended September 30, 3018. Interest expense was $59,471 during the three- and nine-month periods ended September 30, 2018. No depreciation or interest expense was recognized during three- and nine-month periods ended September 30, 2017.

Note 16. Related-Party Transactions

During the year ended December 31, 2017, the Company borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $23,481 under the loan during the nine-month period ended September 30, 2018. Accordingly, the amount of principal outstanding under the loan was $53,984 at September 30, 2018. The loan accrues interest at a rate of 6% per annum and is payable on demand. Seenu G. Kasturi was appointed President, Chief Financial Officer and Chairman of the board of directors of the Company in January 2017. He owned approximately 17% of the Company’s common stock, all of the Company’s Series A convertible preferred stock, and 90% of the equity interests in Blue Victory at September 30, 2018. He also served as the President, Treasurer and Secretary, and as the sole member of the board of directors, of Blue Victory during the nine-month period ended September 30, 2018 and the year ended December 31, 2017.

The Company generated a total of $23,256 and $100,994 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three- and nine-month periods ended September 30, 2018, respectively, and generated a total of $40,285 and $123,343 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three- and nine-month periods ended September 30, 2017, respectively.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had a total of $891 and $1,505 of accounts receivable outstanding from DWG Acquisitions at September 30, 2018 and December 31, 2017, respectively, and had a total of $1,761 and $2,280 of ad funds receivable outstanding from DWG Acquisitions at September 30, 2018 and December 31, 2017, respectively. The Company had a total of $100,892 and $94,150 for accounts payable and accrued expenses outstanding from DWG Acquisitions and certain of its employees at September 30, 2018 and December 31, 2017, respectively. The outstanding amounts were primarily for rent owed to DWG Acquisitions and other expenses owed to the employees.

Note 17. Judgments in Legal Proceedings

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

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. The Company had not paid any part of the judgment or the accrued interest thereon. As a result, the loss was reflected in settlement agreements payable at September 30, 2018 and December 31, 2017. Interest expense in the amount of $2,841 accrued on the outstanding balance of the settlement agreement payable during the three-month periods ended September 30, 2018 and 2017, respectively, and interest expense in the amount of $8,431 accrued on the outstanding balance of the settlement agreement payable during the nine-month periods ended September 30, 2018 and 2017, respectively. The interest expense was credited to settlement agreements payable. The Company had accrued interest of $78,681 and $70,250 outstanding at September 30, 2018 and December 31, 2017, respectively. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $78,681 totaled $273,428 as of September 30, 2018. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $70,250 totaled $264,997 at December 31, 2017.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. A total of $39,665 and $33,809 of accrued interest, and $10,586 of other expenses, were outstanding at September 30, 2018 and December 31, 2017, respectively, resulting in an aggregate potential loss of $161,790 and $155,935 at September 30, 2018 and December 31, 2017, respectively. The potential losses of $161,790 and $155,935 were reflected in accrued legal contingency at September 30, 2018 and December 31, 2017, respectively. This case is currently pending.

Note 18. Subsequent Events

On October 1, 2018, Seenu G. Kasturi earned 7,414 shares of the Company’s common stock pursuant to the terms of his employment agreement with the Company.

On October 30, 2018, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with SDA Holdings, LLC, a Louisiana limited liability company (“SDA”), and Fred D. Alexander, an individual, pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests in SDA for $10.00. SDA is the owner of the Tilted Kilt Pub & Eatery® restaurant franchise. The transactions contemplated by the Purchase Agreement are sometimes referred to herein collectively as the “Tilted Kilt Acquisition”.

The closing of the Tilted Kilt Acquisition is conditioned upon SDA, Trustee Services Group (the “Custodian”), Seenu G. Kasturi, Let’s Eat Incorporated (“Let’s Eat”), the Reilly Group, LLC (the “Reilly Group”) and John Reynauld (Mr. Reynauld, together with the Custodian, Mr. Kasturi, Let’s Eat, the Reilly Group, the “Parties”) entering into an amendment to that certain Custodian Agreement, dated June 7, 2018, by an among the Parties to add SDA as a party to the agreement and remove Mr. Kasturi as a party to the agreement, in which event SDA will be required to deliver to the Custodian a certificate evidencing 718,563 shares of the Company’s common stock. The closing of the Tilted Kilt Acquisition is also conditioned upon the Company raising gross proceeds of at least $2,000,000 through the sale of debt or equity securities, as well as other customary closing conditions. The closing of the Tilted Kilt Acquisition will occur once all of the closing conditions have been satisfied.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to fund our future growth and implement our business strategy;

•	market acceptance of our restaurants and products;

•	food safety issues and other health concerns;

•	the cost of food and other commodities;

•	labor shortages and changes in employee compensation costs;

•	shortages or interruptions in the availability and delivery of food and other supplies;

•	our ability to maintain and increase the value of our Dick’s Wings® and Fat Patty’s® brands;

•	changes in consumer preferences;

•	our ability to identify, attract and retain qualified franchisees;

•	our limited control over the activities of our franchisees;

•	the ability of us and our franchisees to identify suitable restaurant sites, open new restaurants and operate them in a profitable manner;

•	our ability to successfully operate our company-owned restaurants;

•	our ability to identify, acquire and integrate new restaurant brands and businesses;

•	the loss of key members of our management team;

•	the impact of any failure of our information technology system or any breach of our network security;

•	the impact of security breaches of confidential customer information in connection with the electronic processing of credit/debit card transactions by us and our franchisees;

•	the ability of us and our franchisees to comply with applicable federal, state and local laws and regulations;

•	our ability to protect our trademarks and other intellectual property;

•	competition and consolidation in the restaurant industry;

•	the effects of litigation on our business;

•	our ability to obtain debt, equity or other financing on favorable terms, or at all;

•	the impact of any decision to record asset impairment charges in the future;

•	the condition of the securities and capital markets generally;

•	economic conditions in the jurisdictions in which we operate and nationally;

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

On August 30, 2018, we closed upon an asset purchase agreement for the Fat Patty’s franchise (“Fat Patty’s”). Fat Patty’s is comprised of four company-owned restaurants located at 1442 Winchester Avenue, Ashland, Kentucky 41101, 5156 WV 34, Hurricane, West Virginia 25526, 3401 Rt. 60 East, Barboursville, West Virginia 25504, and 1935 Third Avenue, Huntington, West Virginia 25702 (collectively, the “Fat Patty’s Restaurants”). A description of our acquisition of Fat Patty’s is set forth herein under Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments and Note 6 – Acquisition of Fat Patty’s in our condensed consolidated financial statements.

We currently have 21 Dick’s Wings & Grill restaurants and three Dicks’ Wings concession stands. Of our 21 restaurants, 16 are located in Florida and five are located in Georgia. Our concession stands are also located in Florida. Four of the restaurants are owned by us. The remaining 17 restaurants are owned and operated by franchisees. Our concession stands are also owned by us. We also have four Fat Patty’s restaurants. Of the four restaurants, three are located in West Virginia and one is located in Kentucky. All four of the restaurants are owned by us.

Strategy

Our plan is to grow our company from a Florida and Georgia based franchisor of Dick’s Wings restaurants into a diversified company operating a portfolio of premium restaurant brands and potentially non-restaurant brands, including in some cases, their related real estate properties.

The first major component of our growth strategy is the continued development and expansion of our legacy Dick’s Wings and Fat Patty’s brands. Key elements of our strategy include strengthening the brand, developing new menu items, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets in the United States. We believe there are meaningful opportunities to grow the number of Dick’s Wings and Fat Patty’s restaurants and have implemented a rigorous and disciplined approach to drive franchising sales. In our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. In new markets, we plan to open several restaurants at a time to quickly build our brand awareness.

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

Recent Transactions

Fat Patty’s

On August 3, 2018, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with CSA, Inc., a West Virginia corporation (“CSA”), CSA Investments, LLC, a West Virginia limited liability company (“CSA Investments”), CSA of Teays Valley, Inc., a West Virginia corporation (“CSA Teays Valley”), CSA, Inc. of Ashland, a Kentucky corporation (“CSA Ashland”), Fat Patty’s, LLC, a West Virginia limited liability company (“FPLLC”), and Clint Artrip, an individual (“Artrip”; together with CSA, CSA Investments, CSA Teays Valley, and CSA Ashland, FPLLC, the “Sellers”), pursuant to which we agreed to acquire all of the assets associated with Fat Patty’s (the “Fat Patty’s Acquisition”). We agreed to pay the Sellers $12,352,000 for the assets, of which $12,000,000 was to be paid to the Sellers at closing, $40,000 was to be paid to the Sellers within 10 days after the closing and the remaining $312,000 will be paid to the Sellers on the first anniversary of the closing. The closing of the Fat Patty’s Acquisition occurred on August 30, 2018, however, as discussed below, we entered into a separate related agreement with a third party that resulted in a direct transfer of the Properties (as defined below) from the Sellers to the third party. Accordingly, in substance, we only acquired the net assets detailed below for a purchase price of $852,000.

In connection with the Fat Patty’s Acquisition, we entered into a secured convertible promissory note with Seenu G. Kasturi, who is our President, Chief Financial Officer and Chairman of our board of directors, on August 30, 2018 pursuant to which we borrowed $622,929 from Mr. Kasturi to help finance the Fat Patty’s Acquisition. All principal and accrued but unpaid interest is due and payable by us in full on the earlier of (i) the fifth (5th) anniversary of the date of the note, or (ii) the date that Mr. Kasturi demands repayment in full by providing written notice thereof to us. Interest accrues at the rate of six percent (6%) per annum and is payable in full on the maturity date. Mr. Kasturi has the right, at any time during the term of the note and from time to time, to convert all of any portion of the outstanding principal of the note, together with accrued and unpaid interest payable thereon, into shares of our common stock at a conversion rate of $1.36 per share. The note is secured by all of our assets.

Also on August 3, 2018, we entered into a purchase and sale agreement with Store Capital Acquisitions, LLC, a Delaware limited liability company (“Store Capital”), pursuant to which we agreed to sell all of the real property acquired in the Fat Patty’s Acquisition to Store Capital (the “Property Acquisition”). The real property consists of the four properties upon which the restaurants acquired in the Asset Acquisition are located (collectively, the “Properties”). Store Capital agreed to pay us $11,500,000 for the Properties at closing. Title to the Properties was transferred directly from the applicable Sellers to Store Capital, and the purchase price for the Properties was paid by Store Capital directly to Sellers. Accordingly, we never took title to, or possession of, the Properties. As a result, the ultimate purchase price that we paid was $852,000, which was the difference between the $12,352,000 purchase price for the assets that we agreed to pay to the Sellers and the $11,500,000 purchase price for the Properties that was paid by Store Capital. The closing of the Property Acquisition occurred on August 30, 2018.

In connection with the Property Acquisition, we entered into a master lease agreement (the “Master Lease”) with Store Capital on August 30, 2018 pursuant to which we leased each of the Properties from Store Capital. The initial term of the lease expires on August 31, 2038. We have the option to extend the term of the lease for four additional successive periods of five years each. The aggregate base annual rent is $876,875 and is subject to annual increases commencing September 1, 2019 in an amount equal to the lesser of: (i) 1.75%, or (ii) 1.25 times the change in the Consumer Price Index. We are responsible for all costs and obligations relating to the Properties.

Tilted Kilt Pub & Eatery

On October 30, 2018, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with SDA Holdings, LLC, a Louisiana limited liability company (“SDA”), and Fred D. Alexander, who is a member of our board of directors, pursuant to which we agreed to acquire all of the issued and outstanding membership interests in SDA for $10.00. SDA is the owner of the Tilted Kilt Pub & Eatery® restaurant franchise (“Tilted Kilt”). The transactions contemplated by the Purchase Agreement are sometimes referred to herein collectively as the “Tilted Kilt Acquisition”.

The closing of the Tilted Kilt Acquisition is conditioned upon SDA, Trustee Services Group (the “Custodian”), Seenu G. Kasturi, Let’s Eat Incorporated (“Let’s Eat”), the Reilly Group, LLC (the “Reilly Group”) and John Reynauld (Mr. Reynauld, together with the Custodian, Mr. Kasturi, Let’s Eat, the Reilly Group, the “Parties”) entering into an amendment to that certain Custodian Agreement, dated June 7, 2018, by an among the Parties to add SDA as a party to the agreement and remove Mr. Kasturi as a party to the agreement, in which event SDA will be required to deliver to the Custodian a certificate evidencing 718,563 shares of our common stock. The closing of the Tilted Kilt Acquisition is also conditioned upon us raising gross proceeds of at least $2,000,000 through the sale of debt or equity securities, as well as other customary closing conditions. The closing of the Tilted Kilt Acquisition will occur once all of the closing conditions have been satisfied.

Financial Results

We achieved revenue of $2,452,702 for the three-month period ended September 30, 2018, compared to $1,047,404 for the three-month period ended September 30, 2017. Our total operating expenses were $2,916,504 for the three-month period ended September 30, 2018, compared to $1,068,963 for the three-month period ended September 30, 2017. We generated a loss from operations of $463,802 for the three-month period ended September 30, 2018 compared to $21,559 for the three-month period ended September 30, 2017. We generated net income of $97,467, or $0.01 per share, for the three-month period ended September 30, 2018 compared to a net loss of $89, or $0.00 per share, for the three-month period ended September 30, 2017.

We achieved revenue of $4,868,193 for the nine-month period ended September 30, 2018, compared to $3,228,054 for the nine-month period ended September 30, 2017. Our total operating expenses were $5,414,567 for the nine-month period ended September 30, 2018, compared to $3,154,709 for the nine-month period ended September 30, 2017. We generated a loss from operations of $546,374 for the nine-month period ended September 30, 2018 compared to income from operations of $73,345 for the nine-month period ended September 30, 2017. We generated net income of $89,550, or $0.01 per share, for the nine-month period ended September 30, 2018 compared to $87,675, or $0.01 per share, for the nine-month period ended September 30, 2017. Net cash flows provided by operating activities were $235,787 for the nine-month period ended September 30, 2018, compared to $242,619 for the nine-month period ended September 30, 2017.

Outlook

We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, as we continue to improve the operations of our existing Dick’s Wings and Fat Patty’s restaurants, and as we open new Dick’s Wings and Fat Patty’s restaurants. We also expect our revenue to increase as a result of our pending acquisition of Tilted Kilt and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands. We expect to begin generating an increasing amount of net income during the next 12 months as we generate revenue and income from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our recently completed acquisition of Fat Patty’s and our pending acquisition of Tilted Kilt, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

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

Advertising Funds

ASC 606 also impacted the accounting for transactions related to our general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in our condensed consolidated financial statements. Under ASC 606, we record contributions to and expenditures by the fund as revenue and expenses within our condensed consolidated financial statements. We recognized contributions to and expenditures by the fund of $46,816 and $145,076 during the three- and nine-month periods ended September 30, 2018.

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

Impact on Financial Statements

The following table summarizes the impacts of adopting the revenue recognition standard on our condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2018:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Balance Sheets
Deferred franchise fees	$26,803	$(26,803)	$—	$—
Total current liabilities	3,054,745	(26,803)	—	3,027,942
Deferred franchise fees, net of current portion	124,411	(124,411)	—	—
Total liabilities	14,421,071	(124,411)	—	14,296,660
Accumulated deficit	(4,875,520)	151,214	—	(4,724,306)
Total stockholders’ deficit	(324,617)	151,214	—	(173,403)

Condensed Consolidated Statements of Operations – Three-Month Period Ended September 30, 2018
Franchise and other revenue	$231,983	$(6,500)	$(42,806)	$182,677
Franchise and other revenue – related party	23,256	(750)	(4,010)	18,496
Total revenue	2,452,702	(7,250)	(46,816)	2,398,636
General and administrative expenses	418,301	—	(46,816)	371,485
Total operating expenses	2,916,504	—	(46,816)	2,869,688
Loss from operations	(463,802)	(7,250)	—	(471,052)
Net income	97,467	(7,250)	—	90,217

Condensed Consolidated Statements of Operations – Nine-Month Period Ended September 30, 2018
Franchise and other revenue	$690,892	$(19,250)	$(125,958)	$545,684
Franchise and other revenue – related party	100,994	(26,014)	(19,118)	55,862
Total revenue	4,868,193	(45,264)	(145,076)	4,677,853
General and administrative expenses	720,033	—	(145,076)	574,957
Total operating expenses	5,414,567	—	(145,076)	5,269,491
Loss from operations	(546,374)	(45,264)	—	(591,638)
Net income	89,550	(45,264)	—	44,286

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$89,550	$(45,264)	$—	$44,286
Changes in operating assets and liabilities:
Deferred franchise fees	(45,264)	45,264	—	—

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Primary geographic markets
Florida	$1,377,676	$3,694,208
Georgia	47,050	146,009
Kentucky	232,744	232,744
West Virginia	795,232	795,232
Total revenue	$2,452,702	$4,868,193

Sources of revenue
Restaurant sales	$2,197,463	$4,076,307
Royalties	197,369	591,847
Franchise fees	7,250	45,264
Advertising fund fees	46,816	145,077
Other revenue	3,804	9,698
Total revenue	$2,452,702	$4,868,193

Contract Balances

The following table presents changes in deferred franchise fees as of and for the nine-month period ended September 30, 2018:

Total Liabilities
Deferred franchise fees at January 1, 2018	$196,478
Revenue recognized during the period	(45,264)
New deferrals due to cash received	—
Deferred franchise fees at September 30, 2018	$151,214

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at September 30, 2018:

Year	Franchise Fees Recognized
2018	$7,250
2019	25,719
2020	24,000
2021	22,923
2022	21,000
Thereafter	50,322
Total	$151,214

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

Comparison of the Three-Month Periods Ended September 30, 2018

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants and concession stands, and royalty payments and ad fund fees that we receive from our franchisees. Revenue increased $1,405,298 to $2,452,702 for the three-month period ended September 30, 2018 from $1,047,404 for the three-month period ended September 30, 2017. The increase of $1,405,298 was due primarily to an increase of $1,356,249 from the sale of food and beverage products, of which $1,027,976 was generated from the Fat Patty’s restaurants that we acquired on August 30, 2018. We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, as we continue to improve the operations of our existing Dick’s Wings and Fat Patty’s restaurants, and as we open new Dick’s Wings and Fat Patty’s restaurants. We also expect our revenue to increase as a result of our pending acquisition of Tilted Kilt and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consists of cost of sales, labor expenses, occupancy expenses and other operating expenses that we incur in connection with the operation of our two Dick’s Wings company-owned restaurants and our four Fat Patty’s company-owned restaurants. Restaurant operating costs increased $1,108,771 to $1,967,735 for the three-month period ended September 30, 2018 compared to $858,964 for the three-month period ended September 30, 2017. Our restaurant operating costs consisted of $811,009 for cost of sales, $624,848 for labor expenses, $57,713 for occupancy expenses, and $474,165 for other operating expenses for the three-month period ended September 30, 2018. Our restaurant operating costs consisted of $274,846 for cost of sales, $293,035 for labor expenses, $92,729 for occupancy expenses, and $198,354 for other operating expenses for the three-month period ended September 30, 2017. The increase of $1,108,771 was due primarily to costs incurred with the operation of the Fat Patty’s restaurants that we acquired on August 30, 2018. We expect our restaurant operating costs to increase during the next 12 months in the event we complete the acquisition of Tilted Kilt, and to otherwise remain at similar levels during the next 12 months if we don’t complete the acquisition.

Professional Fees. Professional fees consist of fees paid to attorneys, independent accountants, investment banks and placement agents, technology consultants and other professionals and consultants. Professional fees increased $298,981 to $366,956 for the three-month period ended September 30, 2018 from $67,975 for the three-month period ended September 30, 2017. The increase of $298,981 was due primarily to increases of $240,625 for stock compensation expense and $55,206 for legal fees, partially offset by a decrease of $40,975 for consulting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, investment banking, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and non-restaurant employees, and the related payroll taxes. Employee compensation expense increased $72,479 to $163,512 for the three-month period ended September 30, 2018 from $91,033 for the three-month period ended September 30, 2017. The increase of $72,479 was due primarily to an increase of $63,888 for salaries paid to executive officers and other non-restaurant employees. We expect employee compensation expense to increase during the next 12 months as we hire additional executive officers and other non-restaurant employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of ad fund expenses, selling commissions and expenses, marketing and advertising expenses, acquisition-related transaction costs, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, SEC filing expenses, stock listing expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $367,310 to $418,301 for the three-month period ended September 30, 2018 from $50,991 for the three-month period ended September 30, 2017. The increase of $367,310 was due primarily to increases of $46,816 for ad fund expenses that were recognized beginning January 1, 2018 due to the implementation of ASC 606, $160,437 for commissions paid to the owner of our concession stands at TIAA Bank Field, $82,929 for acquisition-related transaction costs incurred in connection with our acquisition of Fat Patty’s, and $125,344 for marketing and advertising expenses, partially offset by decreases in other miscellaneous general and administrative expenses. We expect general and administrative expenses to continue to increases during the next 12 months as we incur increasing expenses for commissions paid to the owner of our concession stands at TIAA Bank Field, our ad fund, marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Gain on Bargain Purchase Option

Gain on bargain purchase option consists of the gain that we recognized in connection with the acquisition of Fat Patty’s on August 30, 2018. The fair value of the identifiable assets acquired and liabilities assumed of $1,477,193 exceeded the purchase price of Fat Patty’s by $625,193. As a result, we recognized a gain of $625,193 for the three-month period ended September 30, 2018. We did not recognize any gain on bargain purchase option during the three-month period ended September 30, 2017. We do not expect to recognize any additional gains on bargain purchase options during the next 12 months. A description of the bargain purchase option is set forth herein under Note 6 – Acquisition of Fat Patty’s in our condensed consolidated financial statements.

Net Income / (Loss)

Net income was $97,467 for the three-month period ended September 30, 2018 compared to net loss of $89 for the three-month period ended September 30, 2017. The difference of $97,556 was due primarily to increases of $1,405,298 for revenue and $625,193 for gain on bargain purchase option, partially offset by increases of $1,108,771 for restaurant operating costs, $298,981 for professional fees, $72,479 for employee compensation expense and $367,310 for general and administrative expenses. We expect to begin generating an increasing amount of net income during the next 12 months as we generate revenue and income from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our recently completed acquisition of Fat Patty’s and our pending acquisition of Tilted Kilt, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Comparison of the Nine-Month Periods Ended September 30, 2018

Revenue

Revenue increased $1,640,139 to $4,868,193 for the nine-month period ended September 30, 2018 from $3,228,054 for the nine-month period ended September 30, 2017. The increase of $1,640,139 was due primarily to an increase of $1,480,628 from the sale of food and beverage products, of which $1,027,976 was generated from the Fat Patty’s restaurants that we acquired on August 30, 2018.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs increased $1,195,026 to $3,665,487 for the nine-month period ended September 30, 2018 compared to $2,470,461 for the nine-month period ended September 30, 2017. Our restaurant operating costs consisted of $1,360,529 for cost of sales, $1,222,554 for labor expenses, $171,048 for occupancy expenses, and $911,356 for other operating expenses for the nine-month period ended September 30, 2018. Our restaurant operating costs consisted of $869,600 for cost of sales, $857,933 for labor expenses, $187,264 for occupancy expenses, and $555,664 for other operating expenses for the nine-month period ended September 30, 2017. The increase of $1,195,026 was due primarily to costs incurred with the operation of the Fat Patty’s restaurants that we acquired on August 30, 2018.

Professional Fees. Professional fees increased $262,938 to $614,123 for the nine-month period ended September 30, 2018 from $351,185 for the nine-month period ended September 30, 2017. The increase of $262,938 was due primarily to increases of $65,000 for stock compensation expense, $70,772 for accounting fees, and 141,716 for legal fees, partially offset by a decrease of $32,550 for consulting fees.

Employee Compensation Expense. Employee compensation expense increased $164,298 to $414,924 for the nine-month period ended September 30, 2018 from $250,626 for the nine-month period ended September 30, 2017. The increase of $164,298 was due primarily to an increase of $140,414 for salaries paid to executive officers and other non-restaurant employees.

General and Administrative Expenses. General and administrative expenses increased $637,596 to $720,033 for the nine-month period ended September 30, 2018 from $82,437 for the nine-month period ended September 30, 2017. The increase of $637,596 was due primarily to increases of $145,076 for ad fund expenses that were recognized beginning January 1, 2018 due to the implementation of ASC 606, $208,745 for commissions paid to the owner of our concession stands at TIAA Bank Field, $82,929 for acquisition-related transaction costs incurred in connection with our acquisition of Fat Patty’s, and $201,072 for marketing and advertising expenses, partially offset by decreases in other miscellaneous general and administrative expenses.

Gain on Bargain Purchase Option

Gain on bargain purchase option consists of the gain that we recognized in connection with the acquisition of Fat Patty’s on August 30, 2018. The fair value of the identifiable assets acquired and liabilities assumed of $1,477,193 exceeded the purchase price of Fat Patty’s by $625,193. As a result, we recognized a gain of $625,193 for the nine-month period ended September 30, 2018. We did not recognize any gain on bargain purchase option during the nine-month period ended September 30, 2017. A description of the bargain purchase option is set forth herein under Note 6 – Acquisition of Fat Patty’s in our condensed consolidated financial statements.

Net Income

Net income was $89,550 for the nine-month period ended September 30, 2018 compared to $87,675 for the nine-month period ended September 30, 2017. The difference of $1,875 was due primarily to increases of $1,640,139 for revenue and $625,193 for gain on bargain purchase option, partially offset by increases of $1,195,026 for restaurant operating costs, $262,938 for professional fees, $164,298 for employee compensation expense and $637,596 for general and administrative expenses.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private sales of equity securities, the use of short- and long-term debt and cash flows from operating activities.

Net cash provided by operating activities was $235,787 for the nine-month period ended September 30, 2018 compared to $242,619 for the nine-month period ended September 30, 2017. The decrease of $6,832 was due primarily to increases of $625,193 for gain on bargain purchase, $346,312 for other receivables and $45,264 for deferred franchise fees. This was partially offset by increases of $810,921 for accounts payable and accrued liabilities and $69,763 for stock-based compensation expense, and a decrease of $105,434 for accounts and ad funds receivable.

Net cash used by investing activities was $343,785 for the nine-month period ended September 30, 2018 compared to net cash provided by investing activities of $45,686 for the nine-month period ended September 30, 2017. The difference of $389,471 was due to increases of $194,529 for purchases of fixed assets and $144,326 for contingent consideration, and decreases of $33,716 for repayments of notes receivable and $24,000 for proceeds from the sale of investment in Paradise on Wings. This was partially offset by an increase of $7,100 for cash acquired in the acquisition of Fat Patty’s.

Net cash provided by financing activities was $19,736 for the nine-month period ended September 30, 2018 compared to net cash used by financing activities of $206,324 for the nine-month period ended September 30, 2017. The difference of $226,060 of net cash used by financing activities was due to an increase of $106,410 for proceeds from the issuance of notes payable to related parties and a decrease of $206,324 for repayments of notes payable issued to related parties. This was partially offset by an increase of $86,674 for payments on our capital lease obligation.

Our primary sources of capital since January 1, 2017 are set forth below.

As of December 31, 2016, we had principal in the amount of $16,103 outstanding under our credit facility with Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), and repaid $824,250 under the credit facility. During the year ended December 31, 2017, we borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. We did not borrow any funds under the credit facility during the nine-month period ended September 30, 2018. Accordingly, there was no principal outstanding under the credit facility at September 30, 2018 or December 31, 2017.

During the year ended December 31, 2017, we borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. We borrowed $23,481 under the loan during the nine-month period ended September 30, 2018. Accordingly, the amount of principal outstanding under the loan was $53,984 at September 30, 2018. The loan accrues interest at a rate of 6% per annum and is payable on demand.

On August 30, 2018, we entered into a secured convertible promissory note with Seenu G. Kasturi, who is our President, Chief Financial Officer and Chairman of our board of directors, pursuant to which we borrowed $622,929 to help finance the acquisition of Fat Patty’s. All principal and accrued but unpaid interest is due and payable by us in full on the earlier of (i) the fifth (5th) anniversary of the date of the note, or (ii) the date that Mr. Kasturi demands repayment in full by providing written notice thereof to us. Interest accrues at the rate of six percent (6%) per annum and is payable in full on the maturity date. Mr. Kasturi has the right, at any time during the term of the note and from time to time, to convert all of any portion of the outstanding principal of the note, together with accrued and unpaid interest payable thereon, into shares of our common stock at a conversion rate of $1.36 per share. The note is secured by all of our assets.

To date, our capital needs have been met through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations, including our credit facility with Blue Victory and the secured convertible promissory note that we issued to Seenu G. Kasturi. We have used these sources of capital to acquire Seediv and Fat Patty’s, as well as to pay the restaurant operating costs, professional fees, employee compensation expenses, and general and administrative expenses discussed above. We intend to continue to rely upon each of these sources to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, and potentially non-restaurant brands, and, in some cases, their related real estate properties, during the next 12 months.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of September 30, 2018, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

In July 2018, Seenu G. Kasturi earned 7,064 shares of common stock pursuant to the terms of his employment agreement with us. The securities were earned by an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In August 2018, we entered into an agreement with a firm to provide us with investor relations services. Under the terms of the agreement, we agreed to pay the firm $12,250 and issue 3,500 shares of common stock to the firm upon the execution of the agreement as compensation for services to be performed during the months of August and September 2018. We agreed to pay the firm $7,000 and issue 3,500 shares of common stock each month thereafter during the remainder of the term of the agreement. The securities were earned by an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

In September 2018, we entered into an agreement with Maxim Group LLC (“Maxim”) to provide investment banking and mergers and acquisition services to us for a term of one year. Under the terms of the agreement, we agreed to pay Maxim $7,500 per month during the term of the agreement and issue 125,000 shares of common stock to Maxim upon the execution of the agreement. The securities were earned by an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

ARC GROUP, INC.

Date: November 16, 2018	/s/ Seenu G. Kasturi
Seenu G. Kasturi
Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

