Form 10-K
period 2018-12-31
ARC Group, Inc.
filed 2019-03-29
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended:	December 31, 2018

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________.

Commission File Number:	000-54226

ARC GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	59-3649554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1409 Kingsley Ave., Ste. 2 Orange Park, FL	32073
(Address of principal executive offices)	(Zip Code)

(904) 741-5500

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class: None	Name of each exchange on which registered: Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.01 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2018, was $8,122,261. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of March 27, 2019, there were 7,080,771 shares of the registrant’s common stock outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to fund our future growth and implement our business strategy;

●	market acceptance of our restaurants and products;

●	food safety issues and other health concerns;

●	the cost of food and other commodities;

●	labor shortages and changes in employee compensation costs;

●	shortages or interruptions in the availability and delivery of food and other supplies;

●	our ability to maintain and increase the value of our Dick’s Wings® and Fat Patty’s® brands;

●	changes in consumer preferences;

●	our ability to identify, attract and retain qualified franchisees;

●	our limited control over the activities of our franchisees;

●	the ability of us and our franchisees to identify suitable restaurant sites, open new restaurants and operate them in a profitable manner;

●	our ability to successfully operate our company-owned restaurants;

●	our ability to identify, acquire and integrate new restaurant brands and businesses;

●	the loss of key members of our management team;

●	the impact of any failure of our information technology system or any breach of our network security;

●	the impact of security breaches of confidential customer information in connection with the electronic processing of credit/debit card transactions by us and our franchisees;

●	the ability of us and our franchisees to comply with applicable federal, state and local laws and regulations;

●	our ability to protect our trademarks and other intellectual property;

●	competition and consolidation in the restaurant industry;

●	the effects of litigation on our business;

●	our ability to obtain debt, equity or other financing on favorable terms, or at all;

●	the impact of any decision to record asset impairment charges in the future;

●	the condition of the securities and capital markets generally;

●	economic conditions in the jurisdictions in which we operate and nationally;

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

Overview

We were formed in April 2000 to develop the Dick’s Wings and Grill® restaurant franchise (“Dick’s Wings”), and are the owner, operator and franchisor of the Dick’s Wings brand of restaurants. Our Dick’s Wings franchise is currently comprised of 21 restaurants and three concession stands located in the States of Florida and Georgia. Dick’s Wings offers a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call®.

On August 30, 2018, we acquired the Fat Patty’s® restaurant concept (“Fat Patty’s”), which is currently comprised of four restaurants located in West Virginia and Kentucky. Fat Patty’s offers a variety of specialty burgers and sandwiches, wings, appetizers, salads, wraps, and steak and chicken dinners in a family friendly, sports-oriented environment designed to appeal to a mix of families, students, professors, locals, and visitors.

On October 30, 2018, we entered into an agreement to acquire the Tilted Kilt Pub & Eatery® restaurant franchise (“Tilted Kilt”), which offers dinner entrees, traditional pub food, hamburgers, and salads made with fresh, quality ingredients, accompanied by full bar service, served up by uniquely kilt-clad wait staff in a lively, Celtic-themed atmosphere with numerous large screen televisions featuring sports programming. The Tilted Kilt franchise is currently comprised of 29 restaurants operating in 15 states and Canada, of which two are company owned and operated and the remaining 27 are franchise locations. The closing of the transaction is currently pending.

We also recently opened a Tilted Kilt restaurant in Gonzales, Louisiana for which we serve as a franchisee.

Dick’s Wings Franchise

Restaurants

Our Dick’s Wings franchise is comprised of traditional restaurants like our Dick’s Wings & Grill restaurants, which are full-service restaurants, and non-traditional units like our Dick’s Wings concession stands at TIAA Bank Field (formerly EverBank Field) and Veterans Memorial Arena in Jacksonville, Florida. We currently have 21 Dick’s Wings & Grill restaurants and three Dicks’ Wings concession stands. Of our 21 restaurants, 16 are located in Florida and five are located in Georgia. Our concession stands are also located in Florida. Four of our restaurants are owned by us, and the remaining 17 restaurants are owned and operated by franchisees. Our concession stands at TIAA Bank Field and Veterans Memorial Arena are also owned by us.

The restaurants typically range in size from 3,500 to 5,500 square feet and require an initial capital investment per restaurant of between $237,500 and $772,500. The initial capital investment is comprised of cash pre-opening costs and build-out costs. Factors contributing to the fluctuation in the initial capital investment per location include the size of the property, the geographical location, the type of construction, the cost of liquor and other licenses, and the type and amount of concessions, if any, received from landlords. We offer lower cost conversion packages that provide prospective franchisees with flexibility to convert existing restaurants of other brands into a Dick’s Wings restaurant. Because of this, some of our restaurants may be smaller or larger or cost more or less than the typical ranges.

The restaurants are typically open on a daily basis from 11 a.m. to 10 p.m. or 11 p.m. Sunday through Thursday, and from 11 a.m. to 12 a.m. or 1 a.m. on Friday and Saturday, although closing times may vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages.

Franchisees and Franchise Agreements

Our Dick’s Wings franchise program is designed to promote consistency and quality. We believe that it is important to maintain strong and open relationships with our franchisees. To this end, we invest a significant amount of time working with our franchisees on key aspects of the business, including products, equipment, operational improvements and standards, and management techniques. Franchisees are approved on the basis of their business background, evidence of restaurant management experience, net worth and capital available for investment in relation to the scope of the proposed business relationship. Franchisees can range in size from individuals owning a single restaurant to larger corporate entities owning several restaurants.

Franchisees are required to execute a franchise agreement containing a standard set of terms and conditions prior to opening a Dick’s Wings restaurant. Under our franchise agreement, we grant franchisees the right to operate restaurants using the “Dick’s Wings” trademarks, trade dress and other intellectual property within the Dick’s Wings system, which includes uniform operating procedures, standards for consistency and quality of products, technical knowledge, and procedures for accounting, inventory control and management. In return, franchisees supply capital, initially by paying a franchisee fee to us in the amount of $35,000, purchasing or leasing the building and land, and purchasing the equipment, signs, seating, inventories and supplies necessary for the operation of the restaurant, and, over the longer term, by reinvesting in the restaurant. Franchisees are required to make weekly royalty payments to us in an amount equal to five percent of the gross revenue they generate during the applicable week. They are also required to spend at least two percent of their gross revenue on local advertising and contribute at least one percent, but not more than two percent, of their gross revenue to our general advertising fund.

Our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu established by us, meet applicable quality, service, health and cleanliness standards, and comply with all applicable laws. We have the right to terminate a franchise agreement if the franchisee fails to pay us royalties, make contributions and expenditures for advertising, or otherwise operate and maintain its restaurant in accordance with the requirements of the agreement. Franchise agreements are not assignable by the franchisee without our consent, and we have a right of first refusal if a franchisee proposes to sell a restaurant. The initial term of the typical franchise agreement is 10 years with a 10-year renewal option for the franchisee, subject to conditions contained in the franchise agreement.

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

Fat Patty’s Concept

On August 30, 2018, we acquired Fat Patty’s. Our Fat Patty’s concept is comprised of four Fat Patty’s restaurants located in Ashland, Kentucky, and Hurricane, Huntington and Barboursville, West Virginia. The Huntington restaurant is located in the heart of Marshall University in Huntington, West Virginia, and is the original location of the Fat Patty’s brand.

Our Fat Patty’s restaurants are typically located in free standing units or end units in shopping centers, and range in size between 5,000 to 6,000 square feet of space. The restaurants are typically open on a daily basis from 11 a.m. to 1 a.m. Monday through Saturday, and from 11 a.m. to 12 a.m. on Sunday, although closing times may vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages.

The restaurants are established and operated under a comprehensive and unique system that includes: (i) distinctive signage, interior and exterior design, decor and color scheme; (ii) special recipes and menu items, including proprietary products and ingredients; (iii) uniform standards, specifications, and procedures for operations; (iv) quality and uniformity of products and services offered; (v) inventory, management and financial control procedures (including point of purchase and tracking systems); (vi) training and assistance; and (vii) advertising and promotional programs, all of which we may change, improve, and further develop.

Menus

Our Dick’s Wings restaurants feature a variety of menu items highlighted by our traditional and boneless Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. Our sauces and seasonings range in heat intensity from mild to blazing hot and include such flavors as Applewood Honey BBQ, Bourbon, Cajun Ranch, Caribbean Gold, Caribbean Jerk, Florida Girl, Garlic Parmesan, Georgia Girl, Gold Rush, Honey BBQ, Lemon Pepper, Mango Habanero, Ragin’ Cajun, Smokey Mountain Gold, and Victory Lane. These sauces and seasonings can be blended together to create more than 365 flavors. We also sell our proprietary Dick’s Secret Sauce and Firestorm sauces at our restaurants. Our sauces and seasonings complement and distinguish our chicken wings and other menu offerings to create a bold flavor profile for our customers. Other menu items that we offer include chicken tenders, quesadillas, specialty burgers and sandwiches, salads, wraps, flatbreads and desserts.

Our Fat Patty’s restaurants serve lunch and dinner and provide a full-service bar. They offer a variety of specialty burgers and sandwiches, wings, appetizers, salads, wraps, and steak and chicken dinners in a family friendly, sports-oriented environment designed to appeal to a mix of families, students, professors, locals, and visitors.

Our Dick’s Wings and Fat Patty’s restaurants offer dine-in and take-out services. They also provide kids meal options for children. All of our restaurants offer an extensive selection of domestic, imported and craft beers and wine, and the majority of our restaurants feature a full bar offering a variety of liquor and spirits. We also introduce new menu items from time to time.

We are focused on continually elevating our unique and high-quality food and beverage offerings. Our goal is to balance the established menu offerings that appeal to our loyal customers with new menu items that increase customer frequency and attract new customers. We believe that the development of new products can drive traffic by expanding our customer base and help us continue to build brand leadership in food quality and taste. For all new menu roll-outs, new product launches are combined with a new menu design and updated pricing to reflect the current economic environment, as well as our current strategic marketing and creative plan. All of our menu items are made-to-order and are available for take-out.

Branding

We established our Dick’s Wings brand, and continue to maintain our Dick’s Wings and Fat Patty’s brands, through coordinated marketing and operational execution that ensures brand recognition, quality and consistency throughout our concept. These efforts include marketing programs and advertising to support our restaurants. We prominently feature our Dick’s Wings and Fat Patty’s logos, bright colors, sports memorabilia, televisions and exterior trade dress at our restaurants and as branding for our marketing and advertising materials. Our brands are further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in our restaurants. We believe our brands have broad appeal because they attract customers of all ages and our menu offers a variety of distinctive items that allow customers to customize their experience, appealing to many tastes. Our distinctive concepts, combined with our high-quality food, make Dick’s Wings and Fat Patty’s appealing to families, children, teenagers and adults of all ages and socio-economic backgrounds.

Site Selection

Our site selection process for our brands is integral to the successful execution of our growth strategy, and we devote significant effort to the investigation of new locations utilizing a variety of analytical techniques. The process begins with the selection of a proposed site by us or a franchisee. In the case of franchisees, the process is initiated by the franchisee submitting a site proposal package to us. Once the proposal is submitted to us, we review it to determine whether or not we will accept it. Criteria that we consider for our prospective sites and those of our franchisees include:

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

The specific rate at which we are and our franchisees are able to open new restaurants is determined, in part, by our and their success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our and their capacity to supervise construction and recruit and train management and hourly employees.

We periodically re-evaluate restaurant sites to ensure attributes have not deteriorated below our minimum acceptable standards. In the event site deterioration occurs with respect to one of our or our franchisee’s restaurants, we make a concerted effort to improve the restaurant’s performance by providing physical, operating and marketing enhancements unique to each restaurant’s situation. If efforts to restore the restaurant’s performance to acceptable minimum standards are unsuccessful, we consider relocation to a proximate, more desirable site, that will strengthen our presence in the applicable trade area or market. We also evaluate closing the restaurant if the brand’s measurement criteria, such as return on investment and area demographic trends, do not support relocation. Historically, restaurants that we have closed were generally performing below our standards or were near or at the expiration of their lease terms. Our strategic plan is targeted to support our long-term growth objectives, with a focus on continued development of those restaurant locations that have the greatest return potential for us and our shareholders.

Restaurant Atmosphere

We offer our Dick’s Wings and Fat Patty’s customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. Our restaurants have high-definition televisions located throughout the restaurants, making our restaurants an ideal gathering place for sports enthusiasts. We tailor the content and volume of our video and audio programming to reflect our customers’ tastes. Our Dick’s Wings restaurants also have a children’s area filled with video games and other forms of children’s entertainment that is visible from most of the tables in the restaurant, making our restaurants an ideal place for families to take their children. We believe the design of our restaurants enhances our customers’ experiences, drives repeat visits, and solidifies the broad appeal of our brand.

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

An important aspect of our operating strategy is the efficient design, layout and execution of our kitchen operations. Due to the relatively simple preparation of our menu items, the kitchen consists of fryers, grills and food preparation stations that are arranged assembly-line style for maximum productivity. Given our menu and kitchen design, our kitchens are staffed with hourly employees who require only basic training before reaching full productivity. We do not require the added expense of an on-site chef. The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing quality food with minimal wait times.

Training

Our training program is available to our employees as well as our franchisees and their employees. It offers food safety, quality assurance and other programs that are designed to ensure that our employees and our franchisees and their employees are trained in proper food handling techniques. Before a restaurant opens for business, each of our company-owned restaurant managers and franchisees must attend and successfully complete our training program. The training program is conducted in Jacksonville, Florida and lasts for between two and four weeks, unless we determine that additional training is needed. During our training program, we describe our philosophies and policies for administration, marketing, general manager tasks, operations by position, food preparation, set up and closing procedures, cleaning and sanitation, food borne illnesses and employee hygiene. We also utilize operation simulations. We offer customized instruction as needed and offer additional or refresher training courses from time to time. Our Dick’s Wings company-owned restaurant managers and franchisees are certified in comprehensive state-approved food safety and sanitation courses, such as ServSafe, developed by the National Restaurant Association.

Marketing and Advertising

We market our Dicks’ Wings restaurants as family fun fooderys® where both families and sports fans can go to have a unique and enjoyable restaurant experience from first bite to last call. We market our Fat Patty’s restaurants as places where both families and sports fans can enjoy a meal in a family friendly, sports-themed environment. Our marketing programs are designed to differentiate our Dick’s Wings and Fat Patty’s restaurants from the restaurants of our competitors and showcase our food and brand in a family fun atmosphere. These efforts include marketing campaigns and advertising to support our restaurants. The primary goal of these efforts is to build brand awareness throughout the areas where we have restaurants located. Our marketing and advertising campaigns are also designed to: (i) support strong restaurant openings, (ii) drive positive same-store sales through additional visits by our existing customers and visits by new customers, (iii) increase average order size, and (iv) increase profit margins. Given our strategy to be a neighborhood destination, community marketing is key to driving sales and developing brand awareness in each market.

Our marketing strategy is fact-based, using consumer insights to build brand affinity and drive menu optimization. Local advertising is developed and implemented by us and our franchisees, and includes such events as live bands, car shows, pay-per-view television events and pool tournaments. System-wide marketing, advertising and promotions are developed and implemented by us. We pay directly for such activities with respect to our Fat Patty’s brand. We use of our general advertising fund as well as our own funds to pay for such activities with respect to our Dick’s Wings brand. We implement periodic promotions as appropriate to maintain and increase the sales and profits of us and our franchisees and strengthen our brands. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook® and Twitter®, as appropriate, to attract and retain customers for us and our franchisees. As part of our marketing strategy, we provide our company-owned restaurants and franchisees with advertising support and guidance to ensure that a consistent message is being delivered to the public.

Supply and Distribution

We strive to maintain high quality standards. In furtherance of this, we establish the standards and specifications for the products used in the development and operation of all of our restaurants and for the direct and indirect sources of most of those items. We also have the right to require, and generally do require, that our company-owned restaurants and franchisees purchase products and services only from manufacturers and suppliers that we approve and utilize distributors that we approve. For example, we have arranged for our Dick’s Wings company-owned restaurants and franchisees to purchase food, supplies and paper goods from Gordon Food Service and purchase soda beverages from The Coca-Cola Company. These requirements help us assure the quality and consistency of the products sold at our restaurants and help us protect and enhance the image of the Dick’s Wings and Fat Patty’s brands.

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

Information Technology

All of our restaurants are equipped with a computerized point-of-sale system. Our point-of-sale systems provide effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. Our point-of-sale systems include a back-office system that has the capability to provide support for inventory, payroll, accounting, accounts payable, cash management and management reporting functions. They also help dispatch and monitor delivery activities in our restaurants. Our point-of-sale systems provide us with the ability to generate weekly and period-to-date operating results on a company-wide, brand-wide, regional or individual restaurant basis. This enables us to closely monitor sales, food and beverage costs, and labor and operating expenses at each of our restaurants. Our point-of-sale systems run on non-proprietary hardware with open architecture and offers intuitive touch screen interface and integrated credit and gift card processing.

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

Intellectual Property

We own U.S. registered trademarks for many of the logos, designs and expressions that identify the products and services that we use in our business, including “Dick’s Wings.” “Dick’s Wings & Grill” and “Fat Patty’s”. We also have common law trademark rights for certain of our proprietary marks. We believe that our trademarks have significant value and are important to our business. Our policy is to pursue registration of our important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks. Under current law and with proper use and registration, our rights in our trademarks will generally last indefinitely. The use of these trademarks by our franchisees has been authorized in our franchise agreements.

We may rely, and in some circumstances do rely, on trade secrets and common law rights to protect our intellectual property. We have established the standards and specifications for most of the goods and services used in the development, improvement and operation of our restaurants. These proprietary standards, specifications and restaurant operating procedures are trade secrets owned by us. We protect our trade secrets and proprietary information, in part, by entering into confidentiality agreements with our employees and franchisees and have included confidentiality provisions in our franchise agreements. We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems. Notwithstanding these protective measures, trade secrets and proprietary rights can be difficult to enforce. While we have confidence in the protective measures that we have implemented, our agreements and security measures may be breached, and we may not have adequate remedies for any such breach.

Competition

The restaurant industry is fragmented and intensely competitive. Dick’s Wings competes directly with Buffalo Wild Wings, East Coast Wings & Grill, Hooters, Hurricane Grill & Wings, Wings ‘N More, Wings N’ Things, Wingstop and other restaurants offering chicken wings as one of their primary food offerings. Fat Patty’s competes directly with gourmet burger restaurants and other restaurants offering burgers as one of their primary food offerings. Dick’s Wings and Fat Patty’s also compete with local and regional sports bars and national casual dining establishments, and to a lesser extent with quick service restaurants such as wing-based and burger-based take-out concepts. Furthermore, because the restaurant industry has few barriers to entry, new competitors may emerge at any time. Dick’s Wings and Fat Patty’s compete with other restaurants and retail establishments on the basis of taste, quality and price of food offered, menu offering, perceived value, service, atmosphere, location and overall dining experience. They also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in our restaurants.

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

We and our franchisees are subject to federal and state employment laws and regulations, such as the Fair Labor Standards Act and the Immigration Reform and Control Act. These laws and regulations govern such matters as wage and hour requirements, workers’ compensation insurance, unemployment and other taxes, working and safety conditions, and citizenship and immigration status. A significant number of our and our franchisees’ service, food preparation and other employees are paid at rates related to the federal minimum wage, which is currently $7.25 per hour, and state minimum wages. The amount that we and our franchisees must pay these employees is influenced by the tip credit allowance, which is the amount that an employer is permitted to assume an employee receives in tips when the employer calculates the employee’s hourly wage for minimum wage compliance purposes. Increases in the federal minimum wage, directly or by either a decrease in the tip credit amount or an insufficient increase in the tip credit amount to match an increase in the federal minimum wage, would increase labor costs for us and our franchisees. In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements, and payments to employees who receive gratuities, may divert financial and management resources and adversely affect our operations or those of our franchisees.

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

Employees

We currently have a total of 517 employees. Of this number, 21 full-time employees and 139 part-time employees work in our Dick’s Wings company-owned restaurants, 20 full-time employees and 304 part-time employees work in our Fat Patty’s restaurants, and 3 full-time employees and 30 part-time employees work in our Tilted Kilt restaurant. The remaining eight employees, four of which were full-time employees and four of which were part-time employees, worked in our corporate office. Our franchisees are independent business owners, so their employees are not employees of ours and, therefore, are not included in our employee count. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our working conditions and compensation packages are competitive and that our relations with our employees are good.

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

Our plan is to grow our company into a diversified restaurant holding company operating a portfolio of premium restaurant brands. We intend to focus on developing brands that offer a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere in a diverse set of markets across the United States.

The first major component of our growth strategy is the continued development and expansion of our Dick’s Wings and Fat Patty’s brands. Key elements of our strategy include strengthening the brands, developing new menu items, lowering our costs, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets in the United States. We believe there are meaningful opportunities to grow the number of Dick’s Wings and Fat Patty’s restaurants in the United States and have implemented a rigorous and disciplined approach to increasing the number of company-owned and franchised restaurants. In our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. In new markets, we plan to open several restaurants at a time to quickly build brand awareness.

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification, like our acquisition of Fat Patty’s and our proposed acquisition of Tilted Kilt. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices. As we acquire complementary brands, we intend to develop a scalable infrastructure that will help us expand our margins as we execute upon our growth strategy. Benefits of this infrastructure may include centralized support services for all of our brands, including marketing, menu development, human resources, legal, accounting and information systems. Additional benefits may include the ability to cost effectively employ advertising and marketing agencies for all of our brands, and efficiencies associated with being able to utilize a single distribution model for all of our restaurants. Accordingly, this structure should enable us to leverage our scale and share best practices across key functional areas that are common to all of our brands.

Recent Developments

Acquisition of Fat Patty’s

On August 3, 2018, we entered into an asset purchase agreement to acquire all of the assets associated with Fat Patty’s (the “Fat Patty’s Acquisition”). On August 30, 2018, we completed the Fat Patty’s Acquisition. We agreed to pay the sellers $12,352,000, of which $12,000,000 was paid at closing, $40,000 was paid in September 2018, and the remaining $312,000 will be paid on the first anniversary of the closing date.

In connection with the Fat Patty’s Acquisition, on August 30, 2018, we issued a secured convertible promissory note (the “Fat Patty’s Note”) to Seenu G. Kasturi, who is our Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, pursuant to which we borrowed $622,929 to finance the Fat Patty’s Acquisition. All principal and accrued but unpaid interest is due and payable in full on the earlier of: (i) the fifth (5th) anniversary of the date of the Fat Patty’s Note, or (ii) the date that Mr. Kasturi demands repayment in full by providing written notice thereof to us. Interest accrues at the rate of 6% per annum and is payable in full on the maturity date. Mr. Kasturi has the right, at any time during the term of the Fat Patty’s Note and from time to time, to convert all of any portion of the outstanding principal of the Fat Patty’s Note, together with accrued and unpaid interest payable thereon, into shares of our Class A common stock at a conversion rate of $1.36 per share. The Fat Patty’s Note is secured by all of our assets.

On August 3, 2018, we also entered into a purchase and sale agreement with Store Capital Acquisitions, LLC, a Delaware limited liability company (“Store Capital”), pursuant to which we agreed to sell all of the real property acquired in the Fat Patty’s Acquisition to Store Capital. On August 30, 2018, we completed our sale of all of the real property acquired in the Fat Patty’s acquisition to Store Capital for a purchase price of $11,500,000. In connection with the sale, we entered into a master lease agreement with Store Capital pursuant to which we leased the four properties upon which the restaurants acquired in the asset acquisition are located (collectively, “Properties”). The initial term of the lease expires on August 31, 2038. We have the option to extend the term of the lease for four additional successive periods of five years each. The aggregate initial base annual rent is $876,875 and is subject to annual increases commencing September 1, 2019 in an amount equal to the lesser of: (i) 1.75%, or (ii) 1.25 times the change in the Consumer Price Index. We are responsible for all costs and obligations relating to the Properties.

Agreement to Acquire Tilted Kilt

On October 30, 2018, we entered into an agreement to purchase Tilted Kilt, a national franchise operating unique sports and entertainment restaurants. The closing of the transaction is currently pending.

The Tilted Kilt concept is comprised of 29 restaurants located in 15 states and Canada. The restaurants offer dinner entrees, traditional pub food, hamburgers, and salads made with fresh, quality ingredients, accompanied by full bar service, served up by uniquely kilt-clad wait staff in lively, Celtic-themed atmosphere. The restaurants feature dozens of large, HDTVs and big screens to deliver a premium sports viewing experience. Every restaurant offers at least 30 different types of draught and bottled beers along with excellent tasting, high quality menu items served to customers by female servers commonly referred to as Kilt Girls®. The brand’s slogan A Cold Beer Never Looked So Good® personifies the fun, food, spirits and sports that the Tilted Kilt brings to its customers.

The Tilted Kilt is owned collectively by Tilted Kilt Franchise Operating, LLC (“TKFO”) and Tilted Kilt Franchise Ltd. Liability Company (“TKFL”). TKFO owns all of the restaurants and business operations of Tilted Kilt, and TKFL owns all of the trademarks, service marks and other intellectual property associated with Tilted Kilt. On June 26, 2018, SDA Holdings, LLC, a Louisiana limited liability company that is owned by Fred D. Alexander, a member of our board of directors (“SDA Holdings”), purchased all of the issued and outstanding membership interests of TKFO and TKFL. SDA Holdings purchased 60% of the ownership interests (the “Majority Ownership Interests”) from Lynch Restaurant Investments, LLC (“LRI”) and the remaining 40% of the ownership interests (the “Minority Ownership Interests”, and together with the Majority Ownership Interests, the “Interests”) from Let’s Eat Inc., the Reilly Group, LLC and John Reynaud (collectively the “Minority Interest Owners”).

The purchase price for the Majority Ownership Interest consisted of $3,000,000 in cash and 666,667 shares of our common stock that were held by Seenu G. Kasturi, who is our Chief Executive Officer, Chief Financial and Chairman of our Board of Directors. The shares of common stock are subject to a lock up agreement which prohibits the sale or transfer of such shares for a period of 180 days after the closing. $1,250,000 of the cash portion of the purchase price was paid at closing and the remaining $1,750,000 was paid pursuant to a secured promissory note issued by SDA Holdings and Mr. Kasturi to LRI (the “Tilted Kilt Note”). The Tilted Kilt Note does not accrue interest and the principal amount due and payable is as follows: $250,000 was paid in August 2018, $750,000 was paid in January 2019, and the remaining $750,000 is due and payable on January 1, 2020. The Tilted Kilt Note is secured by SDA Holdings’ pledge of the Majority Ownership Interest pursuant to the terms of a security agreement by and between SDA Holdings and the Majority Interest Owners. The current outstanding balance of the Tilted Kilt Note is $750,000.

The purchase price for the Minority Ownership Interest consisted of $1,500,000, of which $300,000 was paid at closing with the balance to be paid 24 months after closing (the “Determination Date”). Mr. Kasturi transferred 718,563 shares of our common stock into escrow at closing (the “Minority Interest Escrow Shares”) pursuant to the terms of a Custodian Agreement (the “Custodian Agreement”) to be released to the Minority Interest Holders on the Determination Date. The Minority Interest Escrow Shares were valued at $1,200,000 based upon the 30-day volume weighted average sale price of our common on the OTCQB marketplace maintained by the OTC Markets Group, Inc. (the “OTCQB”) during the 30 days preceding the closing of the transaction. In the event that the value of the Minority Interest Escrow Shares is less than $1,900,000 based upon the VWAP of the common stock on the OTCQB during the 30-day period ending on the Determination Date, each of the Minority Interest Owners will have the option to require SDA Holdings and/or Mr. Kasturi to purchase their portion of the Minority Interest Escrow Shares at a purchase price determined based upon the $1,900,000 valuation.

In connection with the foregoing transactions, SDA Holdings and Mr. Kasturi entered into an Agreement to Deliver Shares (the “Share Agreement”). The Share Agreement provides that in the event of the sale of all or substantially all of the assets or a majority of the ownership interests of SDA Holdings to us, one of our wholly-owned subsidiaries, or one of our affiliates, as a condition to and concurrently with the closing of any such transaction, SDA Holdings will cause to be delivered: (i) to Mr. Kasturi, 666,667 shares of our common stock, and (ii) to the custodian under the Custodian Agreement, 718,563 shares of our common stock to replace the Minority Interest Escrow Shares which will in turn be returned to Mr. Kasturi. In the event that SDA Holdings is unable to make the foregoing deliveries, SDA Holdings is required to deliver or cause to be delivered to Mr. Kasturi that number of shares of our common stock equal to the number of Minority Interest Escrow Shares that are not returned to Mr. Kasturi under the Custodian Agreement.

In connection with the foregoing purchase agreements, each of LRI and the Minority Interest Owners entered into confidentiality, non-competition and non-solicitation agreements that generally prohibit such persons from engaging in any business anywhere in the United States that is competitive with the business of Tilted Kilt, soliciting any of the employees, area developers, franchisees, vendors, suppliers of Tilted Kilt, or diverting or attempting to divert any prospective employee, area developer, franchisee, vendor or supplier from being employed by Tilted Kilt or otherwise doing business with Tilted Kilt for a period of five years after closing.

In connection with the purchase of the Majority Ownership Interest, SDA Holdings agreed to enter into an employment agreement with Mark Hanby to serve as Senior Vice President of Franchise Operations of TKFO for a period of one year at an annual base salary of $150,000 and an employment agreement with Michael Lynch to serve as General Counsel of TKFO for a period of one year at an annual salary of $216,062. In addition, SDA Holdings agreed to enter into a consulting agreement with Mr. Lynch to provide management consulting services for a period of one year in consideration of an annual consulting fee of $240,000.

In order to fund the purchase price of the Interests, SDA Holdings borrowed $1,800,000 from Mr. Kasturi pursuant to the terms of a demand promissory note in the principal amount of up to $2,500,000 (the “Kasturi Note”). SDA Holdings subsequently borrowed an additional $750,000 under the Kasturi Note to fund the $750,000 payment that was due on January 1, 2019 for the purchase of the Interests. The Kasturi Note accrues interest at the rate of 6% per annum and is unsecured. The outstanding principal balance due on the Kasturi Note is $2,500,000.

On October 30, 2018, we entered into a membership interest purchase agreement with SDA Holdings and Mr. Alexander (“SDA Purchase Agreement”) pursuant to which we agreed to purchase all of the issued and outstanding membership interests of SDA Holdings for $10.00. The SDA Purchase Agreement contains standard and customary representations, warranties, covenants and indemnities. Closing of the SDA Purchase Agreement is conditioned upon: (i) completion of the transactions contemplated by the Share Agreement, which will require us to issue 666,667 shares of common stock to Mr. Kasturi and deliver 718,563 shares of common stock to the custodian under the Custodian Agreement to replace the Minority Interest Escrow Shares; (ii) the execution of an amendment to the Custodian Agreement to remove Mr. Kasturi as a party and add SDA Holdings as a party; and (iii) us raising gross proceeds of at least $2,000,000 through the sale of debt or equity securities.

Mr. Kasturi, who serves as our Chief Executive Officer, Chief Financial Officer and Chairman of our board of directors, has served as Vice President and Controller of TKFO since June 2018. In addition, Richard W. Akam, who serves as our Chief Operating Officer and Secretary, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as a member of our board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018.

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

Risks Related To Our Business

We have a history of losses and can provide no assurance that we will ever become profitable.

While we generated net income of $344,740 for the year ended December 31, 2017, we incurred a net loss of $282,483 for the year ended December 31, 2018 and had an accumulated deficit of $5,247,553 at December 31, 2018. Our future profitability is dependent upon our ability to successfully execute our business plan. We can provide no assurance that we will remain profitable or, if we do, that we will be able to sustain or increase profitability on a quarterly or annual basis. Accordingly, our profitability may decrease or we may generate losses in the future and, in the extreme case, discontinue operations.

We may need to raise additional capital in the future, which capital may not be available or, if available, may not be available on acceptable terms.

Our current cash resources may not be sufficient to sustain our current operations for the next 12 months. While we generated cash flows from operating activities of $478,238 and $248,345 during the years ended December 31, 2018 and 2017, we are subject to numerous obligations that will require substantial cash expenditures during the next 12 months. We are a party to operating leases for our corporate headquarters and the Dick’s Wings and Tilted Kilt restaurants that we own that require minimum annual payments of $466,314 during the year ended December 31, 2019. We are also obligated to pay annual lease payments in the amount of $881,990 during the year ended December 31, 2019 for the four Fat Patty’s restaurants that we own, and are a party to a sponsorship agreement with the Jacksonville Jaguars that requires us to make annual cash payments of $204,000 during the year ended December 31, 2019. Additionally, we are a party to an employment agreement with each of Richard W. Akam, who serves as our Chief Operating Officer and Secretary, and Seenu G. Kasturi, who serves as our Chief Executive Officer and Chief Financial Officer, pursuant to which we currently paying a total of $510,000 per year in cash compensation. Our recent acquisition of Fat Patty’s resulted in us incurring $622,929 of debt, and we are obligated to make a payment of $312,000 to the prior owner of Fat Patty’s on August 30, 2019. In addition, we are subject to pending litigation and final judgments in the aggregate amount of $440,033 as of December 31, 2018. In the event we complete the acquisition of Tilted Kilt, we will become obligated under a promissory note in the principal amount of $2,500,000 and will have future payment obligations to the persons that owned the Tilted Kilt prior to SDA Holdings, LLC of up to $2,650,000 over the next 18 months. Additionally, we will assume the existing obligations of Tilted Kilt, including potential liabilities from pending litigation of approximately $75,000 to $250,000, and $407,661 of notes payable that were outstanding as of December 31, 2018.

We have historically relied upon cash generated by our operations, sales of our equity securities and the use of short- and long-term debt, including our credit facility with Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), and more recently loans from Mr. Kasturi to fund our operations. We intend to continue to rely upon each of these sources to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, during the next 12 months. In furtherance thereof, we are currently seeking to raise $7,000,000 through a private offering of units comprised of shares of our common stock and warrants exercisable into shares of our common stock (the “Offering”).

We can provide no assurance that these sources of capital, together with any funds raised in this Offering, will be adequate to fund our operations and expansion efforts during the next 12 months. If these sources of capital are not adequate, we will need to obtain additional capital through alternative sources of financing. We may attempt to obtain additional capital through the sale of equity securities or the issuance of short- and long-term debt. If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution. If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity or debt securities that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders.

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

We will be dependent upon our company-owned restaurants and concession stands for most of our revenue for the foreseeable future.

We acquired our first two company-owned Dick’s Wings restaurants through our acquisition of Seediv, LLC, a Louisiana limited liability company (“Seediv”), on December 19, 2016. We acquired our four Fat Patty’s restaurants on August 30, 2018. We own two other Dick’s Wings restaurants and own a Tilted Kilt restaurant for which we serve as a franchisee. Prior to December 19, 2016, all of our restaurants were owned and operated by our franchisees. Our ownership of these restaurants represents the first time our current management team has undertaken the ownership and operation of any of our restaurants or concession stands. Approximately 88% and 81% of our revenue was generated through our company-owned restaurants and concession stands during the years ended December 31, 2018 and 2017, respectively. We expect our company-owned restaurants and concession stands to account for most of our revenue during our 2018 fiscal year and for the foreseeable future. We must successfully operate our company-owned restaurants and concession stands to generate revenue, cash flows and net income through them. If we are unable to successfully operate our company-owned restaurants and concession stands, our business, financial condition and results of operations will be adversely affected.

We are dependent upon our franchisees for a significant portion of our revenue, and our financial results are closely tied to the operational success of our franchisees.

Of our 26 restaurants, 17 restaurants are owned and operated by our franchisees and the remaining nine restaurants are owned and operated by us. Prior to December 19, 2016, all of our restaurants were owned and operated by our franchisees. We generated approximately 12% and 19% of our revenue through our franchisees during the years ended December 31, 2018 and 2017, respectively. While we expect our company-owned restaurants to account for most of our revenue for the foreseeable future, we expect our franchisees to continue to account for a material portion of our revenue for the foreseeable future. In addition, we intend to franchise most of the new restaurants that we open or acquire in the foreseeable future, and upon completion of our acquisition of Tilted Kilt, we expect royalties and franchise fees to comprise a larger portion of our revenue. As a result, the success of our business will continue to depend in substantial part upon the operational and financial success of our franchisees.

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

Our success depends in part upon our ability to grow the number of Dick’s Wings and Fat Patty’s restaurants in our portfolio.

Our growth strategy depends in part on our ability to open new Dick’s Wings and Fat Patty’s restaurants in existing markets as well as new markets where we have little or no operating experience.

We acquired Fat Patty’s on August 30, 2018 and, as a result, have not yet opened additional Fat Patty’s restaurants. While our Dick’s Wings brand has grown to 21 restaurant locations and three concession stand locations since our founding in 2000, it is still evolving and has not yet proven its long-term growth potential. While we believe that each of the brands is positioned for expansion, we can provide no assurance that additional new restaurant growth will occur. Our Dick’s Wings and Fat Patty’s brands will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand.

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

Moreover, we and our franchisees may fail to operate our restaurants in a profitable manner. Restaurant performance is affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the people residing in the market where the restaurant is located, as well as the ability of us and our franchisees to generate market awareness of the Dick’s Wings and Fat Patty’s brands. Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, thereby negatively impacting our revenue.

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

Our growth strategy depends in part upon our ability to expand our business through the acquisition and development of additional restaurant brands, like our acquisition of Seediv, which is the owner of two Dick’s Wings restaurants, on December 19, 2016, our acquisition of Fat Patty’s on August 30, 2018, and our agreement to acquire Tilted Kilt. Accordingly, we are actively seeking potential mergers, acquisitions, joint ventures, investments and other strategic initiatives through which we can acquire or develop additional restaurant brands.

To successfully execute any acquisition or development strategy, we need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms, obtain appropriate financing, and successfully integrate any businesses and assets acquired. Any acquisition or development transaction that we pursue, whether or not successfully completed, will subject us to numerous risks and uncertainties, including:

●	our ability to accurately assess the value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability of the target businesses and assets;

●	our ability to complete the transaction and integrate the operations, technologies, services and personnel of any businesses or assets acquired;

●	the costs associated with the completion of the transaction and the integration of the businesses or assets acquired;

●	our ability to generate sufficient revenue to offset the transaction costs and achieve projected economic and operating synergies;

●	the diversion of financial and management resources from existing operations and potential loss of key personnel;

●	the risks associated with entering new domestic markets and conducting operations where we have little or no prior experience;

●	the possible negative impact of the transaction on our reputation and the reputation of our Dick’s Wings and Fat Patty’s brands; and

●	the effect of any limitations imposed by federal and state tax laws on our ability to use all or a portion of our pre-transaction net operating losses against post-transaction income.

If we fail to properly evaluate and execute any acquisition or development transactions that we are currently pursuing or will in the future pursue, our business, financial condition and results of operations could be seriously harmed. Additionally, we may be limited in our ability to evaluate such acquisitions as a result of incomplete or inaccurate information from the target businesses. For instance, in connection with our acquisition of Fat Patty’s, we have not yet been able to prepare interim financial statements for the six-month period ended June 30, 2018 and audited financial statements for the years ended December 31, 2017 and 2016, as required to be filed with the SEC. We cannot estimate when such audited financials will be available, if at all. To the extent actual audited results differ materially from the financial information that was provided to us at the time we were evaluating and negotiating the Fat Patty’s acquisition, our business and results of operations could be materially adversely affected.

Future acquisitions may provide for additional contingent payments based on the achievement of performance targets or milestones. Our acquisition of Seediv resulted in us incurring a future contingent payment, or earn-out payment, based on the achievement of performance targets in the amount of $199,682. Our acquisition of Fat Patty’s resulted in us incurring $622,929 of debt and a deferred purchase price payment of $312,000 due in August 2019. Upon the closing of our acquisition of Tilted Kilt, we will become obligated under a promissory note payable in the principal amount of $2,500,000 and will have future payment obligations to the historic owners of Tilted Kilt in the amount of up to $2,650,000 payable over the next 18 months.

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

Our ability to grow sales and increase profitability is dependent upon us executing upon our growth plan. Our ability to execute upon our growth plan is dependent upon, among other things:

●	our and our franchisees’ ability to grow sales and increase operating profits at existing restaurants through the provision of the high-quality food and beverage options and friendly service desired by our customers;

●	our ability to change our marketing and branding strategies in order to appeal to the evolving preferences of our customers;

●	our ability to innovate and implement technology initiatives that provide a unique customer experience;

●	our and our franchisees’ ability to hire, train and retain qualified managers and employees for existing and new restaurants;

●	our and our franchisees’ ability to identify, open and successfully operate new restaurants;

●	our ability to identify adequate sources of capital to finance reinvestment in our existing company-owned restaurants, new restaurant development, and new brands;

●	our ability to identify and acquire new company-owned restaurants; and

●	our ability to expand our business through the acquisition and development of additional restaurant brands.

If we are delayed or unsuccessful in executing our plan, or if our plan does not yield the desired results, our business, financial condition and results of operations will suffer.

Our growth could strain our personnel and infrastructure resources.

We have entered a stage of rapid growth in our operations which could place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. Our existing restaurant management systems, financial and management controls, and information and reporting systems and procedures may not be adequate to support our expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, controls and procedures and to locate, hire, train and retain qualified management and operating personnel. If we fail to successfully manage our growth, we may be unable to execute upon our business plan, which could have an adverse effect on our business, financial condition and results of operations.

Our success depends on the value and perception of our Dick’s Wings and Fat Patty’s brands and any brands we may acquire or develop in the future.

Our success depends in large part upon our ability to maintain and enhance the value of our Dick’s Wings and Fat Patty’s brands and our customers’ connection with our Dick’s Wings and Fat Patty’s brands. Assuming we complete the acquisition of Tilted Kilt, we will need to maintain and enhance the value of this brand as well as any additional brands that we acquire or develop in the future. Brand value is based in part on consumer perceptions of a variety of subjective qualities. While we believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that customers enjoy in our restaurants, negative business incidents, whether isolated or recurring and whether originating from us, our franchisees or suppliers, could significantly reduce brand value and consumer trust, particularly if the incidents receive publicity or result in litigation. For example, our brands could be damaged by claims or perceptions about the quality or safety of our food or suppliers, regardless of whether such claims or perceptions are true. Any such incident could cause a decline in consumer confidence in, or the perception of, our brands, resulting in a decrease in the value of our brands and consumer demand for our products. This would adversely affect our business, financial condition and results of operations.

Unfavorable publicity could harm our business and our brands.

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation, or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity), or other concerns. Media outlets, including new social media platforms, provide the opportunity for individuals and organizations to publicize inappropriate or inaccurate stories or perceptions about us, our restaurants and the restaurant industry. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to one or more of our restaurants could adversely affect public perception of our entire Dick’s Wings or Fat Patty’s brands. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business and brands.

Our current and future franchisees could take actions that could be harmful to our business.

Our franchisees are contractually obligated to operate their restaurants in accordance with our franchise agreements and applicable law. Although we attempt to properly train and support our franchisees, they are independent third parties that we do not control. Our franchisees own, operate and oversee the daily operations of their respective restaurants. As a result, the ultimate success of any franchised restaurant rests with the franchisee. Adverse actions taken by our franchisees that are beyond our control, such as quality issues related to food preparation or a failure to maintain quality standards at a restaurant, could negatively impact our business and brands.

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

The operation of restaurants is subject to federal and state laws governing such matters as minimum wages, working conditions, overtime and tip credits. As federal and state minimum wage rates increase, we and our franchisees may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover and health care mandates could also increase labor costs. In addition, the current premiums that we and our franchisees pay for various types of insurance may increase at any time, thereby further increasing costs. The dollar amount of claims that we and our franchisees actually incur under our respective insurance policies may also increase at any time, thereby further increasing costs. Additionally, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses incurred by us and our franchisees. The occurrence of any of these events could have a negative impact on our business, financial condition and results of operations.

Shortages or interruptions in the availability and delivery of food and other supplies may result in increased costs for us and our franchisees or result in reductions in revenue generated by us and our franchisees.

The products sold at our restaurants are sourced from a wide variety of suppliers and distributors. We and our franchisees are dependent upon these suppliers and distributors to make and deliver food products and supplies that meet our specifications at competitive prices. Shortages or interruptions in the supply of food items and other supplies to our restaurants could adversely affect the availability, quality and cost of the items we and our franchisees purchase and the operation of our restaurants. Such shortages or disruptions could be caused by product quality issues, production or distribution problems, the inability of our vendors to obtain credit, the financial instability of our suppliers and distributors, the failure of our suppliers or distributors to meet our standards, and other factors relating to the suppliers and distributors. Shortages and disruptions could also be caused by factors outside the control of our suppliers and distributors, such as increased demand, food safety warnings or advisories, inclement weather, natural disasters, such as floods, drought and hurricanes, and other conditions beyond their control. A shortage or interruption in the availability of certain food products or supplies could increase costs and limit the availability of products critical to the operations of our restaurants, which in turn could lead to a decrease in sales and restaurant closures. In addition, the failure by a supplier or distributor to meet its service requirements could lead to a disruption in supplies until a new supplier or distributor is engaged, and any such disruption could have an adverse effect the operations of us and our franchisees, which could in turn have a negative impact on our business, financial condition and results of operations.

If we are unable to identify and obtain suitable new restaurant sites and successfully open new restaurants, future growth in our revenue and profits may be reduced.

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

Delays in opening new restaurants could hurt our ability to meet our growth objectives. Further, any restaurants that we or our franchisees open may not achieve operating results similar to or better than our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment charge with respect to the assets for that restaurant. If we or our franchisees are unable to achieve operating results similar to or better than those of our existing restaurants, our business will suffer.

Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

●	the ability of us and our franchisees to negotiate acceptable lease or purchase terms for new restaurants;

●	the ability of us and our franchisees to obtain necessary credit from landlords;

●	the ability of us and our franchisees to complete the effective and timely planning, design and build-out of restaurants;

●	the ability of us and our franchisees to create customer awareness of our restaurants in new markets;

●	competition in new and existing markets; and

●	general economic conditions.

If we are unable to select and acquire suitable restaurant sites, open them on time and generate results similar to or better than our existing restaurants, our results of operations may be adversely affected.

New restaurants added to our existing markets may take sales from existing restaurants, and existing restaurant performance in the future may vary from the past.

We and our franchisees intend to open new restaurants in our existing markets, which may reduce sales performance and customer visits for existing restaurants in those markets. In addition, new restaurants added in existing markets may not achieve sales and operating results at the same level as established restaurants in the market. We review established restaurants regularly for financial performance and other related factors including demographics, economic conditions, consumer preferences and brand consistency, and we may remodel, relocate, franchise or close restaurants. Same-store sales, average unit volumes, customer traffic levels and margins of existing restaurants may increase or decrease relative to past performance. Any decrease in these metrics would have a negative impact on our business, financial condition and results of operations.

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

Our success depends, in part, upon the continued popularity of our Dick’s Wings Buffalo, New York-style chicken wings and boneless chicken wings, our Fat Patty’s signature burgers, and our other food and beverage items, as well as the appeal of casual family dining restaurants and sports bars generally. We also depend on trends toward consumers eating away from home. Consumer preferences could change as a result of new information and attitudes regarding diet and health. Health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including negative publicity over the health aspects of such food items, could affect consumer preferences for our menu items. In addition, the federal government as well as a number of states, counties and cities have enacted menu labeling laws requiring multi-unit restaurant operators to make certain nutritional information available to customers (including caloric, sugar, sodium and fat content).

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

Most of our restaurants and concession stands are located in Florida and Georgia, which subjects us to risks and uncertainties associated with economic and other trends and developments in that region of the country.

Currently, 16 of our 21 Dick’s Wings restaurants, as well as our three Dick’s Wings concession stands in TIAA Bank Field, are located in northern Florida. Our remaining five Dick’s Wings restaurants are located in Georgia, and our four Fat Patty’s restaurants are located in West Virginia and Kentucky. As a result, we are particularly susceptible to adverse trends and economic conditions in this region of the country, including its labor markets. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in that region could have a material adverse effect on our business and operations, as could other occurrences in that region, such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or increases in energy prices. We could also be subject to droughts, fires, like the fire we recently experienced at our Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia, floods or hurricanes, like Hurricane Irma in September 2017 and Hurricane Michael in October 2018, or other natural disasters, which could have a material adverse effect on our business and operations. In the event any of such changes or events were to occur, our business, financial condition and results of operations could be harmed. Completing the acquisition of Tilted Kilt, which has a national footprint, may mitigate this risk.

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

The restaurant industry is fragmented and intensely competitive. Dick’s Wings competes directly with Buffalo Wild Wings, East Coast Wings & Grill, Hooters, Hurricane Grill & Wings, Wings ‘N More, Wings N’ Things, Wingstop and other restaurants offering chicken wings as one of their primary food offerings. Fat Patty’s competes directly with gourmet burger restaurants and other restaurants offering burgers as one of their primary food offerings. Dick’s Wings and Fat Patty’s also compete with local and regional sports bars and national casual dining establishments, and to a lesser extent with quick service restaurants such as wing-based and burger-based take-out concepts. Furthermore, because the restaurant industry has few barriers to entry, new competitors may emerge at any time. Dick’s Wings and Fat Patty’s compete with other restaurants and retail establishments on the basis of taste, quality and price of food offered, menu offering, perceived value, service, atmosphere, location and overall dining experience. They also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in our restaurants.

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

The restaurant industry is subject to extensive federal, state and local laws, compliance with which is both complex and costly.

The restaurant industry is subject to extensive federal, state and local laws and regulations, including:

●	the Fair Labor Standards Act, Immigration Reform and Control Act, and other federal and state laws governing such employment matters as minimum wage requirements, overtime pay, tip credits, healthcare, paid leaves of absence, mandated training, working conditions, payroll taxes, sales taxes, workers’ compensation, union memberships, citizenship requirements and immigration;

●	federal, state and local laws governing health, sanitation, safety and fire standards, the sale of liquor, zoning, land use, traffic, environmental matters and other matters, as well as the acquisition of permits and licenses in connection therewith;

●	the Americans with Disabilities Act, which is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment, and other federal and state laws governing anti-discrimination, such as the Civil Rights Act and the Age Discrimination Act;

●	the FTC’s “Franchise Rule” and other federal and state laws that govern the offer and sale of franchises and other aspects of the franchisor-franchisee relationship, including terminations and the refusal to renew franchises;

●	the FDA’s Food Safety Modernization Act and other federal and state laws that govern nutritional content, nutritional labeling, product safety, menu labeling and other aspects of our restaurants’ operations; and

●	federal and state privacy, consumer protection and other laws.

Compliance with all of these laws and regulations is costly and exposes us and our franchisees to the possibility of litigation and governmental investigations and proceedings. Certain laws, such as the Americans with Disabilities Act, could require us or our franchisees to expend significant funds to make modifications to our or their respective restaurants if we or they fail to comply with applicable standards. Other rules, such as the FTC’s “Franchise Rule”, could result in the imposition of a ban or temporary suspension on our future franchise sales and a mandate that we make offers of rescission or restitution to our franchisees. If we or our franchisees fail to comply with the laws and regulatory requirements of federal, state and local authorities, we and our franchisees could be subject to, among other things, revocation of required licenses, administrative enforcement actions, fines, sanctions, and civil and criminal liability, any of which would have an adverse effect on our business, financial condition and results of operations.

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

In addition, we and our franchisees are subject to state and local “dram shop” statutes, which may subject us and our franchisees to uninsured liabilities. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Because a plaintiff may seek punitive damages, which may not be fully covered by insurance, this type of action could have an adverse impact on the business, financial condition and results of operations of us and our franchisees. Further, adverse publicity resulting from any such allegations may adversely affect our business and our brands.

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

Food safety is a top priority for us, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. Notwithstanding this, food-borne illnesses, such as E. coli, hepatitis A, trichinosis, “mad cow disease” and salmonella, and food safety issues, such as food tampering, contamination and adulteration, have occurred in the restaurant industry in the past and could occur again in the future. If one of our customers becomes ill from food-borne illnesses or as a result of food safety issues, all of our restaurants may be temporarily closed. In addition, instances or allegations of food-borne illness or food safety issues, real or perceived, involving our restaurants, restaurants of our competitors, or restaurant suppliers or distributors (regardless of whether we use or have used those suppliers or distributors), or otherwise involving the types of food served at our restaurants, could result in negative publicity that could adversely affect sales by us and our franchisees. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, which could result in disruptions in our supply chain. Any report or publicity linking us or one of our restaurants to instances of food-borne illnesses or food safety issues could adversely affect our brands and reputation as well as our business, financial condition and results of operations, and possibly lead to litigation.

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

Our failure or inability to enforce our trademarks, trade secrets and other proprietary rights could adversely affect our competitive position or the value of our brands.

We own U.S. registered trademarks for many of the signs, designs and expressions that identify the products and services that we use in our business, including “Dick’s Wings” “Dick’s Wings & Grill” and “Fat Patty’s”. We also have common law trademark rights for certain of our proprietary marks and rely upon trade secrets to protect certain of our rights. We believe that our trademarks, trade secrets and other proprietary rights have significant value and are important to our business and competitive position. We, therefore, devote time and resources to the protection of these rights. Our policy is to pursue registration of our important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks. We protect our trade secrets and proprietary information, in part, by entering into confidentiality agreements with our employees and consultants and include confidentiality provisions in our franchise agreements. We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

We cannot assure you that the protective actions that we have taken will successfully prevent unauthorized use or imitation of our intellectual property and proprietary rights by other parties. In the event third parties unlawfully use or imitate our intellectual property and proprietary rights, we could suffer harm to our image, brands and competitive position. If we commence litigation to enforce our intellectual property and proprietary rights, we will incur significant legal fees and may not be successful in enforcing our rights. Moreover, we cannot assure you that third parties will not claim infringement by us of their intellectual property and proprietary rights in the future. Any such claim, whether or not it has merit, could be time-consuming and distracting for management to defend, result in costly litigation, require us to enter into royalty or licensing agreements, or cause us to change existing menu items or delay the introduction of new menu items. As a result, any such claim could have a material adverse effect on our business, financial condition and results of operations.

Our inability to renew existing leases or enter into new leases for new or relocated company-owned restaurants on favorable terms may adversely affect our results of operations.

Each of our company-owned restaurants are located on leased premises and are subject to varying lease-specific arrangements. When our leases expire in the future, we will evaluate the desirability of renewing the leases. While we currently expect to pursue all renewal options, no guarantee can be given that such leases will be renewed or, if renewed, that rents will not increase substantially. The success of our restaurants depends in large part on their leased locations. As demographic and economic patterns change, current leased locations may or may not continue to be attractive or profitable. Possible declines in trade areas where our restaurants are located or adverse economic conditions in surrounding areas could result in reduced revenue in those locations. In addition, desirable lease locations for new restaurant openings or for the relocation of existing restaurants may not be available at an acceptable cost when we identify a particular opportunity for a new restaurant or relocation. If we are unable to renew existing leases or enter into new leases for new or relocated company-owned restaurants on favorable terms, our business, financial condition and results of operations may be harmed.

We depend upon our executive officers and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

We believe that we have benefited substantially from the leadership and experience of our executive officers, including Seenu G. Kasturi, who is our Chief Executive Officer and Chief Financial Officer, and Richard W. Akam, who is our Chief Operating Officer and Secretary. Our executive officers may terminate their employment with us at any time without penalty, and we do not maintain key person life insurance policies on any of our executive officers. The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause the price of our common stock to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers could impair our growth and have an adverse effect on our business, financial condition and results of operations.

We and our franchisees must attract and retain qualified restaurant personnel to operate our and their respective restaurants.

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

From time to time, we may be subject to complaints or lawsuits by restaurant customers and employees alleging that they suffered an illness or injury after a visit to one of our restaurants, or that we have problems with food quality or operations. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and other matters. In addition, the restaurant industry has been subject to a growing number of claims relating to the nutritional content of food products, as well as claims that the menus and practices of restaurant chains have led to the obesity of some customers. A number of these industry lawsuits have resulted in the payment of substantial damages by defendants. We may also file suit or be subject to legal proceedings relating to the compliance by our franchisees with the terms of our franchise agreements and other contractual disputes.

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

Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms may be inaccurate or adverse to our interests, and we may have little or no opportunity to redress or correct the information. The dissemination of such information online, regardless of its accuracy, could harm our business, reputation and brands.

Other risks associated with the use of social media include improper disclosure of proprietary information, personally identifiable information and out-of-date information, as well as fraud, by our customers, employees, franchisees and business partners. The inappropriate use of social media by our customers, employees, franchisees or business partners could increase our costs, lead to litigation or result in negative publicity that could damage our business, reputation and brands.

The impact of the acquisition of new restaurants and new restaurant openings by us could result in fluctuations in our financial performance.

We acquired our first two company-owned Dick’s Wings restaurants through our acquisition of Seediv on December 19, 2016 and acquired our four Fat Patty’s restaurants on August 30, 2018. We own two other Dick’s Wings restaurants and own a Tilted Kilt restaurant for which we serve as a franchisee, and if we consummate the Tilted Kilt acquisition, we will acquire two additional company-owned Tilted Kilt restaurants. When we acquire a new company-owned restaurant, we experience an immediate increase in sales. In addition, when we open new company-owned restaurants, they typically generate significant customer traffic and, therefore, high sales in their initial months. Over time, these restaurants may experience a decrease in customer traffic and sales compared to their opening months. Accordingly, sales achieved by new company-owned restaurants during their initial months of operation may not be indicative of the results they will generate on an ongoing basis in the future. As a result, due to the foregoing factors, results for one fiscal quarter may not be indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

An impairment in the carrying value of our fixed assets, intangible assets or goodwill could adversely affect our financial condition and results of operations

We evaluate the useful lives of our fixed assets and intangible assets to determine if they are definite- or indefinite-lived assets. Reaching a determination on useful life requires significant judgments and assumptions regarding the expected life, future effects of obsolescence, demand, competition, the level of required maintenance expenditures and the expected lives of other related groups of assets, as well as other economic factors, such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment and expected changes in distribution channels. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of fixed assets or intangible assets become impaired, we will have to recognize an impairment charge for the related asset. For example, during our 2016 fiscal year, we recognized a loss on impairment of investment in the amount of $348,143 in connection with a 50% ownership interest in Paradise on Wings, which is the franchisor of the Wing Nutz brand of restaurants, that we acquired in January 2014. In the event we recognize any additional impairment charges in the future, such charges may have a material adverse effect on our business, financial condition and results of operations.

In addition, we may be required to record goodwill in the event we acquire additional restaurants or brands in the future. Goodwill represents the excess of cost over the fair value of identified net assets of business acquired. We review any goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level. We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others:

●	a significant decline in our expected future cash flows;

●	a sustained, significant decline in our stock price and market capitalization;

●	a significant adverse change in legal factors or in the business climate;

●	unanticipated competition;

●	the testing for recoverability of a significant asset group within a reporting unit; and

●	slower growth rates.

We will be required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

Significant adverse weather conditions and other disasters could negatively impact our results of operations.

Our restaurants could be negatively affected by adverse weather conditions and acts of god, such as regional winter storms, fires, floods, hurricanes, tropical storms and earthquakes, and other disasters, such as oil spills and nuclear meltdowns. Most of our restaurants are located in Florida and Georgia, making them particularly susceptible to hurricanes, tropical storms and flooding, such as Hurricane Irma which caused substantial flooding in the greater Jacksonville, Florida area in September 2017 and Hurricane Michael which cause substantial damage to the Florida pan handle in October 2018. We also recently experienced a fire at our Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia. The occurrence of any such events in the future could cause substantial damage to our restaurants and result in one or more of our restaurants being closed for an indefinite period of time. Such damages could also subject us or our franchisees to substantial repair costs and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Stock

Future sales of our common stock may cause our stock price to decline.

As of March 27, 2019, there were 7,080,771 shares of our common stock and 449,581 shares of our Series A Convertible Preferred Stock outstanding. Of this number, 2,363,103 shares of common stock were freely tradable without restriction, unless the shares are purchased by our affiliates. The remaining 4,717,668 shares of common stock and all of the shares of Series A Convertible Preferred Stock were “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

We may raise additional funds in the future through the issuance of equity securities or debt, which funding may be dilutive to stockholders or impose operational restrictions on us.

We are currently seeking to raise $7,000,000 through the Offering. Even if we raise $7,000,000 in the Offering, we may need to raise additional capital through the sale of equity securities or the issuance of short- and long-term debt during the next 12 months to fund our operations and growth. If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution. If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity securities or debt that we issue may have rights, preferences and privileges senior to those of the securities held by our stockholders.

In the event we acquire the Tilted Kilt, we will be required to issue up to 1,385,230 shares of common stock which will be dilutive to stockholders.

In the event we complete the acquisition of Tilted Kilt, we will be required to issue up to 1,385,230 shares of common stock, resulting in an approximate 20% increase in our currently issued and outstanding shares. The issuance of such a large number of additional shares will dilute the relative ownership interest of our existing stockholders and could negatively impact the trading price of or stock.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including:

●	fluctuations in our annual or quarterly operating results;

●	changes in capital market conditions or other adverse economic conditions;

●	upgrades or downgrades by securities analysts following our stock;

●	changes in estimates of our future financial results by securities analysts following our stock;

●	our achievement, or our failure to achieve, projected financial results;

●	future sales of our stock by our officers, directors or significant stockholders;

●	investors’ perceptions of our business and prospects relative to other investment alternatives;

●	acquisitions, joint ventures, capital commitments or other significant transactions by us or our competitors;

●	global economic, legal and regulatory factors unrelated to our performance; and

●	the other risks and uncertainties set forth herein.

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

Our quarterly and annual operating results may fluctuate due to increases and decreases in sales, food costs and other factors.

Our quarterly and annual operating results may fluctuate significantly because of a variety of factors, including:

●	increases or decreases in same-store sales;

●	the timing of new restaurant openings;

●	our ability to operate effectively in new markets;

●	the profitability of our restaurants, particularly in new markets;

●	labor availability and costs for management and other personnel;

●	changes in consumer preferences and competitive conditions;

●	negative publicity relating to us, our restaurants, our vendors or the products we serve;

●	disruptions in the type and delivery of our supplies;

●	changes consumer confidence and fluctuations in discretionary spending;

●	changes in our food costs, labor costs or other variable costs and expenses;

●	potential distractions or unusual expenses associated with our expansion plans;

●	the impact of inclement weather, natural disasters, and other calamities; and

●	economic conditions in the jurisdictions in which we operate and nationally.

As a result of the factors discussed above, as well the other factors set forth herein, our operating results for one fiscal quarter or year are not necessarily indicative of results to be expected for any other fiscal quarter or year. These fluctuations may cause future operating results to fall below our estimates or the expectations of our stockholders or the investment community in general. If our results of operations do not meet the expectations of our stockholders or the investment community, the price of our common stock may decline.

Seenu G. Kasturi beneficially owns approximately 30.3% of our outstanding common stock and 100% of our outstanding Series A Convertible Preferred Stock and has the ability to control our business and affairs, which may prevent us from taking actions that may be favorable to our other stockholders.

As of March 27, 2019, Seenu G. Kasturi, who is our Chief Executive Officer, Chief Financial Officer and Chairman of our board of directors, beneficially owned approximately 30.3% of our outstanding common stock and 100% of our outstanding Series A Convertible Preferred Stock, collectively representing approximately 89.4% of the total voting power of our capital stock. Assuming we raise $7,000,000 in the Offering and we complete the acquisition of Tilted Kilt, Mr. Kasturi will beneficially own 26.5% of our outstanding common stock and 100% of our outstanding Series A Convertible Preferred Stock, collectively representing 82.1% of the total voting power of our capital stock. As a result, Mr. Kasturi has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination involving us that could be favorable to you.

An active trading market for our shares of common stock does not currently exist and we can provide no assurance that such a market will develop in the future.

Our shares of common stock are thinly traded. Only a small percentage of our common stock is available to be traded and the price, if traded, may not reflect its actual or perceived value. The liquidity of our stock will be dependent on the perception of our operating business, among other things. Investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. Conversely, trading may be at an inflated price relative to our performance due to, among other things, the lack of available sellers of our shares. In addition, in the event our shares of common stock are trading at a low price, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept shares of our common stock for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans. We can provide no assurance that an active trading market for our shares of common stock will develop in the future.

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

We identified material weaknesses in our internal control over financial reporting during the assessment of our internal control that we performed in connection with the preparation of our audited consolidated financial statements included herein.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting. During the preparation of our audited consolidated financial statements for the year ended December 31, 2018, we identified several control deficiencies that have been classified as material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

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

We lease the property where our corporate headquarters is located and well as the properties upon which each of our company-owned restaurants are located.

Our corporate headquarters is located at 1409 Kingsley Ave., Ste. 2, Orange Park, Florida. Our four company-owned Dick’s Wings restaurants are located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida, 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida, 1531 Baytree Road in Valdosta, Georgia and 1136 Thomas Drive in Panama City Beach Florida, respectively. We also lease the property located at 3427 Bannerman Rd., Suite 104, Tallahassee, Florida where we intend to open an additional Dick’s Wings restaurant in the future. Our four company-owned Fat Patty’s restaurants are located at 1442 Winchester Avenue in Ashland, Kentucky, 5156 State Route 34, Hurricane, West Virginia, 3401 US Route 60 East in Barboursville, West Virginia and 1935 3rd Avenue in Huntington, West Virginia. Our company-owned Tilted Kilt restaurant is located at 2838 S. Outfitter’s Drive in Gonzales, Louisiana.

The reporting segment consisting of our company-owned restaurant operations utilizes each of the above properties with the exception of the property where our corporate headquarters is located, which is not included in any reporting segment. We believe that our corporate headquarters is adequate to support our operations for the next 12 months, and that the properties upon which our company-owned restaurants are located are adequate to support their respective operations for the next 12 months. A description of our leases is set forth herein under Note 16. Commitments and Contingencies in our consolidated financial statements.

Item 3.	Legal Proceedings.

In January 2015, Santander Bank filed a complaint against us in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of approximately $194,000 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During 2016, Santander Bank informed us that certain assets of Ritz Aviation had been sold and that the proceeds from the sale had been applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. The outstanding balance of damages sought, together with $14,638 of accrued interest and $10,586 of other expenses (excluding legal fees), was $163,764 at December 31, 2018. This case is currently pending.

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

	High	Low
Fiscal Year Ended December 31, 2018
Quarter ended March 31, 2018	$1.99	$1.03
Quarter ended June 30, 2018	$2.25	$1.10
Quarter ended September 30, 2018	$2.10	$1.39
Quarter ended December 31, 2018	$1.69	$1.13
Fiscal Year Ended December 31, 2017
Quarter ended March 31, 2017	$2.29	$1.00
Quarter ended June 30, 2017	$1.02	$0.55
Quarter ended September 30, 2017	$1.85	$0.85
Quarter ended December 31, 2017	$2.25	$0.94

The last reported trading price of our common stock as reported on the OTCQB on March 27, 2019 was $1.25 per share.

Holders

As of March 27, 2019, the number of stockholders of record of our common stock was 80.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the growth of our business.

Transfer Agent

The transfer agent for our common stock is Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Recent Sales of Unregistered Securities

In October 2018, Seenu G. Kasturi earned 10,706 shares of common stock pursuant to the terms of his employment agreement with us. The securities were earned to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. A description of Mr. Kasturi’s employment agreement is set forth herein under Note 16. Commitments and Contingencies – Employment Agreements and Arrangements in our consolidated financial statements.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof, and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors and elsewhere in this report. See also “Special Note Regarding Forward-Looking Statements” beginning on page 1 of this report. The following should be read in conjunction with our consolidated financial statements beginning on page F-1 of this report.

All of the financial information presented herein has been revised to reflect the restatement of our consolidated financial statements as of and for the year ended December 31, 2017 as more fully described in Note 20. Restatement of Previously Issued Consolidated Financial Statements in our consolidated financial statements.

Overview

We were formed in April 2000 to develop the Dick’s Wings restaurant franchise, and are the owner, operator and franchisor of the Dick’s Wings brand of restaurants. Our Dick’s Wings franchise is currently comprised of 21 restaurants and three concession stands located in the States of Florida and Georgia. Dick’s Wings offers a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call.

On August 30, 2018, we acquired the Fat Patty’s restaurant concept. The Fat Patty’s concept is comprised of four restaurants located in West Virginia and Kentucky. Fat Patty’s offers a variety of specialty burgers and sandwiches, wings, appetizers, salads, wraps, and steak and chicken dinners in a family friendly, sports-oriented environment designed to appeal to a mix of families, students, professors, locals, and visitors. A description of the transaction is set forth herein under Item 1. Business – Recent Developments – Acquisition of Fat Patty’s and Note 5. Acquisition of Fat Patty’s in our consolidated financial statements.

On October 30, 2018, we entered into an agreement to acquire the Tilted Kilt restaurant franchise, which offers dinner entrees, traditional pub food, hamburgers, and salads made with fresh, quality ingredients, accompanied by full bar service, served up by uniquely kilt-clad wait staff in a lively, Celtic-themed atmosphere with numerous large screen televisions featuring sports programming. The Tilted Kilt franchise is currently comprised of 29 restaurants operating in 15 states and Canada, of which two are company owned and operated and the remaining 27 are franchise locations. A description of the transaction is set forth herein under Item 1. Business – Recent Developments – Agreement to Acquire Tilted Kilt and Note 6. Agreement to Acquire Tilted Kilt in our consolidated financial statements.

We also recently opened a Tilted Kilt restaurant in Gonzales, Louisiana for which we serve as a franchisee.

Strategy

Our plan is to grow our company into a diversified restaurant holding company operating a portfolio of premium restaurant brands. We intend to focus on developing brands that offer a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere in a diverse set of markets across the United States.

The first major component of our growth strategy is the continued development and expansion of our Dick’s Wings and Fat Patty’s brands. Key elements of our strategy include strengthening the brands, developing new menu items, lowering our costs, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets in the United States. We believe there are meaningful opportunities to grow the number of Dick’s Wings and Fat Patty’s restaurants in the United States and have implemented a rigorous and disciplined approach to increasing the number of company-owned and franchised restaurants. In our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. In new markets, we plan to open several restaurants at a time to quickly build brand awareness.

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification, like our acquisition of Fat Patty’s and our proposed acquisition of Tilted Kilt. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices. As we acquire complementary brands, we intend to develop a scalable infrastructure that will help us expand our margins as we execute upon our growth strategy. Benefits of this infrastructure may include centralized support services for all of our brands, including marketing, menu development, human resources, legal, accounting and information systems. Additional benefits may include the ability to cost effectively employ advertising and marketing agencies for all of our brands, and efficiencies associated with being able to utilize a single distribution model for all of our restaurants. Accordingly, this structure should enable us to leverage our scale and share best practices across key functional areas that are common to all of our brands.

Financial Results

We achieved revenue of $9,500,537 for the year ended December 31, 2018, compared to $4,257,577 for the year ended December 31, 2017, primarily due to an increase in sales of food and beverage products by the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Our total operating expenses increased $5,936,990 to $10,279,181 for the year ended December 31, 2018 from $4,342,191 for the year ended December 31, 2017, primarily due to an increase in restaurant operating costs associated with the operation of the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Accordingly, we incurred a loss from operations of $778,644 and $84,614 during the years ended December 31, 2018 and 2017, respectively. We generated a net loss of $282,483, or $0.04 per share of common stock, for the year ended December 31, 2018, compared to net income of $344,740, or $0.05 per share of common stock, for the year ended December 31, 2017. We had total assets of $14,673,337 and $558,226 at December 31, 2018 and 2017, respectively, and generated cash flow from operations of $478,238 and $248,345 for the years ended December 31, 2018 and 2017, respectively.

We have two reportable segments, which are company-owned restaurants and franchise operations. Information on our reportable segments and a reconciliation of income from operations to net (loss) / income is set forth herein under Note 19. Segment Reporting in our consolidated financial statements.

Outlook

We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, continue to improve the operations of our existing Dick’s Wings and Fat Patty’s restaurants, open new Dick’s Wings and Fat Patty’s restaurants, and generate sales through our recently opened Tilted Kilt restaurant. We also expect our revenue to increase as a result of our pending acquisition of Tilted Kilt and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands. We expect to begin generating net income during the next 12 months as we generate increasing revenue from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our recently completed acquisition of Fat Patty’s and our pending acquisition of Tilted Kilt, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

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

The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties. For a more complete discussion of our accounting policies and procedures, see our consolidated financial statements beginning on page F-1 of this report.

Revenue Recognition

On January 1, 2018, we adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”). ASC 606 supersedes the current revenue recognition guidance, including industry-specific guidance. ASC 606 provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.

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

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. As a result of the adoption of ASC 606, we recognized deferred franchise fees in the amount of $196,478 on our consolidated balance sheet as of January 1, 2018 and an increase in our accumulated deficit by the same amount on that date. We recognized a total of $131,244 of deferred franchise fees as income during the year ended December 31, 2018. Accordingly, the carrying value of our deferred franchised fees was $65,234 at December 31, 2018.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to our general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in our consolidated financial statements. Under ASC 606, we record contributions to and expenditures by the fund as revenue and expenses within our consolidated financial statements. We recognized contributions to and expenditures by the fund of $189,362 during the year ended December 31, 2018.

Gift Card Funds

Additionally, ASC 606 impacted the accounting for transactions related to our gift card program. Under previous guidance, estimated breakage income on gift cards was deferred until it was deemed remote that the unused gift card balance would be redeemed. Under ASC 606, breakage income on gift cards is recognized as gift cards are utilized. This effect of this change on our consolidated financial statements was negligible.

Impact on Financial Statements

The following table summarizes the impacts of adopting ASC 606 on our consolidated financial statements as of and for the year ended December 31, 2018:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Consolidated Balance Sheet
Deferred franchise fees	$13,718	$(13,718)	$—	$—
Total current liabilities	4,082,140	(13,718)	—	4,068,422
Deferred franchise fees, net of current portion	51,516	(51,516)	—	—
Total liabilities	15,343,802	(51,516)	—	15,292,286
Accumulated deficit	(5,247,553)	65,234	—	(5,182,319)
Total stockholders’ deficit	(670,465)	65,234	—	(605,231)

Consolidated Statement of Operations
Franchise and other revenue	$922,124	$(84,454)	$(156,796)	$680,874
Franchise and other revenue – related party	204,391	(46,790)	(32,566)	125,035
Total revenue	9,500,537	(131,244)	(189,362)	9,179,931
General and administrative expenses	718,563	—	(189,362)	529,201
Total operating expenses	10,279,181	—	(189,362)	10,089,819
Loss from operations	(778,644)	(131,244)	—	(909,888)
Net loss	(282,483)	(131,244)	—	(413,727)

Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(282,483)	$(131,244)	$—	$(413,727)
Changes in operating assets and liabilities:
Deferred franchise fees	(131,244)	131,244	—	—

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Primary Geographic Markets
Florida	$5,011,328	$4,057,755
Georgia	504,983	199,822
Kentucky	856,981	-0-
Louisiana	185,742	-0-
West Virginia	2,941,503	-0-
Total revenue	$9,500,537	$4,257,577

Sources of Revenue
Restaurant sales	$8,374,022	$3,424,865
Royalties	787,189	829,069
Franchise fees	131,244	-0-
Advertising fund fees	189,362	-0-
Other revenue	18,720	3,643
Total revenue	$9,500,537	$4,257,577

Contract Balances

The following table presents changes in deferred franchise fees as of and for the year ended December 31, 2018:

Total Liabilities
Deferred franchise fees at January 1, 2018	$196,478
Revenue recognized during the period	(131,244)
New deferrals due to cash received	—
Deferred franchise fees at December 31, 2018	$65,234

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at December 31, 2018:

Year	Franchise Fees Recognized
2019	$13,718
2020	12,000
2021	10,926
2022	9,000
2023	6,637
Thereafter	12,953
Total	$65,234

Acquisition of Fat Patty’s

On August 30, 2018, we acquired all of assets of Fat Patty’s. A description of the transaction is set forth herein under Note 5. Acquisition of Fat Patty’s in our consolidated financial statements.

The acquisition of Fat Patty’s was accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with us considered the acquirer of Fat Patty’s. In accordance with ASC 805, the assets acquired and the liabilities assumed have been measured at fair value based on various preliminary estimates, with the remaining purchase price, if any, recorded as goodwill. For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed as reflected in our consolidated financial statements, the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) has been applied, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” We incurred $82,929 of acquisition-related transaction costs. Pursuant to the provisions of ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges were not included as components of consideration transferred but were accounted for as expenses in the period in which the costs were incurred.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”) establishing ASC Topic 842, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in the lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The FASB subsequently issued several other Accounting Standards Updates, including ASU 2018-11 and ASU 2018-12, which among other things provide for a practical expedient related to the recognition of the cumulative effective on retained earnings resulting from the adoption of the pronouncements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. We expect the adoption of ASU 2016-02 to have a material impact on our consolidated financial statements, but have not yet performed the analysis necessary to determine the amount by which the adoption of ASU 2016-02 will impact our consolidated financial statement

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of ASU 2016-18 did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is considered a business. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for certain transactions. The adoption of ASU 2017-01 did not have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”). ASU 2018-05 provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”), which impacts U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act also has tax consequences for many companies that operate internationally. The guidance in ASU 2018-05 addresses situations in which the accounting for certain income tax effects of the Act is incomplete by the time financial statements are issued for the reporting period that includes the enactment date of December 22, 2017. The new guidance requires companies to report provisional amounts if a reasonable estimate of the tax impact can be determined. If a provisional amount cannot be reasonably determined, the entity should continue to apply ASC Topic 740, Income Taxes, based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. The adoption of ASU 2018-05 did not have a material impact on our consolidated financial statements.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants and concession stands, and royalty payments, franchise fees and ad fund fees that we receive from our franchisees. Revenue increased $5,242,960 to $9,500,537 for the year ended December 31, 2018 from $4,257,577 for the year ended December 31, 2017. The increase of $5,242,960 was due to increase of $4,949,157 for sales of food and beverage products by our company-owned restaurants and $293,803 for franchise and other revenue. The increase in sales of food and beverage products was attributable to the restaurants that we acquired through our acquisition of Fat Patty’s, which contributed $3,798,484 of sales of food and beverages, and an increase of $1,150,672 for sales of food and beverages at our company-owned Dick’s Wings and Tilted Kilt restaurants and concession stands. The increase in franchise and other revenue was due primarily to increases of $189,362 for ad fund fees and $131,244 for franchise fees that were recognized beginning January 1, 2018 due to the implementation of ASC 606, partially offset by a decrease in royalties. We expect revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, continue to improve the operations of our existing Dick’s Wings and Fat Patty’s restaurants, open new Dick’s Wings and Fat Patty’s restaurants, and generate sales through our recently opened Tilted Kilt restaurant. We also expect our revenue to increase as a result of our pending acquisition of Tilted Kilt and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consists of cost of sales, labor expenses, occupancy expenses and other operating expenses that we incur in connection with the operation of our Dick’s Wings company-owned restaurants and concession stands and our Fat Patty’s company-owned restaurants. Restaurant operating costs increased $5,008,839 to $8,199,624 for the year ended December 31, 2018 compared to $3,190,785 for the year ended December 31, 2017. Restaurant operating costs consisted of $3,248,801 for cost of sales, $2,801,867 for labor expenses, $308,295 for occupancy expenses, and $1,840,661 for other operating expenses for the year ended December 31, 2018. Restaurant operating costs consisted of $1,201,825 for cost of sales, $1,159,026 for labor expenses, $238,376 for occupancy expenses, and $591,558 for other operating expenses for the year ended December 31, 2017. The increase of $5,008,839 was due to increases of $3,642,162 associated with the operation of the restaurants that we acquired through our acquisition of Fat Patty’s and $1,366,677 associated with the operation of our Dick’s Wings company-owned restaurants and concession stands. We expect our restaurant operating costs to increase during the next 12 months in the event we open additional company-owned restaurants or complete the acquisition of Tilted Kilt, and to otherwise remain at similar levels during the next 12 months if we don’t open additional company-owned restaurants or complete the acquisition of Tilted Kilt.

Professional Fees. Professional fees consist of fees paid to attorneys, independent accountants, investment banks and placement agents, technology consultants and other professionals and consultants. Professional fees increased $388,961 to $796,473 for the year ended December 31, 2018 from $407,512 for the year ended December 31, 2017. The increase of $388,961 was due primarily to increases of $212,067 for legal fees, $152,179 for accounting fees, and $76,685 for stock compensation expense, partially offset by a decrease of $72,324 for consulting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, investment banking, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and non-restaurant employees, and the related payroll taxes. Employee compensation expense increased $175,577 to $564,521 for the year ended December 31, 2018 from $388,944 for the year ended December 31, 2017. The increase of $175,577 was due primarily to an increase of $145,073 for salaries paid to executive officers and other non-restaurant employees. We expect employee compensation expense to increase during the next 12 months as we hire additional executive officers and other non-restaurant employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of ad fund expenses, selling commissions and expenses, marketing and advertising expenses, acquisition-related transaction costs, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, SEC filing expenses, stock listing expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $363,613 to $718,563 for the year ended December 31, 2018 from $354,950 for the year ended December 31, 2017. The increase of $363,613 was due primarily to increases of $305,813 for marketing and advertising expenses, $189,362 for ad fund expenses that were recognized beginning January 1, 2018 due to the implementation of ASC 606, and $82,929 for acquisition-related transaction costs incurred in connection with our acquisition of Fat Patty’s. This was partially offset by a decrease of $178,785 for the earn-out payment that we incurred in connection with our acquisition of Seediv and decreases in other miscellaneous general and administrative expenses. We expect general and administrative expenses to continue to increases during the next 12 months as we incur increasing expenses for commissions paid to the owner of our concession stands at TIAA Bank Field, our ad fund, marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest that we record under the master lease agreement that we entered into with Store Capital in August 30, 2018 in connection with the acquisition of Fat Patty’s, our outstanding debt obligations, and our outstanding settlement agreements payable and accrued legal contingencies. Interest expense increased $200,276 to $230,256 for the year ended December 31, 2018 from $29,980. The increase of $200,276 was due primarily to an increase of $178,201 for interest that we record under our master lease agreement with Store Capital. We expect interest expense to continued to increase during the next 12 months as we continue to record interest under our master lease agreement with Store Capital.

Gain on Write-Off of Accounts Payable

Gain on write-off of accounts payable consists of the gain that we realized during the year ended December 31, 2017 upon the write-off of accounts payable in the amount of $251,238 that had been outstanding for more than five years. The statute of limitations applicable to these payables expired during the year ended December 31, 2017 and we had not received any communications from any of the applicable vendors during the past five years. We determined that the possibility that any vendor would contact us seeking payment for any of such accounts payable and recover a judgment for such payment was remote. Accordingly, we concluded that the $251,238 of accounts payable should be written off as of December 31, 2017. We did not have any gain on the write-off of accounts payable during the year ended December 31, 2018. A description of this write-off is set forth herein under Note 16. Commitments and Contingencies – Accounts Payable in our consolidated financial statements. We do not expect to generate any additional gains on write-offs of accounts payable during the next 12 months.

Gain on Write-Off of Stock Subscriptions Payable

Gain on write-off of stock subscriptions payable consists of the gain that we realized during the year ended December 31, 2017 upon the write-off of a stock subscription payable in the amount of $150,000 that accrued under a consulting agreement executed in September 2011. We determined that the probability that we would have to issue any shares of common stock to the consultant, or pay any other form of consideration to the consultant, was remote. Accordingly, we concluded that the $150,000 of stock subscription payable should be written off as of December 31, 2017. We did not have any gain on write-off of stock subscriptions payable during the year ended December 31, 2018. A description of this write-off is set forth herein under Note 13. Capital Stock in our consolidated financial statements. We do not expect to generate any additional gains on write-offs of stock subscriptions payable during the next 12 months.

Gain on Bargain Purchase

Gain on bargain purchase consists of the gain that we recognized in connection with the acquisition of Fat Patty’s on August 30, 2018. The fair value of the identifiable assets acquired and liabilities assumed of $1,476,952 exceeded the purchase price of Fat Patty’s by $624,952. As a result, we recognized a gain of $624,952 during the year ended December 31, 2018. We did not recognize any gain on bargain purchase during the year ended December 31, 2017. We do not expect to recognize any additional gains on bargain purchases during the next 12 months. A description of the bargain purchase is set forth herein under Note 5. Acquisition of Fat Patty’s in our consolidated financial statements.

Net (Loss) / Income

We generated a net loss of $282,483 during the year ended December 31, 2018. We generated net income of $344,740 during the year ended December 31, 2017. The difference of $627,223 was due primarily to increases of $5,008,839 for restaurant operating costs, $388,961 for professional fees, $175,577 for employee compensation expense, $363,613 for general and administrative expenses, $200,276 for interest expense, and decreases of $251,238 for gain on write-off of accounts payable and $150,000 for gain on write-off of stock subscriptions payable. This was partially offset by increases of $5,242,960 for revenue, and $624,952 for gain on bargain purchase. We expect to begin generating net income during the next 12 months as we generate increasing revenue from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our recently completed acquisition of Fat Patty’s and our pending acquisition of Tilted Kilt, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt.

Net cash provided by operating activities was $478,238 during the year ended December 31, 2018 compared to $248,345 during the year ended December 31, 2017. The increase of $229,893 was due primarily to increases of $1,492,484 for accounts payable and accrued liabilities, $235,734 for depreciation expense, $153,217 for accounts receivable, and $82,448 for stock compensation expense, and decreases of $251,238 for gain on write-off of accounts payable and $150,000 for gain on write-off of stock subscriptions payable. This was partially offset by increases of $627,223 for net loss, $624,952 for gain on bargain purchase, $556,986 for other receivables, $165,441 for inventory and $131,244 for deferred franchise fees, and a decrease of $178,785 for change in fair value of contingent consideration

Net cash used by investing activities was $460,125 during the year ended December 31, 2018 compared net cash provided by investing activities of $48,147 during the year ended December 31, 2017. The increase of $508,272 for net cash used by investing activities was due primarily to increases of $315,661 for purchases of fixed assets and $144,326 for payments of contingent consideration, and a decrease of $39,044 for repayments of notes receivable.

Net cash provided by financing activities was $181,769 during the year ended December 31, 2018 compared to net cash used by financing activities of $202,069 during the year ended December 31, 2017. The difference of $383,838 was due to a decrease of $563,963 for repayments of notes payable issued to related parties, partially offset by a decrease of $66,035 for proceeds from the issuance of notes payable to related parties and an increase of $114,090 for payments on capital lease obligation.

Our primary sources of capital since January 1, 2017 are set forth below.

During the year ended December 31, 2017, we borrowed $61,721 under our credit facility with Blue Victory and repaid $77,824 to Blue Victory under the credit facility. There was no principal outstanding under the credit facility at December 31, 2017. We did not borrow any funds under the credit facility during the year ended December 31, 2018. Accordingly, there was no principal outstanding under the credit facility at December 31, 2018. A summary of the terms of our credit facility with Blue Victory is set forth herein under Note 12. Debt Obligations in our consolidated financial statements.

On December 19, 2016, we acquired Seediv. In connection therewith, we assumed debt owed by Seediv to Blue Victory in the amount of $216,469. During the year ended December 31, 2017, we repaid the remaining outstanding balance of $216,469 to Blue Victory. A description of our acquisition of Seediv is set forth herein under Note 4. Acquisition of Seediv in our consolidated financial statements.

During the year ended December 31, 2017, we borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. We repaid the loan in full in February 2018. A summary of the terms of our loan from Blue Victory is set forth herein under Note 12. Debt Obligations in our consolidated financial statements. We borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333 at December 31, 2018.

On August 30, 2018, we entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which we borrowed $622,929 to help finance the acquisition of Fat Patty’s, all of which was outstanding at December 31, 2018. A description of the note is set forth herein under Note 5. Acquisition of Fat Patty’s in our consolidated financial statements.

To date, our capital needs have been met through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations, including our credit facility with Blue Victory. We have used these sources of capital to pay virtually all of the costs and expenses that we have incurred to date. These costs and expenses have been comprised primarily of the restaurant operating costs, professional fees, employee compensation expenses, and general and administrative expenses discussed above. We intend to continue to rely upon each of these sources to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, during the next 12 months. In furtherance thereof, we are currently seeking to raise $7,000,000 through the Offering.

We can provide no assurance that these sources of capital, together with any funds raised in this Offering, will be adequate to fund our operations and expansion efforts during the next 12 months. If these sources of capital are not adequate, we will need to obtain additional capital through alternative sources of financing. We may attempt to obtain additional capital through the sale of equity securities or the issuance of short- and long-term debt. If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution. If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity securities or debt that we issue may have rights, preferences and privileges senior to those of the shares of common stock held by our stockholders.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for each of the years ended December 31, 2018 and 2017, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

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

As of December 31, 2018, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Our management used the framework set forth in the report entitled Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2018 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that the following material weaknesses existed in the following areas as of December 31, 2018:

1. We did not maintain effective controls over the control environment. Specifically, we have not developed and effectively implemented policies and procedures to eliminate the potential for material misstatements and our board of directors does not currently have any independent members.

2. We did not maintain effective controls over financial statement disclosures. Specifically, controls are not in place to ensure that all disclosures required are addressed in our consolidated financial statements.

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

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our balance sheets at December 31, 2018 and 2017 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2018 and 2017 in conformity with GAAP.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers.

Name	Age	Positions Held
Seenu G. Kasturi	49	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
Richard W. Akam	63	Chief Operating Officer and Secretary
Fred D. Alexander	72	Director
Ketan B. Pandya	51	Director

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

Seenu G. Kasturi has served as our Chief Executive Officer since January 2, 2019, and has served as our Chief Financial Officer and Chairman of our board of directors since January 2017. He served as our President from January 2017 to January 2, 2019. He has served as the Vice President and Controller of TKFO since June 2018 and as the President and Chief Executive Officer of Blue Victory Holdings, Inc., an asset development firm focused primarily on the ownership and management of branded restaurants, since October 2009. He has also served as the President, Treasurer and Secretary of DWG Acquisitions, LLC, a Louisiana limited liability company that owns and operates restaurants, since February 2013. From June 2005 to October 2009, Mr. Kasturi served as the President of K&L Investment Realty, an owner and manager of restaurants and real estate properties. Prior to that, he served as a certified financial planner, a registered broker and an investment advisor. Mr. Kasturi earned a Bachelor of Arts degree from Andhra University in Visakhapatnam, India.

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

Fred D. Alexander has served as a member of our board of directors since November 2012. He has served as the Managing Member and Director of Business Development for Quantum Leap, LLC, a real estate company that he founded that acquires, develops, and manages underperforming properties and other assets, since July 2007. Mr. Alexander is the sole owner of all the membership interests of SDA Holdings, LLC, a Louisiana limited liability company that owns TKFO and TKFL. Mr. Alexander also serves as the Managing Member of GOR E&P LLC, an oil and gas exploration and production company that he founded in January 2014, and as the Managing Member and Director of Operations for American Phoenix, LLC, a real estate company that he founded in December 2003 that acquires, develops and markets high-end real estate assets, including apartment buildings, condominiums and shopping centers. He served as the Vice President of Business Development for Blue Victory Holdings, Inc., an asset development firm focused primarily on the ownership and management of branded restaurants, where he was responsible for the identification, acquisition and financing of branded restaurants, from July 2010 to August 2014. Mr. Alexander obtained his college degree at the University of Louisiana, at Lafayette, and has been a licensed real estate broker since 1972.

We believe Mr. Alexander is qualified to serve as a director due to his extensive experience with identifying, evaluating, acquiring and financing branded restaurants and other assets, and his more than 40 years of experience in management, operations and finance.

Ketan B. Pandya has served as a member of our board of directors since August 2013. He has served as the Vice President of Franchise Relations of TKFO since June 2018. Mr. Pandya also serves as our Vice President of Marketing. He has served as a Principal Consultant to the Pro Tech Group, a consulting company, since January 2010. Mr. Pandya served as a Senior Director of National Account Sales for SMART Technologies, a developer of Web-based integrated customer relationship solutions, from March 2012 to November 2013. Prior to that, he served as the Director of Marketing/Sales for Advanced Micro Devices, a multinational semiconductor company, from March 2010 to December 2011, and served as the Senior Manager for Product Marketing and Retail Sales Support for Dell Technologies, a multinational computer technology company, from September 1999 to February 2010. Mr. Pandya earned a B.S. in Electrical Engineering from the University of Louisiana and an MBA with a concentration in marketing from the University of Texas.

We believe Mr. Pandya is qualified to serve as a director due to his strong leadership, business acumen and analytical skills, and the more than 20 years of experience he acquired in senior sales and marketing positions at a number of multinational corporations.

Executive Officers

Richard Akam has served as our Chief Operating Officer since January 2013 and has served as our Secretary since July 2013. Mr. Akam served as our Chief Executive Officer from July 2013 to January 2, 2019, and served as our Chief Financial Officer from July 2013 to August 2013. He has also served as the President of TKFO since June 2018. Prior to joining us, Mr. Akam served as the Chief Operating Officer of Ker’s Winghouse from September 2012 to January 2013. From May 2011 to July 2012, he served as the Chief Operating Officer of Twin Peaks Restaurants. Mr. Akam served as the Chief Operating Officer of First Watch Restaurants from February 2005 to December 2008 and as the Chief Operating Officer of Raving Brands from October 2003 to February 2005. Prior to that, he served in various roles with Hooters of America for approximately 20 years, including serving as its President and Chief Executive Officer from 1995 to 2003. Mr. Akam is also the founding member of Akam & Associates, LLC, a restaurant consulting firm that has provided consulting services to the restaurant industry since 2009. Mr. Akam earned a Bachelor of Arts degree from the University of Louisville.

Seenu G. Kasturi has served as our Chief Executive Officer since January 2, 2019, and has served as our Chief Financial Officer and Chairman of our board of directors since January 2017. His background is set forth herein under Item 10. Directors, Executive Officers and Corporate Governance – Board of Directors.

Stockholder Communications

We have not implemented any formal procedures for stockholder communication with our board of directors. Any matter intended for our board of directors, or for any individual member or members of our board of directors, should be directed to our corporate secretary at ARC Group, Inc., 1409 Kingsley Ave., Ste. 2, Orange Park, Florida 32073. In general, all stockholder communications delivered to the corporate secretary for forwarding to our board of directors or specified members of our board of directors will be forwarded in accordance with the stockholder’s instructions. However, the corporate secretary reserves the right to not forward to members of our board of directors any abusive, threatening or otherwise inappropriate materials.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is designed to deter wrongdoing and promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make; (iii) compliance with applicable governmental laws, rules and regulations; (iv) prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (v) accountability for adherence to the code. A copy of our Code of Business Conduct and Ethics is available without charge upon written request directed to our corporate secretary at ARC Group, Inc., 1409 Kingsley Ave., Ste. 2, Orange Park, Florida 32073.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely manner during our fiscal year ended December 31, 2018, except that: (i) Seenu G. Kasturi, who serves as our Chief Executive Officer, Chief Financial Officer and Chairman of our board of directors, failed to file a Form 4 in a timely manner for transactions that occurred on January 1st, May 22nd, May 25th, June 7th, June 12th, June 13th, July 1st, August 30th, October 1st, and November 27th.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		All Other Compensation (2)	Total ($)
Seenu G. Kasturi (3)	2018	26,000	-0-	54,000	(4)	-0-	79,853
Chief Executive Officer and Chief Financial Officer	2017	24,718	-0-	53,853	(5)	-0-	78,571
Richard W. Akam (6)	2018	160,000	12,500	-0-		13,200	185,700
Chief Operating Officer and Secretary	2017	160,000	32,500	-0-		13,200	205,700
Daniel Slone (7)	2018	-0-	-0-	-0-		-0-	-0-
Chief Financial Officer	2017	1	-0-	-0-		-0-	1

(1) Represents the grant date fair value of the awards, calculated in accordance with ASC 718. A summary of the assumptions made in the valuation of these awards is provided herein under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Item 11. Executive Compensation – Employment Agreements and Arrangements, and in our consolidated financial statements beginning on page F-1 of this report.

(2) Consists of a car allowance of $12,000 and a cell phone allowance of $1,200.

(3) Mr. Kasturi was appointed our Chief Executive Officer on January 2, 2019. He has served as our Chief Financial Officer since January 18, 2017. He served as our President from January 18, 2017 to January 2, 2019.

(4) Consists of $40,647 recognized in connection with the vesting of stock awards that were made on January 1st, April 1st and July 1st of 2018, and $13,353 recognized in connection with the partial vesting of a stock award that was made on October 1, 2018 and that vested in full on January 1, 2019.

(5) Consists of $40,500 recognized in connection with the vesting of stock awards that were made on January 18th, April 1st and July 1st of 2017, and $13,353 recognized in connection with the partial vesting of a stock award that was made on October 1, 2017 and that vested in full on January 1, 2018.

(6) Mr. Akam resigned as our Chief Executive Officer on January 2, 2019. He has served as our Chief Operating Officer since July 2013 and has served as our Secretary since July 2013.

(7) Mr. Slone resigned as our Chief Financial Officer on January 17, 2017.

Employment Agreements and Arrangements

Richard W. Akam

On January 22, 2013, we appointed Richard W. Akam to serve as our Chief Operating Officer. In connection therewith, we entered into an employment agreement with Mr. Akam pursuant to which we agreed to pay him an annual base salary of $150,000, subject to annual adjustment and discretionary bonuses, plus certain standard and customary fringe benefits. The initial term of the employment agreement is for one year and automatically renews for additional one-year terms until it is terminated by Mr. Akam or us.

The employment agreement provided that, on July 22, 2013, we would grant Mr. Akam shares of its common stock equal in value to $50,000 if Mr. Akam was continuously employed by us through that date. The number of shares of common stock that we would issue to Mr. Akam would be calculated based on the last sales price of our common stock as reported on the OTCQB on July 22, 2013. The employment agreement also provided that we would grant Mr. Akam additional shares of our common stock equal in value to $50,000 on January 1st of each year thereafter if Mr. Akam was continuously employed by us through January 1st of the applicable year. The number of shares of common stock that we would issue to Mr. Akam for each applicable year would be calculated based on the average of the last sales price of shares of our common stock as reported on the OTCQB for the month of January of the applicable year.

Notwithstanding the above, and in connection therewith, Mr. Akam agreed that the number of shares that may be earned by him under his employment agreement in connection with any particular grant would be equal to the lesser of: (i) 71,429 shares of common stock, or (ii) the number of shares of common stock calculated by dividing $50,000 by the closing price of our common stock on the day immediately preceding the date our obligation to issue the shares to him fully accrued. Mr. Akam also agreed that in the event we were unable to fulfill our obligation to issue all of the shares earned by him with respect to any particular grant because we did not have enough shares of common stock authorized and available for issuance, Mr. Akam would not require us to issue more shares of common stock than were then authorized and available for issuance by us, and we would be permitted to settle any liability to Mr. Akam created as a result thereof in cash.

In the event we terminate Mr. Akam’s employment without “cause” (as such term is defined in the employment agreement), Mr. Akam will be entitled to receive the following severance compensation from us: (i) if we terminate Mr. Akam’s employment during the first year of his employment with us, that amount of compensation equal to the salary payable to Mr. Akam during that year, (ii) if we terminate Mr. Akam’s employment during the second year of his employment with us, that amount of compensation equal to nine months of the salary payable to Mr. Akam during that year, (iii) if we terminate Mr. Akam’s employment during the third year of his employment with us, that amount of compensation equal to six months of the salary payable to Mr. Akam during that year, and (iv) if we terminate Mr. Akam’s employment after the third year of his employment with us, that amount of compensation equal to three months of the salary payable to Mr. Akam during the year that such termination occurs. Mr. Akam will not be entitled to receive any severance compensation from us if we terminate his employment for “cause” or as a result of his disability, or if Mr. Akam resigns from his employment with us.

The employment agreement also contains customary provisions that provide that, during the term of Mr. Akam’s employment with us and for a period of one year thereafter, Mr. Akam is prohibited from disclosing confidential information of ours, soliciting our employees and certain other persons, and competing with us.

On July 31, 2013, we appointed Richard Akam as its Chief Executive Officer, Chief Financial Officer and Secretary. The employment agreement was not amended in connection with the above appointments, and Mr. Akam did not receive any additional compensation in connection with the above appointments.

On August 19, 2013, we appointed Daniel Slone as our Chief Financial Officer. In connection therewith, Richard Akam resigned as our Chief Financial Officer on August 19, 2013. Mr. Akam retained his positions as our Chief Executive Officer, Chief Operating Officer and Secretary.

On January 31, 2017, we entered into an amendment to the employment agreement with Mr. Akam. Under the terms of the amendment, we confirmed the appointment of Mr. Akam as our Chief Operating Officer on January 22, 2013 and as our Company’s Chief Executive Officer on July 31, 2013, clarified that Mr. Akam’s monthly base salary after the initial term of the employment agreement may be adjusted from time to time by us with Mr. Akam’s consent, removed the provision relating to the grant of shares of our common stock to Mr. Akam on January 1st of each year effective December 31, 2016, and clarified that the criteria for Mr. Akam’s annual bonuses shall be identified and agreed upon by us and Mr. Akam by the end of the 1st quarter of each fiscal year.

On January 2, 2019, Mr. Akam resigned as our Chief Executive Officer. In connection therewith, on January 2, 2019, we entered into a second amendment to our employment agreement with Mr. Akam pursuant to which he resigned as our Chief Executive Officer but retained his positions as our Chief Operating Officer and Secretary. Mr. Akam continues to serve as our Chief Operating Officer and Secretary.

Daniel Slone

On August 19, 2013, we appointed Daniel Slone as our Chief Financial Officer. We agreed to pay Mr. Slone an annual base salary of $1.00 in connection with his appointment. We did not enter into an employment agreement with Mr. Slone. On January 17, 2017, Daniel Slone resigned as our Chief Financial Officer.

Seenu G. Kasturi

On January 18, 2017, we appointed Seenu G. Kasturi as our President, Chief Financial Officer and Chairman of our board of directors. In connection therewith, on January 18, 2017, we entered into an employment agreement with Mr. Kasturi to serve as our President and Chief Financial Officer. The employment agreement was for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the employment agreement, Mr. Kasturi was paid annual compensation in the amount of $80,000 per year, consisting of: (i) an initial annual base salary of $26,000, and (ii) equity awards equal in value to $54,000 per year. Mr. Kasturi was eligible to receive increases in salary on January 1st of each subsequent year in the discretion of our board of directors. He was also eligible to receive annual bonuses in the discretion of our board of directors beginning with our fiscal year ended December 31, 2017. The employment agreement contained customary confidentiality, non-competition and non-solicitation provisions in favor of us.

On January 2, 2019, we appointed Mr. Kasturi as our Chief Executive Officer. As a result of the appointment, Mr. Kasturi currently serves as our Chief Executive Officer, Chief Financial Officer and Chairman of our board of directors. In connection therewith, on January 2, 2019, Mr. Kasturi resigned as our President and Mr. Akam resigned as our Chief Executive Officer. Mr. Akam continues to serve as our Chief Operating Officer and Secretary.

On January 2, 2019, we entered into an amended and restated employment agreement with Mr. Kasturi to serve as our Chief Executive Officer and Chief Financial Officer. The agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the agreement, we agreed to pay Mr. Kasturi an initial annual base salary in the amount of $350,000. Mr. Kasturi will be eligible to receive increases in salary on January 1st of each subsequent year in the discretion of our board of directors. He will also be eligible to receive annual bonuses in the discretion of our board of directors beginning with our fiscal year ended December 31, 2019. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of us.

Pursuant to the terms of the new employment agreement, we entered into a restricted stock award agreement with Mr. Kasturi pursuant to which we granted 390,000 shares of our common stock to Mr. Kasturi. The shares vest in accordance with the following schedule: (i) 130,000 shares on March 31, 2019; (ii) 130,000 shares on March 31, 2020; and (iii) 130,000 shares on March 31, 2021. In the event we terminate the employment of Mr. Kasturi without “cause”, as such term is defined in the employment agreement, his restricted stock award will vest in full immediately. In the event Mr. Kasturi’s employment with us terminates by reason of death or “disability”, as such term is defined in the employment agreement, or if we terminate Mr. Kasturi’s employment for “cause”, as such term is defined in the employment agreement, or if Mr. Kasturi terminates his own employment with us, then any shares that have not yet vested shall be forfeited to us. In the event of certain “changes in control” as such term is defined in our 2014 Stock Incentive Plan adopted by our board of directors on June 16, 2014, all restrictions and conditions on any of the shares then outstanding shall automatically be deemed terminated or satisfied in full, as applicable, immediately prior to the consummation of the change in control event.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors. We appointed Seenu G. Kasturi as our President, Chief Financial Officer and Chairman of our board of directors in January 2017. Mr. Kasturi currently serves as our Chief Executive Officer and Chief Financial Officer. We appointed Fred D. Alexander and Ketan B. Pandya as non-employee members of our board of directors in November 2012 and August 2013, respectively. We intend to add additional non-employee directors to our board of directors in the future. We may in the future provide our non-employee directors with remuneration that may consist of one or more of the following: (i) an annual retainer, (ii) a fee paid for each board meeting attended, (iii) an annual grant of equity compensation, and (iv) reimbursement for reasonable travel expenses incurred to attend meetings of our board of directors. We may provide additional remuneration to board members participating on committees of our board of directors in the event we create committees of our board of directors in the future.

Outstanding Equity Awards at Fiscal Year End

We did not have any unvested stock, stock options or equity incentive plan awards outstanding as of the end of our fiscal year ended December 31, 2018 with respect to any of our executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of March 27, 2019, certain information with respect to the beneficial ownership of: (i) each of our named executive officers, (ii) each of our directors, (iii) each of our named executive officers and directors as a group, and (iv) each person or group that is known to us to be the beneficial owner of more than five percent of our common stock. This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Where information regarding stockholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 27, 2019 upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated and subject to community property laws where applicable, we believe that each person or entity named below has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 1409 Kingsley Ave., Ste. 2, Orange Park, Florida 32073.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
Seenu G. Kasturi	2,422,622	(2)	30.3%
Richard W. Akam	242,720		3.4%
Daniel Slone	758		*
Fred D. Alexander	50,000		*
Ketan B. Pandya	81,400		1.1%
Kasturi Children’s Trust (3)	533,206		7.5%
Lynch Restaurants Investments, LLC (4)	493,332		7.0%
All officers and directors as a group (5 persons)	2,797,500		35.0%

* Less than one percent.

(1) This table has been prepared based on 7,080,771 shares of our common stock outstanding on March 27, 2019.

(2) Includes: (i) 911 shares of common stock held by Blue Victory Holdings, Inc., a company for which Mr. Kasturi serves as the President, Treasurer, Secretary and sole director and of which he owns 90% of the outstanding equity interests, (ii) 458,037 shares of common stock underlying the Fat Patty’s Note, (iii) 449,581 shares of common stock underlying the Series A convertible preferred stock held by Mr. Kasturi, and (iv) 390,000 shares of common stock underlying a restricted stock award.

(3) The Kasturi Children’s Trust has an address of 3909 I Ambassador Caffery Pkwy, Lafayette, LA 70503.

(4) Lynch Restaurants Investments, LLC has an address of 5630 Gail Drive, Chandler, AZ 85284.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 regarding shares of our common stock that are authorized for issuance under equity compensation plans that have been approved by our stockholders and plans that have not been approved by our stockholders. None of our securities were outstanding at December 31, 2018 under plans that have been approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	-0-	N/A	1,000,000
Equity compensation plans not approved by security holders:	30,000	$1.49	167,858
Total	30,000	$1.49	1,167,858

Our equity compensation plans consisted of the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan, the ARC Group, Inc. 2014 Stock Incentive Plan, the employment agreement with Seenu G. Kasturi dated January 18, 2017, and an employment offer letter with a non-executive employee. The ARC Group, Inc. 2014 Stock Incentive Plan was approved by our stockholders. The American Restaurant Concepts, Inc. 2011 Stock Incentive Plan, the employment agreement with Mr. Kasturi and the employment offer letter with the non-executive employee were not approved by our stockholders.

A description of each of our equity compensation plans is set forth below.

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, we adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 31, 2018, 142,858 shares of common stock remained available for issuance under the plan. The plan terminates in August 2021. On August 18, 2011, we filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group 2014 Stock Incentive Plan

In June 2014, we adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 31, 2018, all 1,000,000 shares of common stock remained available for issuance under the plan. The plan terminates in June 2024.

Employment Agreements

On January 18, 2017, we entered into an employment agreement with Seenu G. Kasturi to serve as our President and Chief Financial Officer. The employment agreement provides in part that beginning April 1, 2017, we will grant Mr. Kasturi equity awards equal in value to $13,500 on April 1st, July 1st, October 1st and January 1st of each year during term of the agreement. The maximum number of shares of common stock that Mr. Kasturi can receive under each of these grants is 25,000 shares of common stock. Accordingly, as of December 31, 2018, a maximum of 25,000 shares of common stock were available for issuance under his employment agreement with us. A summary of the terms of Mr. Kasturi’s employment agreement is set forth above under Item 11. Executive Compensation – Employment Agreements and Arrangements.

Employment Offer Letter

On May 8, 2018, we entered into an employment arrangement with a non-executive employee. Pursuant to the terms of the employment offer letter, we issued a stock option to the employee that was exercisable into 30,000 shares of common stock at an exercise price of $1.49 and vested in three equal annual installments commencing on the first anniversary of the date of issuance. The stock option terminated in February 2019 upon the termination of the employee’s employment with us. No shares of common stock vested under the stock option.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Except as otherwise set forth below, all of the following transactions are with Seenu G. Kasturi or an entity affiliated with Mr. Kasturi. On January 18, 2017, Mr. Kasturi was appointed as our President, Chief Financial Officer and Chairman of our board of directors. On January 2, 2019, Mr. Kasturi resigned as our President and was appointed as our Chief Executive Officer. Mr. Kasturi currently serves as our Chief Executive Officer, Chief Financial Officer and Chairman of our board of directors. Mr. Kasturi is the beneficial owner of 30.3% of our common stock and 100% of our Series A convertible preferred stock, collectively representing 89.4% of the voting power of our capital stock.

Seenu G. Kasturi has served as Vice President and Controller of TKFO since June 2018. He has owned all of the outstanding membership interests in DWG Acquisitions, LLC, a Florida limited liability company (“DWG Acquisitions”), and Raceland QSR, LLC, a Louisiana limited liability company (“Raceland QSR”), and has served as the President, Treasurer and Secretary of DWG Acquisitions and Raceland, since their formation in 2013 and 2012, respectively. Mr. Kasturi has owned 90% of the equity interests in Blue Victory and has served as its President, Treasurer, Secretary and sole member of its board of directors since its formation in 2009. He also owned all of the outstanding membership interests in Seediv, and served as its President, Treasurer and Secretary, from its formation in July 2016 to December 19, 2016, the date we acquired Seediv.

Acquisitions and Dispositions

Acquisition of Seediv

On December 19, 2016, we acquired all of the outstanding membership interests of Seediv from Seenu G. Kasturi for a purchase price of $600,000 and an earnout payment. Seediv is the owner and operator of the Dick’s Wings & Grill restaurant located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida (the “Nocatee Restaurant”) and the Dick’s Wings & Grill restaurant located at 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida (the “Youngerman Circle Restaurant”; together with the Nocatee Restaurant, the “Nocatee and Youngerman Restaurants”). The earn-out payment was determined to be $199,682, of which $144,326 has been paid. As part of the transaction, we assumed debt owed by Seediv to Blue Victory in the amount of $216,469 which we repaid in full during the year ended December 31, 2017. The forgoing debt accrued interest at a rate of 6% per annum and was payable on demand.

Acquisition of Youngerman Circle Property

On October 4, 2017, Seediv entered into an agreement for purchase and sale of real estate with Raceland QSR pursuant to which Seediv agreed to purchase the real property located at 6055 Youngerman Circle in Argyle Circle, Jacksonville, Florida from Raceland QSR. The purchase price for was to be the lesser of: (i) $2,000,000, or (ii) the appraised value of the property determined by the appraisal completed by the financing source proposed to be utilized by Seediv to finance the acquisition of the property. The agreement provided for the payment by Seediv of a deposit of $10,000 within 10 days of the date of the agreement to an escrow agent to be selected by the parties with the remainder of the purchase price to be paid by Seediv at closing. Seediv had the right to terminate the transaction in the event that certain feasibility studies, the title commitment or the appraisal was unsatisfactory to Seediv, or if Raceland QSR breached any of its representations, warranties, covenants, agreements or obligations under the agreement, in which case the deposit would be returned to Seediv. The closing of the transaction was to occur on December 3, 2017.

On November 30, 2017, Seediv and Raceland QSR entered into an amendment to the agreement pursuant to which the parties agreed to extend the closing date by 60 calendar days. On February 1, 2018, Seediv and Raceland QSR entered into a termination agreement and mutual release with respect to the agreement pursuant to which the parties agreed to terminate the agreement and release each other from any claims arising out of the agreement.

Acquisition of Fat Patty’s

On August 30, 2018, we acquired all of the assets associated with Fat Patty’s for a purchase price of $12,352,000. In connection therewith, we issued a secured convertible promissory note to Seenu G. Kasturi pursuant to which we borrowed $622,929 to help finance this acquisition. A description of the promissory note is set forth herein under Item 1. Business – Recent Developments – Acquisition of Fat Patty’s.

Agreement to Purchase Tilted Kilt

On October 30, 2018, we entered into an agreement with SDA Holdings and Fred D. Alexander to purchase all of the issued and outstanding membership interests in SDA Holdings, which is the owner of Tilted Kilt. SDA Holdings is owned by Mr. Alexander, who is a member of our board of directors. Upon closing of this acquisition, we will issue 666,667 shares of common stock to Seenu G. Kasturi, place 718,563 shares of common stock into escrow to replace a like number of shares placed in escrow by Mr. Kasturi, and through a wholly-owned subsidiary, be the obligor under a demand promissory note in favor of Mr. Kasturi in the principal amount of up to $2,500,000. Richard W. Akam, who serves as our Chief Operating Officer and Secretary, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as a member of our board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018. A description of this transaction is set forth herein under Item 1. Business – Recent Developments – Agreement to Acquire Tilted Kilt.

Financing Transactions

Blue Victory Line of Credit

In September 2013, we entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to us for up to $1,000,000. In March 2017, we entered into an amendment to the loan agreement with Blue Victory to reduce the maximum amount of funds available under the credit facility from $1,000,000 to $50,000. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. The outstanding principal balance of the credit facility and any accrued and unpaid interest thereon are payable in full on the termination date. All loan requests are subject to approval by Blue Victory. Loans may be prepaid by us without penalty and borrowed again at any time prior to the termination date. Blue Victory has the right to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of common stock at a conversion rate equal to: (i) the closing price of the common stock on the date immediately preceding the conversion date if the common stock is then listed on the OTCQB or a national securities exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if the common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of the common stock as determined by us and Blue Victory.

The amount of principal outstanding under the credit facility was $16,103 at December 31, 2016. During the year ended December 31, 2017, we borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. Accordingly, there was no principal outstanding under the credit facility at December 31, 2017. We did not borrow any funds under the credit facility during the year ended December 31, 2018. Accordingly, there was no principal outstanding under the credit facility at December 31, 2018. The largest aggregate amount of principal outstanding under the credit facility during the year ended December 31, 2017 was $25,936.

Blue Victory Loan

We borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan that we entered into with Blue Victory during the year ended December 31, 2017. The loan accrues interest at a rate of 6% per annum and is payable on demand. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. We borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333. The largest aggregate amount of principal outstanding under the loan during the years ended December 31, 2018 and 2017 was $236,333 and $112,247, respectively.

Series A Convertible Preferred Stock Purchase Agreement

On June 11, 2018, we created a series of preferred stock designated as series A convertible preferred stock and authorized 1,000,000 shares of series A convertible preferred stock. Each share of series A convertible preferred stock is entitled to 100 votes per share and is convertible into one share of common stock at a conversion price of $0.75 per share of common stock. The conversion price may be paid in cash, through a reduction in the number of shares of common stock to be issued upon conversion, or by other methods approved by the board of directors. The series A convertible preferred stock is treated pari passu with the common stock in all other respects, including dividends and liquidation. On June 12, 2018, we entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which we sold 449,581 shares of series A convertible preferred stock to Mr. Kasturi in exchange for 449,581 shares of common stock then held by Mr. Kasturi. As a result of this transaction, Mr. Kasturi holds the substantial majority of the voting power of our outstanding shares of capital stock and has the ability to approve or not approve any matter requiring approval by our stockholders, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

Leases

Youngerman Circle Lease

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR for the Youngerman Circle Restaurant pursuant to which DWG Acquisitions leased approximately 6,500 square feet of space. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions, and became our obligation when we acquired Seediv on December 19, 2016.

On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. The lease provides for 13 base rent payments per year equal to the greater of: (i) $10,000 per rent period, or (ii) 7.5% of the Youngerman Circle Restaurant’s net sales for the applicable rent period. Commencing on the fifth (5th) anniversary and continuing every five years thereafter, the base rent will be equal to the sum of: (i) the average base rent previously in effect for the preceding five-year period, and (ii) the product of such previous average base rent multiplied by 7.5%. The lease has an initial term of 20 years and provides us with an option to extend the lease for two additional five-year periods. We agreed to guarantee the payment and performance of all of Seediv’s obligations under the lease.

Nocatee Lease

In October 2013, DWG Acquisitions entered into a triple net shopping center lease with NTC-REG, LLC (“NTC-REG) for the Nocatee Restaurant pursuant to which DWG Acquisitions leased approximately 2,900 square feet of space. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions, and became our obligation when we acquired Seediv on December 19, 2016.

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

Kasturi Children’s Trust Lease

In November 2018, we entered into a triple net lease with the Kasturi Children’s Trust (the “Trust”) for our new corporate headquarters located at 1409 Kingsley Ave., Ste. 2, Orange Park, Florida pursuant to which we leased approximately 4,000 square feet of space. The lease is for a term of 60 months and provides for rent payments in the amount of $4,000 per month. The Trust is an irrevocable trust for which the children of Seenu G. Kasturi are the beneficiaries. The trustee of the Trust is an unrelated third party.

Franchise Agreements

Dick’s Wings

We have been a party to several franchise agreements with DWG Acquisitions pursuant to which DWG Acquisitions owned and operated Dick’s Wings restaurants. The terms of these franchise agreements were identical to the terms of the franchise agreements that we enter into with unrelated franchisees expect as noted below. We generated a total of $122,547 and $156,705 in royalties and franchise fees through our franchise agreements with DWG Acquisitions during the years ended December 31, 2018 and 2017, respectively. We had a total of $1,505 of accounts receivable outstanding from DWG Acquisitions at December 31, 2017, and had a total of $2,280 of ad funds receivable outstanding from DWG Acquisitions at December 31, 2017. We did not have any accounts receivable or ad funds receivable outstanding from DWG Acquisitions at December 31, 2018. We had a total of $41,512 and $65,349 for accounts payable and accrued expenses outstanding from DWG Acquisitions at December 31, 2018 and 2017, respectively. We are no longer a party to any franchise agreements with DWG Acquisitions.

Set forth below is a description of each of the franchise agreements to which we have been a party to with DWG Acquisitions during the past two years:

●	In October 2013, DWG Acquisitions became the franchisee of the Nocatee Restaurant. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. We did not require DWG Acquisitions to pay a franchise fee to us under the franchise agreement. The Nocatee Restaurant was acquired by Seediv on December 1, 2016 and then by us when we acquired Seediv on December 19, 2016.

●	In May 2014, DWG Acquisitions became the franchisee of the Youngerman Circle Restaurant. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. We did not require DWG Acquisitions to pay a franchise fee to us under the franchise agreement. The Youngerman Circle Restaurant was acquired by Seediv on December 1, 2016 and then by us when we acquired Seediv on December 19, 2016.

●	In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Valdosta, Georgia and entered into a franchise agreement with us. The restaurant closed and the franchise agreement was terminated in October 2018, whereupon we became the owner of the restaurant and moved it to a new location in Valdosta, Georgia.

●	In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia and entered into a franchise agreement with us. The restaurant closed and the franchise agreement was terminated in January 2017.

●	In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida and entered into a franchise agreement with us. DWG Acquisitions sold the restaurant to an unrelated third party in January 2017, on which date the third party became the franchisee and we terminated the franchise agreement with DWG Acquisitions.

●	In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida and entered into a franchise agreement with us. This restaurant closed and the franchisee agreement was terminated in October 2018, whereupon we became the owner of the restaurant.

●	In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Pensacola, Florida and entered into a franchise agreement with us. The restaurant closed and the franchise agreement was terminated in May 2018.

●	In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Kingsland, Georgia and entered into a franchise agreement with us. In December 2018, DWG Acquisitions transferred this agreement to an unrelated third party who became the franchisee under the agreement.

Tilted Kilt

In September 2018, we became a franchisee of a Tilted Kilt restaurant located in Gonzales, Louisiana. Richard W. Akam, who serves as our Chief Operating Officer and Secretary, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as a member of our board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018. Fred D. Alexander, who serves as a member of our board of directors, is the owner of SDA Holdings. We paid ad fund fees of $2,416 to Tilted Kilt during the year ended December 31, 2018. We are not required to pay any royalties or franchise fees to Tilted Kilt under our franchise agreement with Tilted Kilt.

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

In September 2016, we terminated our subcontractor concession agreements with Levy and Ovations and the related assignment agreements with DWG Acquisitions, and entered into a sub-concession agreement with Jacksonville Sportservice, Inc. (“Jacksonville Sportservice”) and DWG Acquisitions with respect to the two concession stands previously covered by the Levy and Ovations subcontractor concession agreements. We concurrently assigned all of our rights and obligations under the sub-concession agreement to DWG Acquisitions in return for a fee equal to the revenue generated by the concession stands less all expenses incurred by the concession stands for each full or partial month during which the concession agreement is in effect. In October 2017, we entered into a termination agreement with DWG Acquisitions whereby we terminated the assignment to DWG Acquisitions.

DWG Acquisitions incurred net expenses of $2,680 under the assignment agreement during the year ended December 31, 2017.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.

Our board of directors is comprised of Seenu G. Kasturi, Fred D. Alexander and Ketan B. Pandya. Mr. Kasturi currently serves as our Chief Executive Officer, Chief Financial Officer and Chairman of our board of directors. Mr. Kasturi is the beneficial owner of 30.3% of our common stock and 100% of our Series A convertible preferred stock, collectively representing 89.4% of the voting power of our capital stock. We have engaged in numerous transactions with Mr. Kasturi or an entity affiliated with Mr. Kasturi, a description of which is set forth above under – Certain Relationships and Related Transactions. Mr. Alexander is the owner of SDA Holdings, which is the owner of Tilted Kilt. On October 30, 2018, we entered into an agreement with SDA Holdings and Mr. Alexander to purchase all of the issued and outstanding membership interests in SDA Holdings, and in September 2018, we became a franchisee of a Tilted Kilt restaurant in Gonzales, Louisiana. Mr. Pandya serves as our Vice President of Marketing and serves as Vice President of Franchise Relations of TKFO.

As a result of the foregoing, none of Messrs. Kasturi, Alexander or Pandya qualify as an “independent director” under these rules, and none of Messrs. Kasturi, Alexander or Pandya are “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market. Our board of directors has not created any separately-designated standing committees. Officers are elected from time to time by our board of directors and serve at the discretion of our board of directors.

Item 14.	Principal Accountant Fees and Services.

The following table presents fees for professional audit services and other services performed by Eide Bailly LLP for the audit of our consolidated financial statements for our fiscal years ended December 31, 2018 and 2017, respectively.

	2018	2017
Audit Fees:	$92,772	$85,500
Audit-Related Fees:	—	—
Tax Fees:	21,950	—
All Other Fees:	—	—
Total:	$114,722	$85,000

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

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved during the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During our 2018 and 2017 fiscal years, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statements

The following consolidated financial statements and reports of our independent registered public accounting firms are filed as part of this report and incorporated by reference in Item 8. Financial Statements and Supplementary Data of this report:

●	Reports of Independent Registered Public Accounting Firm.

●	Consolidated Balance Sheets at December 31, 2018 and 2017.

●	Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017.

●	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2018 and 2017.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017.

●	Notes to Consolidated Financial Statements.

Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either not applicable or has been presented in the consolidated financial statements.

Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Exhibit Description
2.1	Membership Interest Purchase Agreement, dated December 19, 2016, by and between ARC Group, Inc. and Seediv, LLC (incorporated by reference to Exhibit 2.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 23, 2016)
2.2	Asset Purchase Agreement, dated August 30, 2018, by and among ARC Group, Inc., CSA, Inc., CSA Investments, LLC, CSA of Teays Valley, Inc., CSA, Inc. of Ashland, Fat Patty’s, LLC and Clint Artrip (incorporated by reference to Exhibit 2.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on August 9, 2018)
2.3	Membership Interest Purchase Agreement, dated October 30, 2018, by and among ARC Group, Inc., SDA Holdings, LLC and Fred D. Alexander (incorporated by reference to Exhibit 2.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on November 5, 2018)

3.1	Articles of Incorporation of ARC Group, Inc. (incorporated by reference to Exhibit 3.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)
3.2	Bylaws of ARC Group Inc. (incorporated by reference to Exhibit 3.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)
3.3	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to ARC Group, Inc.’s Form 8-K filed with the SEC on June 20, 2018)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)
10.1+	Employment Agreement, dated January 22, 2013, between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 28, 2013)
10.2	Loan Agreement, dated September 13, 2013, by and between ARC Group, Inc. and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 19, 2013)
10.3	Promissory Note, dated September 13, 2013, issued by ARC Group, Inc. in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 19, 2013)
10.4+	Summary of Compensation for Daniel Slone (incorporated by reference to Exhibit 10.13 to ARC Group, Inc. Form 10-K filed with the SEC on March 31, 2014)
10.5+	Employment Agreement, dated January 18, 2017, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 20, 2017)
10.6+	First Amendment to Employment Agreement, dated January 31, 2017, by and between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on February 6, 2017)
10.7	First Amendment to Loan Agreement, dated March 24, 2017, by and between ARC Group, Inc. and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 30, 2017)
10.8	Promissory Note, dated March 24, 2017, issued by ARC Group, Inc. in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 30, 2017)
10.9	Agreement for Purchase and Sale of Real Estate, dated October 4, 2017, by and between Seediv, LLC and Raceland QSR, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on October 10, 2017)
10.10	First Amendment to Agreement for Purchase and Sale of Real Estate, dated November 30, 2017, by and between Seediv, LLC and Raceland QSR, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 1, 2017)

10.11	Jacksonville Jaguars Sponsorship Agreement, dated November 27, 2017, by and between ARC Group, Inc. and Jacksonville Jaguars LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 11, 2017)
10.12	Termination Agreement and Mutual Release, dated February 1, 2018, by and between Seediv, LLC and Raceland QSR, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on February 7, 2018)
10.13	Securities Purchase Agreement, dated June 15, 2018, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on June 20, 2018)
10.14	Purchase and Sale Agreement, dated August 3, 2018, by and between ARC Group, Inc. and Store Capital Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on August 9, 2018)
10.15	Secured Convertible Promissory Note, dated August 30, 2018, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 5, 2018)
10.16	Master Lease Agreement, dated August 30, 2018, by and between ARC Group, Inc. and Store Capital Acquisitions, LLC (incorporated by reference to Exhibit 10.3 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 5, 2018)
10.17+	Amended and Restated Employment Agreement, dated January 2, 2019, by and between ARC Group, Inc., and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 8, 2019)
10.18+	Second Amendment to Employment Agreement, dated January 2, 2019, by and between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 8, 2019)
10.19+	Restricted Stock Award Agreement, dated January 2, 2019, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.3 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 8, 2019)
21.1	Subsidiaries of ARC Group, Inc.
23.1	Consent of Eide Bailly LLP
31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC GROUP, INC.

Date: March 29, 2019	By:	/s/ Seenu G. Kasturi
Seenu G. Kasturi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seenu G. Kasturi	Chief Executive Officer, Chief Financial Officer and	March 29, 2019
Seenu G. Kasturi	Chairman of the Board of Directors (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Ketan Pandya	Director	March 29, 2019
Ketan Pandya

/s/ Fred D. Alexander	Director	March 29, 2019
Fred D. Alexander

ARC GROUP, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

ARC Group, Inc.

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ARC Group, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2017.

Denver, Colorado

March 29, 2019

ARC Group, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017

Assets

Cash and cash equivalents	$345,228	$145,346
Accounts receivable, net	127,930	166,987
Accounts receivable, net – related party	-	1,505
Ad funds receivable, net	10,500	36,837
Ad funds receivable, net – related party	-	2,280
Other receivables	556,986	-
Prepaid expenses	34,582	-
Inventory	211,025	45,417
Notes receivable, net	2,967	28,522
Other current assets	8,078	5,923

Total current assets	1,297,296	432,817

Deposits	49,421	21,189
Notes receivable, net of current portion	2,553	5,106
Intangible assets, net	786,565	-
Property and equipment, net	12,537,502	99,114

Total assets	$14,673,337	$558,226

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$1,478,745	$467,264
Accounts payable and accrued expenses – related party	231,187	94,150
Other payables	544,098	-
Accrued interest	29,105	13,472
Settlement agreements payable	276,269	264,997
Accrued legal contingency	163,764	155,935
Contingent consideration	55,356	199,682
Deferred franchise fees	13,718	-
Capital lease obligation	175,764	-
Seller payable	312,000	-
Notes payable – related party, net	720,178	30,503
Gift card liabilities	81,956	9,147

Total current liabilities	4,082,140	1,235,150

Deferred franchise fees, net of current portion	51,516	-
Capital lease obligation, net of current portion	11,210,146	-

Total liabilities	15,343,802	1,235,150

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 6,680,065 and 6,950,869 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	66,801	69,509
Series A convertible preferred stock – $0.01 par value: 1,000,000 shares authorized, 449,581 and -0- outstanding at December 31, 2018 and December 31, 2017, respectively	4,496	-
Additional paid-in capital	4,490,338	3,995,306
Stock subscriptions payable	15,453	26,853
Accumulated deficit	(5,247,553)	(4,768,592)

Total stockholders’ deficit	(670,465)	(676,924)

Total liabilities and stockholders’ deficit	$14,673,337	$558,226

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017
		(Restated)

Revenue:
Restaurant sales	$8,374,022	$3,424,865
Franchise and other revenue	922,124	676,007
Franchise and other revenue – related party	204,391	156,705

Total net revenue	9,500,537	4,257,577

Operating expenses:
Restaurant operating costs:
Cost of sales	3,248,801	1,201,825
Labor	2,801,867	1,159,026
Occupancy	308,295	238,376
Other operating expenses	1,840,661	591,558
Professional fees	796,473	407,512
Employee compensation expense	564,521	388,944
General and administrative expenses	718,563	354,950

Total operating expenses	10,279,181	4,342,191

Loss from operations	(778,644)	(84,614)

Other income:
Interest expense	(230,256)	(29,980)
Interest income	716	2,340
Gain on write-off of accounts payable	-	251,238
Gain on sale of investment in Paradise on Wings – related party	-	24,000
Gain on write-off of notes payable	-	7,000
Gain on write-off of stock subscriptions payable	-	150,000
Gain on bargain purchase	624,952	-
Other income and expense	100,749	24,756

Total other income	496,161	429,354

Net (loss) / income	$(282,483)	$344,740

Net (loss) / income per share – basic and fully diluted	$(0.04)	$0.05

Weighted average number of shares outstanding – basic	6,777,903	6,817,310

Weighted average number of shares outstanding – fully diluted	6,963,762	6,817,310

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statement of Stockholders’ Deficit

	Common Stock		Preferred Stock		Additional	Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total

Balance at December 31, 2016	6,647,464	$66,475	$-	$-	$3,747,953	$150,000	$(5,113,332)	$(1,148,904)

Common stock issued for services	268,110	2,681	-	-	217,706	26,853	-	247,240
Common stock issued for payment of consulting fees due	35,295	353	-	-	29,647	-	-	30,000
Write-off of stock subscriptions payable	-	-	-	-	-	(150,000)	-	(150,000)
Net income	-	-	-	-	-	-	344,740	344,740

Balance at December 31, 2017	6,950,869	$69,509	$-	$-	$3,995,306	$26,853	$(4,768,592)	$(676,924)

Common stock issued for services	178,777	1,788	-	-	329,298	(11,400)	-	319,686
Stock option issued for services	-	-	-	-	10,002	-	-	10,002
Deferred franchise fees	-	-	-	-	-	-	(196,478)	(196,478)
Beneficial conversion feature	-	-	-	-	155,732	-	-	155,732
Common stock exchanged for preferred stock	(449,581)	(4,496)	449,581	4,496	-	-	-	-
Net loss	-	-	-	-	-	-	(282,483)	(282,483)

Balance at December 31, 2018	6,680,065	$66,801	449,581	$4,496	$4,490,338	$15,453	$(5,247,553)	$(670,465)

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017

Cash flows from operating activities

Net (loss) / income	$(282,483)	$344,740
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation expense	252,914	17,180
Amortization of intangible assets	2,275	-
Amortization of debt discount	9,548	-
Stock-based compensation expense	329,688	247,240
Stock-based payment for consulting fees due	-	30,000
Change in fair value of contingent consideration	-	178,785
Gain on sale of investment in Paradise on Wings – related party	-	(24,000)
Gain on write-off of accounts payable	-	(251,238)
Gain on write-off of notes payable	-	(7,000)
Gain on write-off of stock subscriptions payable	-	(150,000)
Gain on bargain purchase	(624,952)	-
Changes in operating activities, net of acquisition of Fat Patty’s concept:
Accounts receivable	39,057	(99,592)
Accounts receivable – related party	1,505	13,063
Ad fund receivable	26,337	(36,837)
Ad fund receivable – related party	2,280	(2,280)
Other receivables	(556,986)	-
Prepaid expenses	(34,582)	(3,194)
Inventory	(74,184)	(167)
Deposits	-	(19,383)
Other current assets	(30,387)	(1,891)
Accounts payable and accrued liabilities	1,345,212	(5,951)
Accounts payable and accrued liabilities – related party	137,037	(4,284)
Settlement agreements payable	11,272	11,273
Accrued legal settlement	7,829	7,830
Deferred franchise fees	(131,244)	-
Gift card liabilities	48,102	4,051

Net cash provided by operating activities	478,238	248,345

Cash flows from investing activities

Issuance of notes receivable	-	(7,659)
Repayments of notes receivable	28,108	67,152
Contingent consideration	(144,326)	-
Sale of investment in Paradise on Wings – related party	-	24,000
Cash acquired in acquisition of Fat Patty’s	7,100	-
Purchases of fixed assets	(351,007)	(35,346)

Net cash (used) / provided by investing activities	(460,125)	48,147

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	367,736	433,771
Payments on capital lease obligation	(114,090)	-
Repayments of notes payable – related party	(71,877)	(635,840)

Net cash provided / (used) by financing activities	181,769	(202,069)

Net increase in cash and cash equivalents	199,882	94,423
Cash and cash equivalents, beginning of period	145,346	50,923

Cash and cash equivalents, end of period	$345,228	$145,346

Supplemental disclosure of cash flow information

Cash paid for interest	$178,201	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash financing activities

Adjustment to deferred franchise fees related to prior period	$196,478	$-
Preferred stock issued in exchange for common stock	$4,496	$-
Property and equipment acquired through accounts payable	$226,000	$-
Acquisition of Fat Patty’s franchise with note payable and deferred compensation liability	$852,000	$-
Property and equipment acquired with capital lease	$11,500,000	$-

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

ARC Group, Inc., a Nevada corporation (the “Company”), was incorporated in April 2000. The Company’s business is focused primarily on the development of the Dick’s Wings & Grill® franchise (“Dick’s Wings”) and Fat Patty’s® concept (“Fat Patty’s”) and the acquisition of financial interests in other restaurant brands. The Dick’s Wings concept is currently comprised of its traditional Dick’s Wings restaurants and non-traditional units like the Dick’s Wings concession stands that the Company has at TIAA Bank Field (formerly EverBank Field) and Jacksonville Veterans Memorial Arena in Jacksonville, Florida. The Fat Patty’s concept is currently comprised of its traditional Fat Patty’s restaurants.

On August 30, 2018, the Company closed upon an asset purchase agreement for Fat Patty’s. Fat Patty’s is comprised of four company-owned restaurants located at 1442 Winchester Avenue, Ashland, Kentucky 41101, 5156 WV 34, Hurricane, West Virginia 25526, 3401 Rt. 60 East, Barboursville, West Virginia 25504, and 1935 Third Avenue, Huntington, West Virginia 25702 (collectively, the “Fat Patty’s Restaurants”). A description of the Company’s acquisition of Fat Patty’s is set forth herein under Note 5. – Acquisition of Fat Patty’s.

On October 30, 2018, the Company entered into an agreement to acquire the Tilted Kilt Eatery and Pub® restaurant franchise (“Tilted Kilt”). The Tilted Kilt franchise is comprised of 29 restaurants operating in 15 states and Canada, of which two are company owned and operated and the remaining 27 are franchise locations. A description of the transaction is set forth herein under Note 6. Agreement to Acquire Tilted Kilt.

On November 7, 2018, the Company became a franchisee of a Tilted Kilt restaurant located in Gonzales, Louisiana.

At December 31, 2018, the Company had 21 Dick’s Wings restaurants and three Dick’s Wings concession stands. Of the 21 restaurants, 16 were located in Florida and five were located in Georgia. The Company’s concession stands were also located in Florida. Four of the Company’s restaurants were owned by the Company, and the remaining 17 restaurants were owned and operated by franchisees. The Company’s concession stands were also owned by the Company. In addition, the Company had four Fat Patty’s restaurants at December 31, 2018. Of the four restaurants, three were located in West Virginia and one was located in Kentucky. All four of the restaurants were owned by the Company. The Company also had its Tilted Kilt restaurant in Louisiana for which it serves as a franchisee.

Note 2. Significant Accounting Policies

This summary of significant accounting policies is provided to assist the reader in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes thereto are representations of the Company’s management. The Company’s management is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Restatement

The Company has restated its previously issued consolidated statement of operations for the year ended December 31, 2017. The impact of the restatement is more specifically described herein under Note 20. Restatement of Previously Issued Consolidated Financial Statements.

Basis of Presentation

The Company’s consolidated financial statements have been prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. All intercompany accounts and transactions were eliminated in consolidation.

Going Concern

The company concluded that facts existed that created an uncertainty about the Company’s ability to continue as a going concern as of December 31, 2016. The Company generated net income of $344,740 and cash flows from operations of $248,345 during the year ended December 31, 2017. While the Company had a working capital deficit of $2,784,844 at December 31, 2018 and a net loss of $282,483 during the year ended December 31, 2018, it generated cash flows from operations of $478,238 during the year ended December 31, 2018. The improvement in cash flows during the year ended December 31, 2017 was due primarily to the Company’s acquisition of two Company-owned Dick’s Wings restaurants in December 2016. The improvement in cash flows during the year ended December 31, 2018 was due primarily to the Company’s acquisition of Fat Patty’s in August 2018. In addition, the Company has received continued financial support from related parties during the years ended December 31, 2018 and 2017. As a result of these factors, the Company concluded that the substantial doubt about its ability to continue as a going concern had been alleviated as of December 31, 2018 and 2017.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for the 2017 fiscal year have been reclassified to conform to the 2018 fiscal year presentation. These reclassifications did not result in any change to the previously reported total assets, net income or stockholders’ deficit.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Segment Disclosure

The Company has both Company-owned restaurants and franchised restaurants, all of which operate in the full-service casual dining industry in the United States. Pursuant to the standards of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), the Company’s Chief Executive Officer, who comprises the Company’s Chief Operating Decision Maker (“CODM”) function for the purposes of ASC 280, concluded that the Company has two segments for reporting purposes, which are Company-owned restaurants and franchise operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less on the date of purchase to be cash equivalents in accordance with ASC Topic 305, Cash and Cash Equivalents.

Accounts Receivable

Accounts receivable are recorded in accordance with ASC Topic 310, Receivables. Accounts receivable consists primarily of credit card receivables, receivables for leasehold improvements, royalties and franchise fees due from franchisees, and vendor allowances. Accounts receivable, net of the allowance for doubtful accounts, represents the estimated net realizable value of the Company’s accounts receivable. The allowance for doubtful accounts is the estimate of the probable credit losses in the Company’s accounts receivable based on a review of account balances. Provisions for doubtful accounts are recorded based on historical collection experience, the age of the receivables and current economic conditions. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

The accounts receivable balances at December 31, 2018 and 2017 were comprised primarily of credit card sales by Company-owned restaurants, royalties due from the Company’s franchisees, and sales proceeds due from the concessionaire of the Company’s concessions stands, all of which the Company collected in full in January 2019 and 2018, respectively. Accordingly, the allowance for doubtful accounts was zero at December 31, 2018 and 2017.

Other Receivables

Other receivables was comprised primarily of receipts from credit card sales by Company-owned Fat Patty’s restaurants that occurred after the Company completed the acquisition of Fat Patty’s that were held by the former owner of Fat Patty’s, all of which are expected to be collected in full by the Company during the next 12 months.

Inventory

Inventory consists primarily of food and beverage products and is accounted for at the lower of cost or net realizable value using the first in, first out method of inventory valuation in accordance with ASC Topic 330, Inventory. Cash flows related to inventory sales are classified in net cash used by operating activities in the consolidated statements of cash flows.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Intangible Assets, Net

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. The intangible assets were comprised of a tradename and a non-compete agreement. The Company amortizes the non-compete agreement on a straight-line basis over the expected period of benefit, which is five years. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The Company recognized $2,275 of amortization expense for the non-compete agreement during the year ended December 31, 2018.

Property and Equipment, Net

Property and equipment is recorded at cost, less accumulated depreciation, in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Depreciation is calculated using the straight-line basis over the estimated useful lives of the assets. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, with consideration of renewal options if renewals are reasonably assured because failure to renew would result in an economic penalty, or the estimated useful lives of the assets. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. The cost of major improvements to the Company’s property and equipment are capitalized. The cost of maintenance and repairs that do not improve or extend the life of the applicable assets is expensed as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reported in the period realized.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

General Advertising Fund

The Company has established a general advertising fund that it uses to pay for advertising costs, sales promotions, market research and other support functions intended to maximize general public recognition and acceptance of the Dick’s Wings franchise. Company-owned and franchised restaurants are required to contribute at least 1%, but not more than 2%, of their gross revenue to the Company’s general advertising fund. Prior to January 1, 2018, contributions made by franchisees to the general advertising fund and marketing and advertising expenses paid by the general advertising fund were not recognized as revenue and expenses. They instead constituted agency transactions. These contributions were recorded as a liability against which specific costs were charged during the year ended December 31, 2017. The Company accounts for cash and cash equivalents held by the general advertising fund as restricted cash on its consolidated balance sheets. The restricted cash of this fund is classified as current if it is expected to be utilized to fund short-term obligations of the general advertising fund. The Company did not have any restricted cash at December 31, 2018 or 2017. Contributions made by franchisees to the general advertising fund and marketing and advertising expenses paid by the general advertising fund were recognized as revenue and expenses during the year ended December 31, 2018.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Other Payables

Other payables was comprised primarily of accounts payable owed to the former owner of Fat Patty’s for alcohol and other items purchased by him in connection with the operation of the concept.

Revenue Recognition

On January 1, 2018, the Company adopted the provisions of ASC Topic 606, Revenue From Contracts With Customers (“ASC 606”). ASC 606 supersedes the current revenue recognition guidance, including industry-specific guidance. ASC 606 provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.

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

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. As a result of the adoption of ASC 606, the Company recognized deferred franchise fees in the amount of $196,478 on its consolidated balance sheet as of January 1, 2018 and an increase in its accumulated deficit by the same amount on that date. The Company recognized a total of $131,244 of deferred franchise fees as income during the year ended December 31, 2018. Accordingly, the carrying value of the Company’s deferred franchised fees was $65,234 at December 31, 2018.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to the Company’s general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in the Company’s consolidated financial statements. Under ASC 606, the Company records contributions to and expenditures by the fund as revenue and expenses within the Company’s consolidated financial statements. The Company recognized contributions to and expenditures by the fund of $189,362 during the year ended December 31, 2018.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Gift Card Funds

Additionally, ASC 606 impacted the accounting for transactions related to the Company’s gift card program. Under previous guidance, estimated breakage income on gift cards was deferred until it was deemed remote that the unused gift card balance would be redeemed. Under ASC 606, breakage income on gift cards is recognized as gift cards are utilized. The effect of this change on the Company’s consolidated financial statements was negligible.

Impact on Financial Statements

The following table summarizes the impacts of adopting ASC 606 on the Company’s consolidated financial statements as of and for the year ended December 31, 2018:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Consolidated Balance Sheet
Deferred franchise fees	$13,718	$(13,718)	$—	$—
Total current liabilities	4,082,140	(13,718)	—	4,068,422
Deferred franchise fees, net of current portion	51,516	(51,516)	—	—
Total liabilities	15,343,802	(51,516)	—	15,292,286
Accumulated deficit	(5,247,553)	65,234	—	(5,182,319)
Total stockholders’ deficit	(670,465)	65,234	—	(605,231)

Consolidated Statement of Operations
Franchise and other revenue	$922,124	$(84,454)	$(156,796)	$680,874
Franchise and other revenue – related party	204,391	(46,790)	(32,566)	125,035
Total revenue	9,500,537	(131,244)	(189,362)	9,179,931
General and administrative expenses	718,563	—	(189,362)	529,201
Total operating expenses	10,279,181	—	(189,362)	10,089,819
Loss from operations	(778,644)	(131,244)	—	(909,888)
Net loss	(282,483)	(131,244)	—	(413,727)

Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(282,483)	$(131,244)	$—	$(413,727)
Changes in operating assets and liabilities:
Deferred franchise fees	(131,244)	131,244	—	—

ARC Group, Inc.

Notes to Consolidated Financial Statements

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Primary Geographic Markets
Florida	$5,011,328	$4,057,755
Georgia	504,983	199,822
Kentucky	856,981	—
Louisiana	185,742	—
West Virginia	2,941,503	—
Total revenue	$9,500,537	$4,257,577

Sources of Revenue
Restaurant sales	$8,374,022	$3,424,865
Royalties	787,189	829,069
Franchise fees	131,244	—
Advertising fund fees	189,362	—
Other revenue	18,720	3,643
Total revenue	$9,500,537	$4,257,577

Contract Balances

The following table presents changes in deferred franchise fees as of and for the year ended December 31, 2018:

Total Liabilities
Deferred franchise fees at January 1, 2018	$196,478
Revenue recognized during the period	(131,244)
New deferrals due to cash received	—
Deferred franchise fees at December 31, 2018	$65,234

ARC Group, Inc.

Notes to Consolidated Financial Statements

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at December 31, 2018:

Year	Franchise Fees Recognized
2019	$13,718
2020	12,000
2021	10,926
2022	9,000
2023	6,637
Thereafter	12,953
Total	$65,234

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

Marketing and Advertising

Contributions to the national advertising fund related to Company-owned restaurants are expensed as contributed and local advertising costs for Company-owned restaurants are expensed as incurred. All other marketing and advertising costs are expensed as incurred. The Company incurred $423,911 and $90,120 for marketing and advertising costs during the years ended December 31, 2018 and 2017, respectively.

Start-Up Costs

Start-up costs consists of costs associated with the opening of new Company-owned restaurants and varies based on the number of new locations opening and under construction. These costs are expensed as incurred in accordance with ASC Topic 720, Other Expenses.

Sales Taxes

Sales taxes collected from customers are excluded from revenue. Sales taxes payable are included in accrued expenses until the taxes are remitted to the appropriate taxing authorities in accordance with ASC Topic 450, Contingencies (“ASC 450”).

ARC Group, Inc.

Notes to Consolidated Financial Statements

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized in the future. In determining whether a valuation allowance is required, the Company takes into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of $562,318 and $592,360 at December 31, 2018 and 2017, respectively.

Net deferred tax assets were comprised of the following at December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Net operating loss carryforwards	$644,568	$527,100
Accruals	93,247	65,260
Deferred tax liabilities:
Gain on bargain purchase	(156,624)	—
Valuation allowance	(581,191)	(592,360)
Net deferred tax assets	$—	$—

The Company had net operating loss carry-forwards of approximately $2,568,000 and $2,100,000 at December 31, 2018 and 2017, respectively, that may be offset against future taxable income. No tax benefit has been reported in the consolidated financial statements for the Company’s 2018 and 2017 fiscal years because the potential tax benefit is offset by a valuation allowance of the same amount. The Company had no uncertain tax positions at December 31, 2018 and 2017.

Effective January 1, 2018, the federal corporate income tax rate was decreased from 34% to 21%. The effect of this change on deferred taxes and the valuation allowance at December 31, 2017 was $244,147. In connection with the completion and filing of its income tax return with the Internal Revenue Service, the Company’s net operating loss carry-forward changed, resulting in an increase to deferred taxes and the valuation allowance of $77,097, bringing the total effect of the change on deferred taxes and the valuation allowance to 321,244 at December 31, 2017. The valuation allowance as of December 31, 2018 and 2017 includes $82,753 and $105,629, respectively, of net operating loss carry forwards that relate to stock compensation expense for income tax reporting purposes that upon realization, would be recorded as additional paid-in capital. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.

ARC Group, Inc.

Notes to Consolidated Financial Statements

A reconciliation of the difference between the provision for income taxes and income taxes at the statutory U.S. federal income tax rate for the years ended December 31, 2018 and 2017 is as follows:

	December 31, 2018	December 31, 2017
Income tax provision at statutory rate	$(59,321)	$123,612
State income taxes	(11,582)	14,906
Stock compensation expense	82,753	105,629
Effect of change in federal tax rate	—	244,147
Other	—	11,904
Return to provision net operating loss adjustment	—	77,097
Change in valuation allowance	(11,850)	(577,295)
Net tax provision	$—	$—

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

On July 31, 2017, Seenu G. Kasturi, who on December 31, 2018 served as the Company’s President, Chief Financial Officer and Chairman of its board of directors, purchased 2,647,144 shares of the Company’s common stock, which represented approximately 38.4% of the outstanding shares of the Company’s common stock on that date, from William D. Leopold. This transaction has been deemed to have resulted in a change in ownership of the Company pursuant to Internal Revenue Code Section 382. As a result, the Company can utilize up to $120,000 of pre-ownership change net operating loss carryforwards each year.

Subsequent ownership changes could further affect the limitation in future years. These annual limitation provisions may result in the expiration of certain net operating losses and credits before utilization.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”) establishing ASC Topic 842, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in the lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. Lessees will recognize expense based on the effective interest method for finance leases or on a straight-line basis for operating leases. The FASB subsequently issued several other Accounting Standards Updates, including ASU 2018-11 and ASU 2018-12, which among other things provide for a practical expedient related to the recognition of the cumulative effective on retained earnings resulting from the adoption of the pronouncements. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018. The Company expects the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements, but has not yet performed the analysis necessary to determine the amount by which the adoption of ASU 2016-02 will impact its consolidated financial statements.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). ASU 2016-18 provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a more robust framework to use in determining when a set of assets and activities is considered a business. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for certain transactions. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”). ASU 2018-05 provides guidance on accounting for the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Act”), which impacts U.S. corporate tax rates, business-related exclusions, and deductions and credits. The Act also has tax consequences for many companies that operate internationally. The guidance in ASU 2018-05 addresses situations in which the accounting for certain income tax effects of the Act is incomplete by the time financial statements are issued for the reporting period that includes the enactment date of December 22, 2017. The new guidance requires companies to report provisional amounts if a reasonable estimate of the tax impact can be determined. If a provisional amount cannot be reasonably determined, the entity should continue to apply ASC Topic 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. The adoption of ASU 2018-05 did not have a material impact on the Company’s consolidated financial statements.

The Company reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the Company’s consolidated financial statements as a result of future adoption.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at December 31, 2018 were excluded from the computation of diluted net loss per share for the year ended December 31, 2018 because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the year ended December 31, 2018. The Company did not have any securities outstanding at December 31, 2017 that were exercisable or convertible into shares of the Company’s common stock. As a result, basic net income per share was equal to diluted net income per share for the year ended December 31, 2017.

Note 4. Acquisition of Seediv

On December 19, 2016, the Company acquired all of the issued and outstanding membership interests of Seediv, LLC, a Louisiana limited liability company (“Seediv”), for $600,000 and an earn-out payment. Seediv is the owner and operator of the Dick’s Wings & Grill restaurant located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida (the “Nocatee Restaurant”) and the Dick’s Wings & Grill restaurant located at 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida (the “Youngerman Circle Restaurant”; together with the Nocatee Restaurant, the “Nocatee and Youngerman Circle Restaurants”). The closing of the acquisition occurred simultaneously with the execution of the membership interest purchase agreement by the Company and Mr. Kasturi on December 19, 2016.

In connection with the acquisition of Seediv, the Company agreed to make an earnout payment to Mr. Kasturi and recorded $20,897 of contingent consideration as the estimated initial fair value of the earnout payment. A description of the manner by which the earnout payment was valued is set forth herein under Note 10. Fair Value Measurements. As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company made a payment of $144,326 to Mr. Kasturi with respect to the earnout payment during the year ended December 31, 2018. Accordingly, the outstanding balance of contingent consideration was $55,356 and $199,682 at December 31, 2018 and 2017, respectively.

Note 5. Acquisition of Fat Patty’s

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

The acquisition of Fat Patty’s was accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with the Company considered the acquirer of Fat Patty’s. In accordance with ASC 805, the assets acquired and the liabilities assumed have been measured at fair value based on a report issued by a third-party valuation firm with the remaining purchase price, if any, recorded as goodwill.

For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed as reflected in the Company’s consolidated financial statements, the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) has been applied, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company incurred $82,929 of acquisition-related transaction costs. Under ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Accordingly, the Company recognized $82,929 of acquisition-related transaction costs during the year ended December 31, 2018. The acquisition-related transaction costs were recorded in general and administrative expenses.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The assets acquired and liabilities assumed were comprised of the following:

Cash	$7,100
Inventory	91,424
Intangible assets	788,840
Equipment	614,295
Total assets acquired	1,501,659

Gift card liabilities	(24,707)
Total liabilities assumed	(24,707)

Gain on bargain purchase	(624,952)
Net assets acquired with note payable and deferred compensation liability	$852,000

The estimates of fair values recorded are Level 3 inputs that have been determined by management based upon various market and income analyses and recent asset appraisals. The Company made certain adjustments to the amounts initially allocated to intangible assets and gift card liabilities after evaluating additional information that was present on the date the acquisition was completed.

The fair value of the identifiable assets acquired and liabilities assumed of $1,476,952 exceeded the purchase price of Fat Patty’s by $624,952. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $624,952 during the year ended December 31, 2018 in connection with the acquisition. The Sellers of Fat Patty’s received cash without any earnouts or indemnification holdbacks, which was the primary motivation for the sale of Fat Patty’s. This was the primary reason the acquisition resulted in a bargain purchase. The gain was recorded in the other income in the Company’s consolidated statements of operations.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table summarizes certain financial information for the years ended December 31, 2018 and 2017 contained in the Company’s consolidated financial statements and certain unaudited pro forma financial information for the years ended December 31, 2018 and 2017 as if the acquisition of Fat Patty’s had occurred on January 1, 2017:

	Year Ended December 31, 2018 (Unaudited)	Year Ended December 31, 2017 (Unaudited)
Revenue	$17,352,358	$15,927,114
Income from continuing operations	1,024,359	661,150
Net income	1,520,520	1,090,504
Net income per share – basic	$0.23	$0.16
Net income per share – fully diluted	$0.22	$0.16

The results of operations for Fat Patty’s were included in the Company’s results of operations beginning August 30, 2018. The actual amounts of revenue and net income for Fat Patty’s that are included in the Company’s consolidated statements of operations for the year ended December 31, 2018 were $3,798,484 and $164,182, respectively.

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

Note 6. Agreement to Acquire Tilted Kilt

On October 30, 2018, the Company entered into a Membership Interest Purchase Agreement with SDA Holdings, LLC, a Louisiana limited liability company (“SDA Holdings”), and Fred D. Alexander pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests in SDA Holdings for $10. SDA Holdings is the owner of the Tilted Kilt Pub & Eatery® restaurant franchise. SDA Holdings is owned by Mr. Alexander, who is a member of the Company’s board of directors.

The closing of the transaction is conditioned upon SDA Holdings, Trustee Services Group (the “Custodian”), Seenu G. Kasturi, who served as the Company’s President and Chief Financial Officer and the Chairman of its board of directors as of December 31, 2018, Let’s Eat Incorporated (“Let’s Eat”), the Reilly Group, LLC (the “Reilly Group”) and John Reynauld entering into an amendment to that certain Custodian Agreement, dated June 7, 2018, by an among the parties to add SDA Holdings as a party to the agreement and remove Mr. Kasturi as a party to the agreement, in which event SDA Holdings will be required to deliver to the Custodian a certificate evidencing 718,563 shares of the Company’s common stock. The closing of the transaction is also conditioned upon the Company raising gross proceeds of at least $2,000,000 through the sale of debt or equity securities, as well as other customary closing conditions. Upon closing of this acquisition, the Company will issue 666,667 shares of common stock to Mr. Kasturi, place 718,563 shares of common stock into escrow to replace a like number of shares placed in escrow by Mr. Kasturi, and through a wholly-owned subsidiary, be the obligor under a demand promissory note in favor of Mr. Kasturi in the principal amount of up to $2,500,000.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 7. Inventory

Inventory was comprised of the following at December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Food	$120,426	$23,987
Beverages	90,599	21,430
Total	$211,025	$45,417

Note 8. Property and Equipment, Net

Property and equipment, including capital lease assets, was comprised of the following at December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Land, buildings and improvements	$11,500,000	$—
Leasehold improvements	323,500	69,472
Furniture, fixtures and equipment	1,021,735	78,621
Subtotal	12,845,235	148,093
Less: accumulated depreciation	(307,733)	(48,979)
Total	$12,537,502	$99,114

The land, buildings and improvements of $11,500,000 at December 31, 2018 consisted of gross assets acquired on the capital lease with related depreciation expense and accumulated depreciation of $98,324. Depreciation expense was $252,914 and $17,180 during the years ended December 31, 2018 and 2017, respectively.

Note 9. Intangible Assets

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. Intangible assets include a tradename valued at $770,000 and a non-compete agreement valued at $18,840 for a total of $788,840 on August 30, 2018, which is the date the acquisition of Fat Patty’s was completed. The Company amortizes the non-compete agreement on a straight-line basis over the expected period of benefit, which is five years. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The amount of amortization recognized for the non-compete agreement was $2,275 during the year ended December 31, 2018. Accordingly, the Company had total intangible assets of $786,565 at December 31, 2018. The Company did not have any intangible assets at December 31, 2017.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table presents the future amortization expense to be recognized from the Company’s intangible assets at December 31, 2018:

Year	Amortization Expense to be Recognized
2019	$3,768
2020	3,768
2021	3,768
2022	3,768
2023	1,493
Thereafter	—
Total	$16,565

Note 10. Fair Value Measurements

On January 20, 2014, the Company purchased a 50% ownership interest in Paradise on Wings Franchise Group, LLC, a Utah limited liability company that is the franchisor of the Wing Nutz® brand of restaurants (“Paradise on Wings”). On December 19, 2016, the Company acquired all of the issued and outstanding membership interests of Seediv. A description of the acquisition of Seediv is set forth herein under Note 4. Acquisition of Seediv.

The Company performed a review of its investment in Paradise on Wings at the end of its 2016 fiscal year and determined that an “other-than-temporary” decline in the value of the investment had occurred and that a loss on impairment equal to its then carrying amount should be recognized. In addition, because Paradise on Wings incurred a loss of $440,561 during the period beginning January 1, 2017 and ending September 30, 2017, the carrying amount of the Company’s investment in Paradise on Wings remained unchanged at September 30, 2017. Accordingly, the carrying amount of the Company’s investment in Paradise on Wings was zero at September 30, 2017. On September 30, 2017, the Company sold its 50% ownership interest in Paradise on Wings to Seenu G. Kasturi for $24,000. Paradise on Wings incurred a loss of $440,561 during the period beginning January 1, 2017 and ending September 30, 2017. As a result, the carrying amount of the Company’s investment in Paradise on Wings was zero at September 30, 2017.

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

As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company recognized additional Seediv compensation expense in the amount of $178,785 during the year ended December 31, 2017 in connection with the earnout payment and the liability for the contingent consideration was increased by $178,785 to $199,682 at December 31, 2017. The Company made payments in the amount of $144,326 to Mr. Kasturi with respect to the earnout payment during the year ended December 31, 2018. Accordingly, the outstanding balance of contingent consideration was $55,356 and $199,682 at December 31, 2018 and 2017, respectively.

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at December 31, 2018 and 2017, respectively:

	Level 1	Level 2	Level 3
December 31, 2018	$—	$55,356	$—
December 31, 2017	$—	$199,682	$—

The earnout payment was to be calculated based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the Nocatee and Youngerman Circle Restaurants during the year ended December 31, 2017. As of December 31, 2017, the EBITDA for the Nocatee and Youngerman Circle Restaurants was utilized to compute the ending contingent consideration liability. As a result, the fair value measurement of the contingent consideration represented a Level 2 fair value measurement at December 31, 2018 and 2017 because it was based on other significant observable inputs.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 11. Notes Receivable

In September 2014, the Company made a loan to one of its franchisees in the aggregate original principal amount of $6,329. The loan was for a term of three years, was payable in monthly installments, and did not require the payment of any interest. A total of $25 of principal was outstanding under the loan at December 31, 2017. The loan was paid off in full during the year ended December 31, 2018.

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,136. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,136 line of credit agreement was for a term of two years, was payable in monthly installments beginning January 1, 2017, and did not require the payment of any interest. The loan was repaid in full during the year ended December 31, 2017. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. A total of $414 and $25,944 of principal was outstanding under the loans at December 31, 2018 and 2017, respectively. Interest in the aggregate amount of $715 accrued and was paid in full under the loans during the year ended December 31, 2018. Interest in the aggregate amount of $1,925 accrued under the loans during the year ended December 31, 2017, and payments of interest in the aggregate amount of $2,763 were made under the loans during the year ended December 31, 2017. No accrued interest was outstanding under the loans at December 31, 2018 and 2017.

In September 2016, the Company made a loan to one of its franchisees in the aggregate original principal amount of $13,869. The loan was due and payable in full on November 15, 2018, was payable in monthly installments beginning December 15, 2016, and accrued interest at a rate of 5% per annum beginning October 1, 2016. A total of $13,318 of principal was outstanding under the loan at December 31, 2016. Interest in the aggregate amount of $415 accrued and was paid in full under the loan during the year ended December 31, 2017. The loan was repaid in full during the year ended December 31, 2017.

In October 2017, the Company made a loan to one of its franchisees in the aggregate original principal amount of $7,659. The loan is due and payable in full on December 1, 2020, is payable in monthly installments beginning January 1, 2018, and does not require the payment of any interest. A total of $5,106 of principal was outstanding under the loan at December 31, 2018. The full amount of the loan was outstanding at December 31, 2017.

The carrying value of the Company’s outstanding notes receivable was $5,520 and $33,628 at December 31, 2018 and 2017, respectively, all of which was due from unrelated third parties. Of these amounts, $2,967 and $2,553 were classified as short-term and long-term notes receivable, respectively, at December 31, 2018, and $28,522 and $5,106 were classified as short-term and long-term notes receivable, respectively, at December 31, 2017. The Company generated interest income of $715 and $2,340 during the years ended December 31, 2018 and 2017, respectively. The Company did not have any interest receivable outstanding at December 31, 2018 and 2017.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 12. Debt Obligations

In September 2013, the Company entered into a loan agreement with Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1,000,000. In March 2017, the Company entered into an amendment to the loan agreement with Blue Victory to reduce the maximum amount of funds available under the credit facility from $1,000,000 to $50,000. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. The outstanding principal balance of the credit facility and any accrued and unpaid interest thereon are payable in full on the termination date. All loan requests are subject to approval by Blue Victory. Loans may be prepaid by the Company without penalty and borrowed again at any time prior to the termination date. Blue Victory has the right to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of common stock at a conversion rate equal to: (i) the closing price of the common stock on the date immediately preceding the conversion date if the common stock is then listed on the OTCQB or a national securities exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if the common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of the common stock as determined by the Company and Blue Victory.

As of December 31, 2016, the Company had principal in the amount of $16,103 outstanding under its credit facility with Blue Victory. During the year ended December 31, 2017, the Company borrowed $61,721 under the credit facility and repaid $77,824 to Blue Victory under the credit facility. Accordingly, there was no principal outstanding under the credit facility at December 31, 2017. The Company did not borrow any funds under the credit facility during the year ended December 31, 2018. Accordingly, there was no principal outstanding under the credit facility at December 31, 2018.

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

The Company borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate unsecured loan that it had entered into with Blue Victory during the year ended December 31, 2017. The loan accrues interest at a rate of 6% per annum and is payable on demand. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333 at December 31, 2018.

ARC Group, Inc.

Notes to Consolidated Financial Statements

On August 30, 2018, the Company entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which the Company borrowed $622,929 to help finance the Fat Patty’s Acquisition. A description of the note is set forth herein under Note 5. Acquisition of Fat Patty’s. At the date of the financing, because the effective conversion rate of the convertible note was less than the market value of the Company’s common stock, a beneficial conversion feature of $155,732 was recorded as a discount to the convertible note and an increase to additional paid in capital. The Company recorded a total of $10,442 for amortization of the discount to the convertible note during the year ended December 31, 2018. Accordingly, the amount of unamortized debt discount outstanding was $145,290 at December 31, 2018.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount of $145,290 and excluding capital lease obligations, was $720,178 and $30,503 at December 31, 2018 and 2017, respectively.

Note 13. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at December 31, 2018 and 2017, respectively, of which 6,680,065 and 6,950,869 shares of common stock were outstanding at December 31, 2018 and 2017, respectively, and consisted of 1,000,000 and -0- shares of Series A convertible preferred stock, par value $0.01 per share, at December 31, 2018 and 2017, respectively, of which 449,581 and -0- shares were outstanding at December 31, 2018 and 2017, respectively.

On September 27, 2011, the Company entered into an agreement with a consultant pursuant to which the Company agreed to issue 142,857 shares of its common stock to the consultant as payment for consulting services to be performed by the consultant during a term commencing on the date of the agreement and ending June 30, 2012. The shares were valued at the closing price of the Company’s common stock on the date of grant for total consideration of $150,000. The Company recognized $150,000 of stock compensation in connection therewith and credited stock subscription payable. The Company had not issued any of the shares to the consultant as of December 31, 2017. Accordingly, the Company had an outstanding balance of $150,000 in stock subscriptions payable at December 31, 2017.

As of December 31, 2017, in accordance with ASC 450, the Company determined that the probability that the Company would have to issue any shares of common stock to the consultant, or pay any other form of consideration to the consultant, was remote. Accordingly, the Company concluded that the $150,000 of stock subscription payable should be written off as of December 31, 2017. The Company recorded the write-off within other income in its consolidated statements of operations.

In May 2017, the Company entered into an agreement with Maxim Group LLC (“Maxim”) to provide general financial advisory and investment banking services to the Company for a term of one year. Under the terms of the agreement, the Company agreed to pay Maxim $5,000 per month during the term of the agreement and issue 225,000 shares of common stock to Maxim upon the execution of the agreement. The Company recognized $180,000 of stock compensation expense the year ended December 31, 2017.

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

The Company recognized $40,500 of stock compensation expense during the year ended December 31, 2017 in connection with the vesting of the shares of common stock earned by Mr. Kasturi on April 1, July 1 and October 1, 2017 under the employment agreement that he was then a party to with the Company. The Company also recognized $13,353 of stock compensation expense during the year ended December 31, 2017 in connection with the vesting of the shares of common stock to be earned by Mr. Kasturi on January 1, 2018 under the employment agreement that he was then a party to with the Company. This amount was credited to stock subscriptions payable at December 31, 2017.

In January 2018, the Company issued a total of 5,625 shares of its common stock to certain of its franchisees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $9,000 of stock compensation expense in connection therewith during the year ended December 31, 2018.

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

In May 2018, the Company issued a stock option to an employee that is exercisable into 30,000 shares of common stock. The shares were valued on the date of grant by using the Black-Scholes pricing model. The Company recognized $10,002 of stock compensation expense during the year ended December 31, 2018 in connection with the vesting of the option.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In May 2018, the Company provided an employee with the right to receive $33,000 in cash or 20,000 shares of shares of the Company’s common stock on May 15, 2021. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant and remeasured as of December 31, 2018. In accordance with ASC 718, as the employee is able to settle the right in either cash or common stock, the Company recognized $6,254 of stock compensation expense in connection therewith during the year ended December 31, 2018 and recorded a corresponding liability which has been recorded in accounts payable and accrued expenses within the Company’s consolidated balance sheets.

In June 2018, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which the Company issued Mr. Kasturi 449,581 shares of Series A convertible preferred stock in exchange for 449,581 shares of common stock held by Mr. Kasturi. Upon receipt of the shares of common stock from Mr. Kasturi, the shares were retired and restored to the status of authorized and unissued shares of common stock. Accordingly, the number of shares of common stock outstanding immediately after the transaction was completed decreased from 6,974,008 shares to 6,524,427 shares. No expense was recognized by the Company during the year ended December 31, 2018 in connection with the transaction.

In August 2018, the Company entered into an agreement with a firm to provide investor relations services to the Company. Under the terms of the agreement, the Company agreed to pay the firm $12,250 and issue 3,500 shares of common stock to the firm upon the execution of the agreement as compensation for services to be performed during the months of August and September 2018. The Company agreed to pay the firm $7,000 and issue 1,500 shares of common stock each month thereafter during the remainder of the term of the agreement. The Company recognized $11,685 of stock compensation expense under the agreement during the year ended December 31, 2018.

In September 2018, the Company entered into an agreement with Maxim to provide investment banking and mergers and acquisition services to the Company for a term of one year. Under the terms of the agreement, the Company agreed to pay Maxim $7,500 per month during the term of the agreement and issue 125,000 shares of common stock to Maxim upon the execution of the agreement. The Company recognized $245,000 of stock compensation expense under the agreement during the year ended December 31, 2018.

The Company recognized $40,647 of stock compensation expense during the year ended December 31, 2018 in connection with the vesting of the shares of common stock earned by Mr. Kasturi on January 1, April 1, July 1 and October 1, 2018 under the employment agreement that he was then a party to with the Company. The Company also recognized $13,353 of stock compensation expense during the year ended December 31, 2018 in connection with the vesting of the shares of common stock to be earned by Mr. Kasturi on January 1, 2019 under the employment agreement that he was then a party to with the Company. This amount was credited to stock subscriptions payable at December 31, 2018.

The Company recognized a total of $329,688 and $247,240 for stock compensation expense during the years ended December 31, 2018 and 2017, respectively. The Company had a total of $15,453 and $26,853 of stock subscription payable outstanding at December 31, 2018 and 2017, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 14. Stock Options and Warrants

The Company issued one stock option during the year ended December 31, 2018. The stock option is exercisable into 30,000 shares of common stock at an exercise price of $1.49 and vests in three equal annual installments commencing on the first anniversary of the date of issuance. The shares were valued on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC Topic 718. This stock option was the only stock option outstanding during the year ended December 31, 2018. The Company did not issue any stock options during the year ended December 31, 2017, and there were no stock options outstanding during the year ended December 31, 2017. The Company did not issue any warrants exercisable into shares of the Company’s common stock during the years ended December 31, 2018 and 2017, there were no warrants outstanding during the years ended December 31, 2018 and 2017.

Note 15. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 31, 2018, 142,858 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in August 2021. On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc. 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 31, 2018, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in June 2024.

Note 16. Commitments and Contingencies

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

Operating Leases

Company Headquarters

In January 2015, the Company entered into a lease with Crescent Hill Office Park for its corporate headquarters located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida. The lease provided for an initial monthly rent payment of $1,806 and expired on December 31, 2017, at which time it converted to a month-to-month lease.

In January 2018, the Company entered into a new, month-to-month lease with Crescent Hill Office Park for its corporate headquarters located at 6327-4 Argyle Forest Boulevard, Jacksonville, Florida. The lease provided for an initial monthly rent payment of $2,063 and continued in place until it terminated on December 31, 2018.

On November 15, 2018, the Company entered into a triple net lease with the Kasturi Children’s Trust (the “Trust”) for its new corporate headquarters located at 1409 Kingsley Ave., Ste. 2, Orange Park, Florida. The lease is for a term of 60 months and provides for rent payments in the amount of $4,000 per month. The Trust is an irrevocable trust for which the children of Seenu G. Kasturi are the beneficiaries. The trustee of the Trust is an unrelated third party.

Nocatee Restaurant

In October 2013, DWG Acquisitions, LLC, a Louisiana limited liability company (“DWG Acquisitions”), entered into a triple net shopping center lease with NTC-REG, LLC (“NTC-REG) for the Nocatee Restaurant. The lease provides for an initial monthly rent payment of $1,100 and an additional annual rent payment equal to the amount by which 6% of the restaurant’s annual gross sales exceeds the aggregate monthly rent payments accrued during the applicable year. The lease has an initial term of 53 months and provides DWG Acquisitions with an option to extend the lease by an additional term of 60 months. The lease was assumed by Seediv when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of that certain asset purchase agreement, dated December 1, 2016, by and between Seediv and DWG Acquisitions (the “Seediv Purchase Agreement”).

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

Youngerman Circle Restaurant

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR, LLC, a Louisiana limited liability company (“Raceland QSR”), which is a related party, for the Youngerman Circle Restaurant. The lease provides for a monthly rent payment equal to 7% of the restaurant’s monthly net sales. The lease has an initial term of 10 years and renews automatically for additional one-year terms unless prior written notice is provided by either party. The lease was assumed by Seediv when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of the Seediv Purchase Agreement.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

Valdosta Dick’s Wings Restaurant

On December 31, 2017, DWAG Valdosta, LLC, a Georgia limited liability company that is a wholly-owned subsidiary of the Company (“DWAG Valdosta”), entered into a triple net lease with PLD, L.L.L.P., a Georgia limited liability company, for the Dick’s Wings and Grill restaurant located at 153 Baytree Road, Valdosta, Georgia. The lease provides for monthly rent payments of $3,333 for the first two years and $5,000 for the following three years, plus an additional annual rent payment equal to the amount by which 6% of the restaurant’s annual gross sales exceeds $1,000,000. The lease has an initial term of five years and provides the Company with an option to extend the lease for two additional five-year periods.

Panama City Beach Dick’s Wings Restaurant

On July 1, 2015, DWG Acquisitions entered into a lease Arquette Development Corporation, a Florida corporation (“Arquette Development”), for the Dick’s Wings and Grill restaurant located at 1136 Thomas Drive, Panama City Beach, Florida (the “Panama City Lease”). The lease provided for rent payments of $5,000 plus an additional annual rent payment equal to the amount by which 6% of the restaurant’s annual gross sales exceeds $1,200,000. The lease had an initial term of three years and provided DWG Acquisitions with an option to extend the lease for three additional three-year periods. The lease expired on June 30, 2018 and was not renewed by DWG Acquisitions. Upon the expiration of the lease, DWG Acquisitions entered into a month-to-month tenancy with Arquette Development pursuant to which DWAG PCB, LLC, a Florida limited liability company that is a wholly-owned subsidiary of the Company (“DWAG PCB”), makes monthly rent payments of $3,000 to Arquette Development on behalf of DWG Acquisitions.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Tallahassee Dick’s Wings Restaurant

On May 1, 2018, DWAG Tallahassee, LLC, a Florida limited liability company that is a wholly-owned subsidiary of the Company (“DWAG Tallahassee”), entered into a triple net lease with Bannerman Crossings III, LLC, a Florida limited liability company, for a Dick’s Wings and Grill restaurant to be located at 3427 Bannerman Rd., Suite 104, Tallahassee, Florida. The lease provides for no rent during the first year of the lease, followed by monthly rent payments equal to 6% of the restaurant’s monthly gross sales for each month remaining under the lease. The lease has an initial term of 10 years and provides the Company with an option to extend the lease for two additional five-year periods. Bannerman Crossings agreed to loan DWAG Tallahassee $250,000 to be used for tenant improvements to the property. DWAG has the right to terminate the lease at the end of the 42nd month of the initial term in the event if gross sales during the period commencing on the first day of the 25th month of the initial term and ending on the last day of the 36th month of the initial term are less than $1,400,000.

Gonzalez Tilted Kilt Restaurant

On September 25, 2018, TK Gonzales LA, LLC, a Louisiana limited liability company that is a wholly-owned subsidiary of the Company (“TK Gonzales”), entered into a triple net lease with Acadiana Development of Gonzales, LLC, a Louisiana limited liability company, for the Tilted Kilt restaurant located at 2838 Outfitter’s Drive, Gonzales, Louisiana. The lease provides for initial monthly rent payments of $12,000 that increase to $17,600 during the term of the lease. The lease has an initial term of 10 years and provides the Company with an option to extend the lease for two additional five-year periods.

Rent expense under the operating leases was $341,124 and $262,350 during the years ended December 31, 2018 and 2017, respectively, and was comprised of the following:

	December 31, 2018	December 31, 2017
Straight-lined minimum rent	$340,657	$194,770
Contingent rent	467	67,580
Total	$341,124	$262,350

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table presents future minimum annual lease payments under the operating leases as of December 31, 2018:

Year	Future Minimum Lease Payments
2019	$466,314
2020	495,892
2021	521,565
2022	534,192
2023	417,344
Thereafter	2,976,232
Total	$5,411,539

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

The Company determined that the Master Lease is a capital lease. The Company recorded a capital lease asset and capital lease obligation of $11,500,000 in its consolidated balance sheets that was equal to the present value of the Company’s future minimum leaseback payments. The outstanding balance of the capital lease obligation was $11,385,910 at December 31, 2018, of which $171,411 represented the short-term portion of the capital lease obligation and $11,214,499 represented the long-term portion of the capital lease obligation.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table presents the future annual minimum lease payments to be recognized under the capital lease as of December 31, 2018:

Year	Future Minimum Lease Payments
2019	$881,990
2020	897,425
2021	913,130
2022	929,110
2023	945,369
Thereafter	15,924,033
Total	20,491,057
Less: portion representing interest	(9,105,147)
Present value of lease payments	$11,385,910

The following table presents the future obligations under the capital lease at December 31, 2018:

Year	Future Lease Obligations Recognized
2019	$175,764
2020	202,944
2021	232,148
2022	263,512
2023	297,180
Thereafter	10,214,362
Total	$11,385,910

The land, buildings and improvements of $11,500,000 included within property and equipment in Note 8. Property and Equipment, Net at December 31, 2018 consisted of gross assets acquired on the capital lease. The gross amount of all future payments under the lease was $20,491,057 at December 31, 2018, of which $9,105,147 was for interest. Depreciation expense and accumulated depreciation were approximately $98,324 during the year ended December 31, 2018. Interest expense was $178,201 during the year ended December 31, 2018.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table presents the future minimum annual payments under the sponsorship agreement as of December 31, 2018:

Year	Minimum Annual Payments
2019	$204,000
2020	208,080
2021	212,240
2022	216,490
2023	—
Thereafter	—
Total	$840,810

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

Note 17. Related-Party Transactions

Except as otherwise set forth below, all of the following transactions are with Seenu G. Kasturi or an entity affiliated with Mr. Kasturi. On January 18, 2017, Mr. Kasturi was appointed as the Company’s President, Chief Financial Officer and Chairman of the Company’s board of directors. As of December 31, 2018, Mr. Kasturi was the beneficial owner of 26.6% of the Company’s common stock and 100% of the Company’s Series A convertible preferred stock, collectively representing 89.3% of the voting power of the Company’s capital stock.

Seenu G. Kasturi has served as Vice President and Controller of TKFO since June 2018. He has owned all of the outstanding membership interests in DWG Acquisitions and Raceland QSR and has served as the President, Treasurer and Secretary of DWG Acquisitions and Raceland QSR, since their formation in 2013 and 2012, respectively. Mr. Kasturi has owned 90% of the equity interests in Blue Victory and has served as its President, Treasurer, Secretary and sole member of its board of directors since its formation in 2009. He also owned all of the outstanding membership interests in Seediv, and served as its President, Treasurer and Secretary, from its formation in July 2016 to December 19, 2016, the date the Company acquired Seediv.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Employment Agreements

In January 2013, the Company entered into an employment agreement with Richard W. Akam in connection with his appointment as the Company’s Chief Operating Officer. As of December 31, 2018, Mr. Akam served as the Company’s Chief Executive Officer, Chief Operating Officer and Secretary. A description of the employment agreement is set forth herein under Note 16. Commitments and Contingencies – Employment Agreements and Note 21. Subsequent Events.

In January 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of the board of directors and, in connection therewith, entered into an employment agreement with Mr. Kasturi. A description of the employment agreement is set forth herein under Note 16. Commitments and Contingencies – Employment Agreements and Note 21. Subsequent Events.

Sponsorship Agreements

In September 2016, the Company terminated its subcontractor concession agreements with Levy and Ovations and the related assignment agreements with DWG Acquisitions, and entered into a sub-concession agreement with Jacksonville Sportservice and DWG Acquisitions with respect to the two concession stands previously covered by the Levy and Ovations subcontractor concession agreements. The Company concurrently assigned all of its rights and obligations under the sub-concession agreement to DWG Acquisitions in return for a fee equal to the income generated by the concession stands less all expenses incurred by the concession stands for each full or partial month during which the concession agreement is in effect. In October 2017, the Company entered into a termination agreement with DWG Acquisitions whereby the Company terminated the assignment to DWG Acquisitions. DWG Acquisitions incurred net expenses of $2,680 under the assignment agreement during the year ended December 31, 2017.

Financing Transactions

The Company is a party to a credit facility with Blue Victory. A description of the credit facility is set forth herein under Note 12. Debt Obligations.

The Company borrowed funds from, and repaid funds to, Blue Victory under a separate loan that it had entered into with Blue Victory during the year ended December 31, 2017. A description of the loan is set forth herein under Note 12. Debt Obligations.

Leases

In October 2013, DWG Acquisitions entered into a triple net shopping center lease with NTC-REG, LLC (“NTC-REG) for the Nocatee Restaurant. A description of the lease is set forth herein under Note 16. Commitments and Contingencies – Operating Leases. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions, and became the Company’s obligation when the Company acquired Seediv on December 19, 2016. On April 1, 2017, DWG Acquisitions, Seediv and NTC-REG entered into an assignment and assumption & first modification to lease agreement for the Nocatee Restaurant. A description of the agreement is set forth herein under Note 16. Commitments and Contingencies – Operating Leases.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSR for the Youngerman Circle Restaurant. A description of the lease is set forth herein under Note 16. Commitments and Contingencies – Operating Leases. The lease was assumed by Seediv on December 1, 2016 when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions, and became the Company’s obligation when the Company acquired Seediv on December 19, 2016. On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. A description of the lease is set forth herein under Note 16. Commitments and Contingencies – Operating Leases.

On November 15, 2018, the Company entered into a triple net lease with the Kasturi Children’s Trust (the “Trust”) for its new corporate headquarters. A description of the lease is set forth herein under Note 16. Commitments and Contingencies – Operating Leases.

Upon the expiration of the Panama City Lease on June 30, 2018, DWG Acquisitions entered into a month-to-month tenancy with Arquette Development pursuant to which DWAG PCB makes monthly rent payments of $3,000 to Arquette Development on behalf of DWG Acquisitions. A description of the Panama City Lease and DWG Acquisitions’ month-to-month tenancy with Arquette Development is set forth herein under Note 16. Commitments and Contingencies – Operating Leases.

Franchise Agreements

The Company has been a party to several franchise agreements with DWG Acquisitions pursuant to which DWG Acquisitions owned and operated Dick’s Wings restaurants. The terms of these franchise agreements were identical to the terms of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company under the franchise agreements for the Nocatee and Youngerman Circle Restaurants. The Company generated a total of $204,391 and $156,705 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the years ended December 31, 2018 and 2017, respectively. The Company had a total of $1,505 of accounts receivable outstanding from DWG Acquisitions at December 31, 2017, and had a total of $2,280 of ad funds receivable outstanding from DWG Acquisitions at December 31, 2017. The Company did not have any accounts receivable or ad funds receivable outstanding from DWG Acquisitions at December 31, 2018. The Company had a total of $41,512 and $65,349 for accounts payable and accrued expenses outstanding from DWG Acquisitions at December 31, 2018 and 2017, respectively. The Company is no longer a party to any franchise agreements with DWG Acquisitions.

In September 2018, the Company became a franchisee of a Tilted Kilt restaurant located in Gonzales, Louisiana. Richard W. Akam, who serves as the Company’s Chief Operating Officer and Secretary, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as a member of the Company’s board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018. Fred D. Alexander, who serves as a member of the Company’s board of directors, is the owner of SDA Holdings. The Company paid ad fund fees of $2,416 to Tilted Kilt during the year ended December 31, 2018. The Company is not required to pay any royalties or franchise fees to Tilted Kilt under its franchise agreement with Tilted Kilt.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Series A Convertible Preferred Stock

In June 2018, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which the Company issued Mr. Kasturi 449,581 shares of Series A convertible preferred stock in exchange for 449,581 shares of common stock then held by Mr. Kasturi. A description of this transaction is set forth herein under Note 13. Capital Stock.

Acquisitions and Dispositions

On December 19, 2016, the Company acquired all of the outstanding membership interests of Seediv from Seenu G. Kasturi for a purchase price of $600,000 and an earnout payment. The earn-out payment was determined to be $199,682, of which $144,326 had been paid as of December 31, 2018. As part of the transaction, the Company assumed debt owed by Seediv to Blue Victory in the amount of $216,469 which the Company repaid in full during the year ended December 31, 2017. A description of the debt is set forth herein under Note 12. Debt Obligations.

On September 30, 2017, the Company sold its 50% ownership interest in Paradise on Wings to Seenu G. Kasturi for $24,000.

On October 4, 2017, Seediv entered into an agreement for purchase and sale of real estate with Raceland QSR pursuant to which Seediv agreed to purchase the real property located at 6055 Youngerman Circle in Argyle Circle, Jacksonville, Florida from Raceland QSR. The purchase price for the property was to be the lesser of: (i) $2,000,000, or (ii) the appraised value of the property determined by the appraisal completed by the financing source proposed to be utilized by Seediv to finance the acquisition of the property. The agreement provided for the payment by Seediv of a deposit of $10,000 within 10 days of the date of the agreement to an escrow agent to be selected by the parties with the remainder of the purchase price to be paid by Seediv at closing. Seediv had the right to terminate the transaction in the event that certain feasibility studies, the title commitment or the appraisal was unsatisfactory to Seediv, or if Raceland QSR breached any of its representations, warranties, covenants, agreements or obligations under the agreement, in which case the deposit would be returned to Seediv. The closing of the transaction was to occur on December 3, 2017.

On November 30, 2017, Seediv and Raceland QSR entered into an amendment to the agreement pursuant to which the parties agreed to extend the closing date by 60 calendar days. On February 1, 2018, Seediv and Raceland QSR entered into a termination agreement and mutual release with respect to the agreement pursuant to which the parties agreed to terminate the agreement and release each other from any claims arising out of the agreement.

On August 30, 2018, the Company closed upon the asset purchase agreement for Fat Patty’s. In connection therewith, the Company issued a secured convertible promissory note to Seenu G. Kasturi pursuant to which the Company borrowed $622,929 to help finance this acquisition. A description of the promissory note is set forth herein under Note 12. Debt Obligations.

On October 30, 2018, the Company entered into a membership interest purchase agreement with SDA Holdings and Fred D. Alexander pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests in SDA Holdings. A description of this transaction is set forth herein under Note 6. Agreement to Acquire Tilted Kilt. Richard W. Akam, who served as the Company’s Chief Executive Officer, Chief Operating Officer and Secretary as of December 31, 2018, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as one of the Company’s directors, has served as Vice President of Franchise Relations of TKFO since June 2018. Mr. Alexander serves as a member of the Company’s board of directors.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Other Related-Party Arrangements.

Certain part-time employees of the Company are also employed on a part-time basis by various entities affiliated with Seenu G. Kasturi. In addition, excluding the $41,512 of accounts payable and accrued expenses owed to DWG Acquisitions discussed above under – Franchise Agreements, the Company had a total of $189,675 of accounts payable and accrued expenses that were owed to employees and other affiliates of the Company primarily for salaries and other payroll liabilities.

Note 18. Judgments in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. The Company had not paid any part of the judgment or the accrued interest thereon. As a result, the loss was reflected in settlement agreements payable at December 31, 2018 and 2017. Interest expense in the amount of $11,272 accrued on the outstanding balance of the loss during the years ended December 31, 2018 and 2017, respectively. The interest expense was credited to settlement agreements payable. The Company had accrued interest of $81,522 and $70,250 outstanding at December 31, 2018 and 2017, respectively. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $81,522 totaled $276,269 at December 31, 2018. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $70,250 totaled $264,997 at December 31, 2017.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. The outstanding balance of damages sought was reflected in accrued legal contingency at December 31, 2018 and 2017. Interest expense in the amount of $7,829 accrued on the outstanding balance of the accrued legal contingency during the years ended December 31, 2018 and 2017. The interest expense was credited to accrued legal contingency. A total of $41,638 and $33,809 of accrued interest, and $10,586 of other expenses (excluding legal fees), were outstanding at December 31, 2018 and 2017, respectively, resulting in an aggregate potential loss of $163,764 and $155,935 at December 31, 2018 and 2017, respectively. The potential losses of $163,764 and $155,935 were reflected in accrued legal contingency at December 31, 2018 and 2017, respectively. This case is currently pending.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 19. Segment Reporting

The Company has two reportable segments, which are Company-owned restaurants and franchise operations.

Company-Owned Restaurants

Company-owned restaurants consist of several brands that are aggregated into one reportable segment because of the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment, and store level profit margin for each of the brands are similar. The brands are Dick’s Wings and Grill, Fat Patty’s and Tilted Kilt Eatery and Pub. All Company-owned restaurants are casual dining restaurants. There were a total of nine and two company-owned restaurants at December 31, 2018 and 2017, respectively.

Franchise Operations

The Company only offers franchises for the Dick’s Wings brand. All franchised restaurants are casual dining restaurants. Franchises are sold in markets where expansion is deemed advantageous to the development of the Dick’s Wings brand and system of restaurants. The Company enters into franchise agreements with franchisees to build and operate restaurants using the Dicks Wings brand within a defined geographic area. The agreements have a 10-year term and can be renewed for one additional 10-year term.

In exchange for royalty payments, advertising funds, franchise fees and area development fees, the Company provides the franchisees with the use of its Dick’s Wings trademarks and Dick’s Wings system, which includes uniform operating procedures, standards for consistency and quality of products, technical knowledge, and procedures for accounting, inventory control and management. The Company also provides franchisees with assistance with site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques, and restaurant openings. Franchisees generally remit royalty payments weekly for the prior week’s sales. Franchise fees and area development fees are paid upon the signing of the related franchise agreements.

Franchisees are required to operate their restaurants in compliance with their franchise agreements, which includes adherence to operating and quality control standards, procedures and specifications established by the Company. Franchisees are evaluated regularly by the Company for compliance with their franchise agreements through the use of periodic, unannounced, on-site inspections and standard evaluation reports.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

There were a total of 19 and 20 franchised restaurants at December 31, 2018 and 2017, respectively.

Segment Financial Information

Information on segments and a reconciliation of income from operations to net (loss) / income is as follows:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenue
Company-owned restaurants	$8,374,022	$3,424,865
Franchise operations	1,126,515	832,712
Total revenue	$9,500,537	$4,257,577

Net (Loss) / Income
Company-owned restaurants	$174,398	$234,080
Franchise operations	733,696	773,876
Total income from operations	908,094	1,007,956
Corporate and unallocated expenses	(1,190,577)	(663,216)
Net (loss) / income	$(282,483)	$344,740

Depreciation and Amortization
Company-owned restaurants	$251,633	$17,180
Franchise operations	—	—
Corporate	1,281	—
Total	$252,914	$17,180

Capital Expenditures
Company-owned restaurants	$12,658,385	$35,196
Franchise operations	—	—
Corporate	32,917	—
Total	$12,691,302	$35,196

Note 20. Restatement of Previously Issued Consolidated Financial Statements

The Company is restating its audited consolidated financial statements for the year ended December 31, 2017 to correct an error related to the manner by which it recorded $188,086 of food discounts provided to customers and complimentary meals provided to employees. The Company recorded each of these items as an increase to restaurant operating costs – other operating expenses rather than as a reduction to restaurant sales on its consolidated statements of operations. As a result, restaurant sales and restaurant operating costs – other operating expenses were each overstated by $188,086 during the year ended December 31, 2017. The Company has restated its audited consolidated financial statements for the year ended December 31, 2017 for the sole purpose of reducing restaurant sales and restaurant operating costs – other operating expenses by $188,086.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The impact of the restatement on the Company’s consolidated statement of operations for the year ended December 31, 2017 is presented below. The restatement did not have any impact on the Company’s consolidated balance sheet and statement of cash flows as of and for the year ended December 31, 2017.

	For the Year Ended December 31, 2017
Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated
Restaurant sales	$3,612,951	$(188,086)	$3,424,865
Revenue	4,445,663	(188,086)	4,257,577
Restaurant operating costs – other operating expenses	(779,644)	188,086	(591,558)

Note 21. Subsequent Events

On January 1, 2019, Seenu G. Kasturi earned 10,706 shares of the Company’s common stock pursuant to the terms of his employment agreement with the Company.

On January 2, 2019, the Company appointed Seenu G. Kasturi as its Chief Executive Officer. As a result of the appointment, Mr. Kasturi now serves as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Company’s board of directors. In connection therewith, on January 2, 2019, Mr. Kasturi resigned as the Company’s President and Richard W. Akam resigned as the Company’s Chief Executive Officer. Mr. Akam will continue to serve as the Company’s Chief Operating Officer and Secretary.

On January 2, 2019, the Company entered into an amended and restated employment agreement with Mr. Kasturi to serve as the Chief Executive Officer and Chief Financial Officer of the Company. The agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the agreement, Mr. Kasturi will be paid an initial annual base salary in the amount of $350,000. Mr. Kasturi will be eligible to receive increases in salary on January 1st of each subsequent year in the discretion of the Company’s board of directors. He will also be eligible to receive annual bonuses in the discretion of the Company’s board of directors beginning with the Company’s fiscal year ended December 31, 2019. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of the Company.

Pursuant to the terms of the new employment agreement, the Company entered into a restricted stock award agreement with Mr. Kasturi pursuant to which the Company granted 390,000 shares of the Company’s common stock to Mr. Kasturi. The shares vest in accordance with the following schedule: (i) 130,000 shares on March 31, 2019; (ii) 130,000 shares on March 31, 2020; and (iii) 130,000 shares on March 31, 2021. In the event the Company terminates the employment of Mr. Kasturi without “cause”, as such term is defined in the employment agreement, his restricted stock award will vest in full immediately. In the event Mr. Kasturi’s employment with the Company terminates by reason of death or “disability”, as such term is defined in the employment agreement, or if the Company terminates Mr. Kasturi’s employment for “cause”, as such term is defined in the employment agreement, or if Mr. Kasturi terminates his own employment with the Company, then any shares that have not yet vested shall be forfeited to the Company. In the event of certain “changes in control” as such term is defined in the Company’s 2014 Stock Incentive Plan adopted by the Company’s board of directors on June 16, 2014, all restrictions and conditions on any of the shares then outstanding shall automatically be deemed terminated or satisfied in full, as applicable, immediately prior to the consummation of the change in control event.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Also on January 2, 2019, the Company entered into a Second Amendment to Employment Agreement with Richard W. Akam pursuant to which Mr. Akam resigned as the Company Chief Executive Officer but retained his positions as the Company’s Chief Operating Officer and Secretary.

On January 29, 2019, the Company commenced a private offering of up to 5,000,000 units, each unit comprised of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $1.40 per unit. Each warrant is exercisable for a term of five years at an exercise price of $1.55 per share, subject to adjustment. The units are being offered without registration under the Securities Act of 1933, as amended (“Securities Act”), solely to persons who qualify as accredited investors, as that term is defined in Rule 501 of Regulation D under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated thereunder.

The Company retained Maxim Group, LLC to serve as its placement agent for the offering. The Company agreed to pay the placement agent a placement fee equal to 7% of the aggregate gross proceeds raised in the offering and warrants exercisable for a term of five years to purchase 4% of the number of shares of common stock included in the units sold in the offering at an exercise price of $1.55 per share.

The offering may be increased by up to an additional $1,000,000 at the mutual discretion of the Company and the placement agent. The Offering will terminate on March 31, 2019, unless extended by the Company and the placement agent to a date not later than May 31, 2019.

The initial closing of the offering is conditioned, among other things, on the Company’s acceptance of subscriptions for at least $500,000 of units and the closing of the Company’s agreement to purchase all of the membership interests in SDA Holdings.

Net proceeds, if any, from the Offering will be used to fund the deferred portion of the purchase price for the Company’s acquisition of Fat Patty’s, future payments to the persons that owned Tilted Kilt prior to SDA Holdings, and the repayment of the loan made by Seenu G. Kasturi to help fund the acquisitions of Fat Patty’s and Tilted Kilt, and the balance for general corporate purposes.

On March 25, 2019, the Company experienced a fire at its Fat Patty's restaurant located at 5156 State Route 34 in Hurricane, West Virginia. The Company has not yet determined the extent of the damage or when the restaurant will reopen. The Company maintains insurance on the restaurant, but does not yet know how much, if any, insurance proceeds it will receive in connection with the fire.

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