Form 10-Q
period 2019-03-31
ARC Group, Inc.
filed 2019-05-15
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019

or

[ ]	Transition report PURSUANT TO Section 13 or 15(d) of the Exchange Act of 1934

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
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

Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN

BANKRUPTCY PROCEEDINGS DURING THE

PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,305,771 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on May 14, 2019.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)

Assets

Cash and cash equivalents	$174,680	$345,228
Accounts receivable, net	192,224	127,930
Ad funds receivable, net	11,596	10,500
Other receivables	579,497	556,986
Prepaid expenses	42,530	34,582
Inventory	191,954	211,025
Insurance proceeds receivable	69,075	-
Notes receivable, net	2,967	2,967
Other current assets	5,968	8,078

Total current assets	1,270,491	1,297,296

Deposits	47,009	49,421
Notes receivable, net of current portion	1,501	2,553
Intangible assets, net	785,623	786,565
Property and equipment, net	1,122,484	12,537,502
Operating lease right-of-use assets	3,743,590	-
Financing lease right-of-use assets, net	11,184,738	-

Total assets	$18,155,436	$14,673,337

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$1,549,457	$1,478,745
Accounts payable and accrued expenses – related party	240,045	231,187
Other payables	546,525	544,098
Accrued interest	42,225	29,105
Settlement agreements payable	279,048	276,269
Accrued legal contingency	165,694	163,764
Contingent consideration	55,356	55,356
Deferred franchise fees	13,093	13,718
Operating lease liability	263,795	-
Financing lease liability	182,379	175,764
Seller payable	312,000	312,000
Notes payable – related party, net	782,947	720,178
Gift card liabilities	52,664	81,956

Total current liabilities	4,485,228	4,082,140

Deferred franchise fees, net of current portion	48,516	51,516
Operating lease liability, net of current portion	3,501,664	-
Financing lease liability net of current portion	11,161,870	11,210,146

Total liabilities	19,197,278	15,343,802

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 7,080,771 and 6,680,065 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	70,808	66,801
Series A convertible preferred stock – $0.01 par value: 1,000,000 shares authorized, 449,581 and -0- outstanding at March 31, 2019 and December 31, 2018, respectively	4,496	4,496
Additional paid-in capital	4,537,180	4,490,338
Stock subscriptions payable	7,470	15,453
Accumulated deficit	(5,661,796)	(5,247,553)

Total stockholders’ deficit	(1,041,842)	(670,465)

Total liabilities and stockholders’ deficit	$18,155,436	$14,673,337

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
		(Restated)

Revenue:
Restaurant sales	$4,378,791	$927,277
Franchise and other revenue	210,030	233,259
Franchise and other revenue – related party	-	28,628

Total net revenue	4,588,821	1,189,164

Operating expenses:
Restaurant operating costs:
Cost of sales	1,731,631	270,535
Labor	1,452,448	254,539
Occupancy	154,091	60,459
Other operating expenses	843,361	154,620
Professional fees	258,451	128,913
Employee compensation expense	227,007	131,205
General and administrative expenses	178,825	140,585

Total operating expenses	4,845,814	1,140,856

(Loss) / income from operations	(256,993)	48,308

Other expense
Interest expense	(203,063)	(5,692)
Other income	45,813	4,998

Total other expense	(157,250)	(694)

Net (loss) / income	$(414,243)	$47,614

Net (loss) / income per share – basic and fully diluted	$(0.06)	$0.01

Weighted average number of shares outstanding – basic and fully diluted	7,071,985	6,980,735

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities

Net (loss) / income	$(414,243)	$47,614
Adjustments to reconcile net (loss) / income to net cash (used) /provided by operating activities:
Depreciation expense	51,541	5,559
Amortization of operating lease right-of-use assets	89,189	-
Amortization of financing lease right-of-use assets	141,938	-
Amortization of intangible assets	942	-
Amortization of debt discount	7,677	-
Stock-based compensation expense	34,166	22,497
Changes in operating activities, net of acquisition of Fat Patty’s concept:
Accounts receivable	(64,294)	117,169
Accounts receivable – related party	-	(135)
Ad fund receivable	(1,096)	25,772
Ad fund receivable – related party	-	(479)
Other receivables	(22,511)	-
Prepaid expenses	(8,441)	-
Inventory	19,071	(6,385)
Other current assets	4,522	(6,974)
Accounts payable and accrued liabilities	94,958	(76,446)
Accounts payable and accrued liabilities – related party	8,858	(30,267)
Settlement agreements payable	2,779	2,779
Accrued legal settlement	1,930	1,930
Deferred franchise fees	(3,625)	(8,625)
Gift card liabilities	(29,292)	-
Other liabilities	-	2,611

Net cash (used) / provided by operating activities	(85,931)	96,620

Cash flows from investing activities

Repayments of notes receivable	1,052	6,946
Purchases of fixed assets	(32,274)	(23,972)

Net cash used by investing activities	(31,222)	(17,026)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	647,908	43,551
Payments on operating lease liability	(66,827)	-
Payments on financing lease liability	(41,661)	-
Repayments of notes payable – related party	(592,815)	(30,503)

Net cash (used) / provided by financing activities	(53,395)	13,048

Net increase in cash and cash equivalents	(170,548)	92,642
Cash and cash equivalents, beginning of period	345,228	145,346

Cash and cash equivalents, end of period	$174,680	$237,988

Supplemental disclosure of cash flow information

Cash paid for interest	$177,558	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash transactions

Recognition of operating lease right-of-use assets	$3,832,779	$-
Recognition of financing lease right-of-use assets	$11,326,676	$-

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

On August 30, 2018, the Company closed upon an asset purchase agreement for Fat Patty’s. Fat Patty’s is comprised of four company-owned restaurants located at 1442 Winchester Avenue, Ashland, Kentucky 41101, 5156 WV 34, Hurricane, West Virginia 25526, 3401 Rt. 60 East, Barboursville, West Virginia 25504, and 1935 Third Avenue, Huntington, West Virginia 25702 (collectively, the “Fat Patty’s Restaurants”). A description of the Company’s acquisition of Fat Patty’s is set forth herein under Note 4. – Acquisition of Fat Patty’s.

On October 30, 2018, the Company entered into an agreement to acquire the Tilted Kilt Eatery and Pub® restaurant franchise (“Tilted Kilt”). The Tilted Kilt franchise is comprised of 29 restaurants operating in 15 states and Canada, of which two are company owned and operated and the remaining 27 are franchise locations. A description of the transaction is set forth herein under Note 5. Agreement to Acquire Tilted Kilt.

On November 7, 2018, the Company became a franchisee of a Tilted Kilt restaurant located in Gonzales, Louisiana.

At March 31, 2019, the Company had 21 Dick’s Wings restaurants and three Dick’s Wings concession stands. Of the 21 restaurants, 16 were located in Florida and five were located in Georgia. The Company’s concession stands were also located in Florida. Four of the Company’s restaurants were owned by the Company, and the remaining 17 restaurants were owned and operated by franchisees. The Company’s concession stands were also owned by the Company. In addition, the Company had four Fat Patty’s restaurants at December 31, 2018. Of the four restaurants, three were located in West Virginia and one was located in Kentucky. All four of the restaurants were owned by the Company. The Company also had its Tilted Kilt restaurant in Louisiana for which it serves as a franchisee.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. Information presented as of December 31, 2018 is derived from the audited consolidated financial statements. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the Company’s consolidated financial statements for the 2018 fiscal year have been reclassified to conform to the 2019 fiscal year presentation. These reclassifications did not result in any change to the previously reported total assets, net income or stockholders’ deficit.

Restatement

The Company has restated its previously issued condensed consolidated statement of operations for the three-month period ended March 31, 2018. The impact of the restatement is more specifically described herein under Note 20. Restatement of Previously Issued Condensed Consolidated Financial Statements.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

While the Company generated a net loss of $414,243 and cash used by operating activities of $85,931 during the three-month period ended March 31, 2019 and had a working capital deficit of $3,208,122 at March 31, 2019, the Company has received continued financial support from related parties during the three-month period ended March 31, 2019 and the years ended December 31, 2018 and 2017. As a result of these factors, the Company concluded that the substantial doubt about its ability to continue as a going concern had been alleviated as of March 31, 2019 and December 31, 2018 and 2017.

Segment Disclosure

The Company has both Company-owned restaurants and franchised restaurants, all of which operate in the full-service casual dining industry in the United States. Pursuant to the standards of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting (“ASC 280”), the Company’s Chief Executive Officer, who comprises the Company’s Chief Operating Decision Maker function for the purposes of ASC 280, concluded that the Company has two segments for reporting purposes, which are Company-owned restaurants and franchise operations.

Other Receivables

Other receivables was comprised primarily of receipts from credit card sales by Company-owned Fat Patty’s restaurants that occurred after the Company completed the acquisition of Fat Patty’s that were held by the former owner of Fat Patty’s, all of which are expected to be collected in full by the Company during the next 12 months.

Intangible Assets, Net

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. The intangible assets were comprised of a tradename and a non-compete agreement. The Company amortizes the non-compete agreement on a straight-line basis over the expected period of benefit, which is five years. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The Company recognized $942 of amortization expense for the non-compete agreement during the three-month period ended March 31, 2019.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company recognized a total of $3,625 and $8,625 of deferred franchise fees as income during the three-month periods ended March 31, 2019 and 2018, respectively. The carrying value of the Company’s deferred franchised fees was $61,609 at March 31, 2019.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to the Company’s general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in the Company’s condensed consolidated financial statements. Under ASC 606, the Company records contributions to and expenditures by the fund as revenue and expenses within the Company’s condensed consolidated financial statements. The Company recognized contributions to and expenditures by the fund of $32,224 and $53,232 during the three-month periods ended March 31, 2019 and 2018, respectively.

Gift Card Funds

Additionally, ASC 606 impacted the accounting for transactions related to the Company’s gift card program. Under previous guidance, estimated breakage income on gift cards was deferred until it was deemed remote that the unused gift card balance would be redeemed. Under ASC 606, breakage income on gift cards is recognized as gift cards are utilized. The effect of this change on the Company’s condensed consolidated financial statements was negligible.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Primary Geographic Markets
Florida	$1,316,555	$1,138,870
Georgia	299,044	50,294
Kentucky	639,811	—
Louisiana	302,276	—
West Virginia	2,031,135	—
Total revenue	$4,588,821	$1,189,164

Sources of Revenue
Restaurant sales	$4,378,791	$927,277
Royalties	174,182	200,030
Franchise fees	3,625	8,625
Advertising fund fees	32,223	53,232
Total revenue	$4,588,821	$1,189,164

Contract Balances

The following table presents changes in deferred franchise fees as of and for the three-month period ended March 31, 2019:

Total Liabilities
Deferred franchise fees at December 31, 2018	$65,234
Revenue recognized during the period	(3,625)
New deferrals due to cash received	—
Deferred franchise fees at March 31, 2019	$61,609

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at March 31, 2019:

Year	Franchise Fees Recognized
2019	$10,093
2020	12,000
2021	10,926
2022	9,000
2023	6,637
Thereafter	12,953
Total	$61,609

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), establishing ASC Topic 842, Leases (“ASC Topic 842”), which modified and superseded the guidance under ASC Topic 840, Leases (“ASC Topic 840”). The FASB subsequently issued several other Accounting Standards Updates, including ASU 2018-11 and ASU 2018-12, which among other things provide for a practical expedient related to the recognition of the cumulative effect on retained earnings resulting from the adoption of the pronouncements.

ASC Topic 842 modifies the principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for in the same manner as operating leases under ASC Topic 840.

The Company adopted ASC Topic 842 effective January 1, 2019 applying the modified retrospective transition approach. Under this approach, results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for those periods. The Company recognized $3,832,779 and $3,832,286 of additional assets and liabilities, respectively, upon the adoption of ASC Topic 842 on January 1, 2019.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The Company determines whether a contract is or contains a lease at inception of the contract based on whether an identified asset exists and whether the Company has the right to obtain substantially all of the benefit of the assets and to control its use over the full term of the agreement. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, none of our leases provide a readily determinable implicit rate. Therefore, the Company estimated its incremental borrowing rate considering both the revolving credit rates and a credit notching approach to discount the lease payments based on information available at lease commencement. There are no material residual value guarantees and no restrictions or covenants included in the Company’s lease agreements. Certain of the Company’s leases include provisions for variable payments. These variable payments are typically determined based on a measure of throughput or actual days or another measure of usage and are not included in the calculation of lease liabilities and right-of-use assets.

The Company elected the package of practical expedients available for implementation, which allows for the following:

●	An entity need not reassess whether any expired or existing contracts are or contain leases;

●	An entity need not reassess the lease classification for any expired or existing leases; and

●	An entity need not reassess initial indirect costs for any existing leases.

Furthermore, the Company elected the optional transition method to make January 1, 2019 the initial application date of the standard. This package of practical expedients allows entities to account for their existing leases for the remainder of their respective lease terms following the previous accounting guidance.

The Company also elected to adopt the optional transition practical expedient provided in ASU 2018-01 to not evaluate under ASC Topic 842 for existing or expired land easements prior to the application date to determine if they meet the definition of a lease.

The impact of ASC Topic 842 is more specifically described herein under Note 12. Leases.

The Company reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the Company’s condensed consolidated financial statements as a result of future adoption.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at March 31, 2019 were excluded from the computation of diluted net loss per share for the three-month period ended March 31, 2019 because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the three-month period ended March 31, 2019. The Company did not have any securities outstanding at March 31, 2018 that were exercisable or convertible into shares of the Company’s common stock. As a result, basic net income per share was equal to diluted net income per share for the three-month period ended March 31, 2018.

Note 4. Acquisition of Fat Patty’s

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed as reflected in the Company’s condensed consolidated financial statements, the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) has been applied, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company incurred $82,929 of acquisition-related transaction costs. Under ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Accordingly, the Company recognized $82,929 of acquisition-related transaction costs during the year ended December 31, 2018. The acquisition-related transaction costs were recorded in general and administrative expenses.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The fair value of the identifiable assets acquired and liabilities assumed of $1,476,952 exceeded the purchase price of Fat Patty’s by $624,952. Consequently, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company recognized a gain of $624,952 during the year ended December 31, 2018 in connection with the acquisition. The Sellers of Fat Patty’s received cash without any earnouts or indemnification holdbacks, which was the primary motivation for the sale of Fat Patty’s. This was the primary reason the acquisition resulted in a bargain purchase. The gain was recorded in the other income in the Company’s condensed consolidated statements of operations.

The following table summarizes certain financial information for the three-month periods ended March 31, 2019 and 2018 contained in the Company’s condensed consolidated financial statements and certain unaudited pro forma financial information for the three-month periods ended March 31, 2019 and 2018 as if the acquisition of Fat Patty’s had occurred on January 1, 2018:

	Three Months Ended March 31, 2019 (Unaudited)	Three Months Ended March 31, 2018 (Unaudited)
Revenue	$4,588,821	$4,133,597
(Loss) / income from continuing operations	(256,993)	724,434
Net (loss) / income	(414,243)	723,740
Net (loss) / income per share – basic and fully diluted	$(0.06)	$0.10

The results of operations for Fat Patty’s were included in the Company’s results of operations beginning August 30, 2018. The actual amounts of revenue and net income for Fat Patty’s that are included in the Company’s condensed consolidated statements of operations for the three-month period ended March 31, 2019 were $2,670,647 and $135,036, respectively.

The unaudited pro forma financial information has been presented for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 2018 or of the future results of the combined entities. For additional information about the Company’s acquisition of Fat Patty’s, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on August 9, 2018 and September 5, 2018.

Note 5. Agreement to Acquire Tilted Kilt

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

Note 6. Inventory

Inventory was comprised of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Food	$116,781	$120,426
Beverages	75,173	90,599
Total	$191,954	$211,025

Note 7. Property and Equipment, Net

Property and equipment was comprised of the following at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Land, buildings and improvements	-0-	$11,500,000
Leasehold improvements	332,500	323,500
Furniture, fixtures and equipment	956,403	1,021,735
Subtotal	1,288,903	12,845,235
Less: accumulated depreciation	(166,419)	(307,733)
Total	$1,122,484	$12,537,502

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The land, buildings and improvements of $11,500,000 included within property and equipment at December 31, 2018 consisted of gross assets acquired on the capital lease. On January 1, 2019, in connection with the adoption of ASC Topic 842, the Company determined that the lease was a financing lease and recorded a right-of-use asset and lease liability for the lease, reversing the capital lease asset and capital lease obligation previously recognized.

On March 25, 2019, the Company experienced a fire at its Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia. The Company recorded an impairment loss of $69,075 for the value of certain furniture, fixtures and equipment that were damaged or destroyed in the fire. In accordance with ASC 855-10, Subsequent Events, the Company offset the impairment loss due to insurance recoveries that it received after March 31, 2019. As a result, the Company recorded no impairment loss on its condensed consolidated statement of operations. Amounts received in excess of the impairment loss will be recorded as a gain in the period in which the funds are received in accordance with ASC 450-30, Contingencies, Gain Contingencies.

Depreciation expense was $51,541 and $5,559 during the three-month periods ended March 31, 2019 and 2018, respectively.

Note 8. Intangible Assets

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. Intangible assets include a tradename valued at $770,000 and a non-compete agreement valued at $18,840 for a total of $788,840 on August 30, 2018, which is the date the acquisition of Fat Patty’s was completed. The Company amortizes the non-compete agreement on a straight-line basis over the expected period of benefit, which is five years. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The Company recognized $2,275 of amortization expense on the non-compete agreement during the year ended December 31, 2018. Accordingly, the Company had total intangible assets of $786,565 at December 31, 2018. The Company recognized $942 of amortization expense on the non-compete agreement during the three-month period ended March 31, 2019. Accordingly, the Company had total intangible assets of $785,623 at March 31, 2019.

The following table presents the future amortization expense to be recognized from the Company’s intangible assets at March 31, 2019:

Year	Amortization Expense to be Recognized
2019	$2,826
2020	3,768
2021	3,768
2022	3,768
2023	1,493
Thereafter	—
Total	$15,623

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 9. Fair Value Measurements

On December 19, 2016, the Company acquired all of the issued and outstanding membership interests of Seediv, LLC, a Louisiana limited liability company (“Seediv”), from Seenu G. Kasturi for $600,000 and an earn-out payment. Seediv is the owner and operator of the Dick’s Wings & Grill restaurant located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida (the “Nocatee Restaurant”) and the Dick’s Wings & Grill restaurant located at 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida (the “Youngerman Circle Restaurant”; together with the Nocatee Restaurant, the “Nocatee and Youngerman Circle Restaurants”).

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

As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company recognized additional Seediv compensation expense in the amount of $178,785 during the year ended December 31, 2017 in connection with the earnout payment and the liability for the contingent consideration was increased by $178,785 to $199,682 at December 31, 2017. The Company made payments in the amount of $144,326 to Mr. Kasturi with respect to the earnout payment during the year ended December 31, 2018. The Company did not make any payments to Mr. Kasturi during the three-month period ended March 31, 2019. Accordingly, the outstanding balance of contingent consideration was $55,356 at March 31, 2019 and December 31, 2018, respectively.

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at March 31, 2019 and December 31, 2018, respectively:

	Level 1	Level 2	Level 3
March 31, 2019	$—	$55,356	$—
December 31, 2018	$—	$55,356	$—

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The earnout payment was to be calculated based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the Nocatee and Youngerman Circle Restaurants during the year ended December 31, 2017. As of December 31, 2017, the EBITDA for the Nocatee and Youngerman Circle Restaurants was utilized to compute the ending contingent consideration liability. As a result, the fair value measurement of the contingent consideration represented a Level 2 fair value measurement at March 31, 2019 and December 31, 2018 because it was based on other significant observable inputs.

The Company’s other financial instruments consist of cash and cash equivalents, accounts and ad fund receivables, notes receivable, operating and financing lease right-of-use assets and liabilities, accounts payable, accrued expenses and notes payable. The estimated fair values of the cash and cash equivalents, accounts and ad fund receivables, notes receivable, accounts payable, accrued expenses and notes payable (and the related beneficial conversion feature associated with the notes payable) approximate their respective carrying amounts due to the short-term maturities of these instruments. The estimated fair value of the financing and operating lease right-of-use assets and liabilities approximated their respective carrying amounts as the interest rate used in calculating the right-of-use-assets and liabilities approximated the interest rate on the outstanding debt.

Note 10. Notes Receivable

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,136. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,136 line of credit agreement was for a term of two years, was payable in monthly installments beginning January 1, 2017, and did not require the payment of any interest. The loan was repaid in full during the year ended December 31, 2017. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. A total of $414 at December 31, 2018. The loan was repaid in full during the three-month period ended March 31, 2019. Interest in the aggregate amount of $2 and $298 accrued and was paid in full under the loans during the three-month periods ended March 31, 2019 and 2018. No accrued interest was outstanding under the loans at March 31, 2019 and December 31, 2018.

In October 2017, the Company made a loan to one of its franchisees in the aggregate original principal amount of $7,659. The loan is due and payable in full on December 1, 2020, is payable in monthly installments beginning January 1, 2018, and does not require the payment of any interest. A total of $4,468 and $5,106 of principal was outstanding under the loan at March 31, 2019 and December 31, 2018, respectively.

The carrying value of the Company’s outstanding notes receivable was $4,468 and $5,520 at March 31, 2019 and December 31, 2018, respectively, all of which was due from unrelated third parties. Of these amounts, $2,967 and $1,501 were classified as short-term and long-term notes receivable, respectively, at March 31, 2019, and $2,967 and $2,553 were classified as short-term and long-term notes receivable, respectively, at December 31, 2018. The Company generated interest income of $2 and $298 during the three-month periods ended March 31, 2019 and 2018, respectively. The Company did not have any interest receivable outstanding at March 31, 2019 and December 31, 2018.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 11. Debt Obligations

In September 2013, the Company entered into a loan agreement with Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1,000,000. In March 2017, the Company entered into an amendment to the loan agreement with Blue Victory to reduce the maximum amount of funds available under the credit facility from $1,000,000 to $50,000. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. The outstanding principal balance of the credit facility and any accrued and unpaid interest thereon are payable in full on the termination date. All loan requests are subject to approval by Blue Victory. Loans may be prepaid by the Company without penalty and borrowed again at any time prior to the termination date. Blue Victory has the right to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of common stock at a conversion rate equal to: (i) the closing price of the common stock on the date immediately preceding the conversion date if the common stock is then listed on the OTCQB or a national securities exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if the common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of the common stock as determined by the Company and Blue Victory. The Company did not borrow any funds under the credit facility during the three-month period ended March 31, 2019 and the year ended December 31, 2018, and there was no principal outstanding under the credit facility at March 31, 2019 and December 31, 2018.

The Company entered into an unsecured loan with Blue Victory during the year ended December 31, 2017. The amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333 at December 31, 2018. The Company borrowed $647,908 and repaid $592,815 under the loan during the three-month period ended March 31, 2019. Accordingly, the amount of principal outstanding under the loan was $291,426 at March 31, 2019. The Company recognized $3,904 and $773 of interest expense under the loan during the three-month periods ended March 31, 2019 and 2018.

On August 30, 2018, the Company entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which the Company borrowed $622,929 to help finance the Fat Patty’s Acquisition. A description of the note is set forth herein under Note 4. Acquisition of Fat Patty’s. At the date of the financing, because the effective conversion rate of the convertible note was less than the market value of the Company’s common stock, a beneficial conversion feature of $155,732 was recorded as a discount to the convertible note and an increase to additional paid in capital. The Company recorded a total of $16,648 for amortization of the discount to the convertible note during the year ended December 31, 2018. Accordingly, the amount of unamortized debt discount outstanding was $139,084 at December 31, 2018. The Company recorded a total of $7,676 for amortization of the discount to the convertible note during the three-month period ended March 31, 2019. Accordingly, the amount of unamortized debt discount outstanding was $131,408 at March 31, 2019. The Company recognized $9,216 of interest expense under the convertible note during the three-month period ended March 31, 2019.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount of $131,408 and $139,084 at March 31, 2019 and December 31, 2018, respectively, and excluding financing and operating lease liabilities, was $782,947 and $720,178 at March 31, 2019 and December 31, 2018, respectively.

Note 12. Leases

The Company leases certain office space, land, buildings and equipment. The Company’s lease agreements for equipment are immaterial in amount, both individually and collectively. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants, and none of the Company’s lease agreements include options to purchase the leased property. The Company does not have any significant leases that have not yet commenced that create significant rights and obligations for the Company. The Company elected the practical expedient under ASC 842 to not separate lease and non-lease components. A description of the Company’s operating and financing leases is set forth herein under Note 16. Commitments and Contingencies – Operating Leases and – Financing Leases.

Most of the Company’s lease agreements have fixed rental payments. Certain of the Company’s lease agreements include fixed rental payments that are adjusted periodically based on rate or are based in part on a percentage of sales. Payments based on a percentage of sales is not considered in the determination of lease payments for purposes of measuring the related lease liability.

Most of the Company’s real estate leases include one or more options to renew, with renewal terms that can extend the lease term from three to five years or more. The exercise of lease renewal options is at the Company’s sole discretion. If the Company is reasonably certain that it will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of the Company’s right-of-use assets and liabilities.

The Company determines discount rates based on the rates of its outstanding debt.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table sets forth information about the Company’s operating and financing lease assets and liabilities included in its condensed consolidated balance sheet as of March 31, 2019:

	Classification on the Condensed Consolidated Balance Sheet	March 31, 2019
Assets
Operating lease right-of-use assets	Right-of-use assets	$3,743,590
Financing lease right-of-use assets	Right-of-use assets	11,184,738
Total right of use assets		$14,928,328

Liabilities
Current liabilities:
Operating lease liability	Current operating lease liabilities	$263,795
Financing lease liability	Current portion of other long-term liabilities	182,379
Non-current liabilities:
Operating lease liabilities, net of current portion	Operating lease liabilities	3,501,664
Financing lease liabilities, net of current portion	Other long-term liabilities	11,161,870
Total lease liabilities		$15,109,708

The following table sets forth the supplemental cash flow information related to the Company’s leases for the three-month period ended March 31, 2019:

Amount
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$121,405
Operating cash flows from financing leases	177,558
Financing cash flows from financing leases	141,938

The following table sets forth the components of lease costs related to the Company’s leases for the three-month period ended March 31, 2019:

Amount
Operating lease costs	$143,275

Financing lease costs:
Amortization of right-of-use assets	$141,938
Interest on lease liabilities	177,558
Total financing lease costs	$319,496

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table shows certain information related to the weighted-average remaining lease terms and the weighted-average discount rates for our operating and financing leases:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
	(in years)	(annual)
Operating leases	7.49	7.39%
Financing leases	19.67	8.00%

The following table sets forth the maturity of our operating and financing leases liabilities as of March 31, 2019:

	Operating Leases	Financing Leases
Year Ended December 31,
2019 (remaining nine months)	$390,776	$662,771
2020	544,759	897,425
2021	570,765	913,130
2022	583,392	929,110
2023	472,444	945,369
Thereafter	3,206,389	15,924,033
Total lease payments	5,768,525	20,271,838
Less: imputed interest	(2,003,066)	(8,927,589)
Total	$3,765,459	$11,344,249

Note 13. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at March 31, 2019 and December 31, 2018, respectively, of which 7,080,771 and 6,680,065 shares of common stock were outstanding at March 31, 2019 and December 31, 2018, respectively, and consisted of 10,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, at March 31, 2019 and December 31, 2018, of which 449,581 shares were outstanding at March 31, 2019 and December 31, 2018.

In May 2018, the Company issued a stock option to an employee that is exercisable into 30,000 shares of common stock. The shares were valued on the date of grant by using the Black-Scholes pricing model. The Company recognized $10,002 of stock compensation expense during the year ended December 31, 2018 in connection with the vesting of the option. In February 2019, the stock option terminated in its entirety upon the termination of the employee’s employment with the Company. In connection therewith, the stock compensation previously recognized by the Company during the year ended December 31, 2018 was reversed during the three-month period ended March 31, 2019.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

In May 2018, the Company provided an employee with the right to receive $33,000 in cash or 20,000 shares of shares of the Company’s common stock on May 15, 2021. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant and remeasured as of December 31, 2018. In accordance with ASC 718, as the employee is able to settle the right in either cash or common stock, the Company recognized $8,701 of stock compensation expense in connection therewith during the year ended December 31, 2018 and recorded a corresponding liability which has been recorded in accounts payable and accrued expenses within the Company’s consolidated balance sheet. In February 2019, the right terminated in its entirety upon the termination of the employee’s employment with the Company. In connection therewith, the stock compensation previously recognized by the Company during the year ended December 31, 2018 was reversed during the three-month period ended March 31, 2019.

In August 2018, the Company entered into an agreement with a firm to provide investor relations services to the Company. Under the terms of the agreement, the Company agreed to pay the firm $12,250 and issue 3,500 shares of common stock to the firm upon the execution of the agreement as compensation for services to be performed during the months of August and September 2018. The Company agreed to pay the firm $7,000 and issue 1,500 shares of common stock each month thereafter during the remainder of the term of the agreement. The Company recognized $5,370 of stock compensation expense under the agreement during the three-month period ended March 31, 2019.

The Company recognized $147 of stock compensation expense during the three-month period ended March 31, 2019 in connection with the vesting of 10,706 shares of common stock earned by Mr. Kasturi on January 1, 2019 under the employment agreement that he was then a party to with the Company.

In January 2019, the Company issued a restricted stock award to Mr. Kasturi pursuant to the terms of a new employment agreement that the Company entered into with him. The Company recognized $47,352 of stock compensation expense in connection therewith during the three-month period ended March 31, 2019. A description of the new employment agreement and restricted stock award is set forth herein under Note. 16 – Commitments and Contingencies – Employment Agreements – Seenu G. Kasturi.

In January, 2019, the Company commenced a private offering of up to 5,000,000 units, each unit comprised of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $1.40 per unit (the “Offering”). Each warrant is exercisable for a term of five years at an exercise price of $1.55 per share, subject to adjustment. The units are being offered without registration under the Securities Act of 1933, as amended (“Securities Act”), solely to persons who qualify as accredited investors, as that term is defined in Rule 501 of Regulation D under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated thereunder.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

On March 31, 2019, the Company extended the offering until May 31, 2019. No securities were sold in the offering during the three-month period ended March 31, 2019.

The Company recognized a total of $34,166 and $22,497 for stock compensation expense during the three-month periods ended March 31, 2019 and 2018, respectively. The Company had a total of $7,470 and $15,453 of stock subscription payable outstanding at March 31, 2019 and December 31, 2018, respectively.

The following table sets forth the changes in stockholders’ equity as of March 31, 2019:

	Common Stock		Preferred Stock		Additional	Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total
Balance at December 31, 2018	6,680,065	$66,801	449,581	$4,496	$4,490,338	$15,453	$(5,247,553)	$(670,465)
Common stock issued for services	400,706	4,007	—	—	56,844	(7,983)	—	52,868
Cancellation of stock option issued for services	—	—	—	—	(10,002)	—	—	(10,002)
Net loss	—	—	—	—	—	—	(414,243)	(414,243)
Balance at March 31, 2019	7,080,771	$70,808	449,581	$4,496	$4,537,180	$7,470	$(5.661,796)	$(1,041,842)

The following table sets forth the changes in stockholders’ equity as of March 31, 2018:

	Common Stock		Additional Paid-in	Stock Subscriptions	Accumulated
	Shares	Par Value	Capital	Payable	Deficit	Total
Balance at December 31, 2017	6,950,869	$69,509	$3,995,306	$26,853	$(4,768,592)	$(676,924)
Common stock issued for services	23,139	231	35,769	(13,503)	—	22,497
Deferred franchise fees	—	—	—	—	(196,478)	(196,478)
Net loss	—	—	—	—	47,614	47,614
Balance at March 31, 2018	6,974,008	$69,740	$4,031,075	$13,350	$(4,917,456)	$(803,291)

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 14. Stock Options and Warrants

The Company issued one stock option during the year ended December 31, 2018. The stock option was exercisable into 30,000 shares of common stock at an exercise price of $1.49 and vested in three equal annual installments commencing on the first anniversary of the date of issuance. The shares were valued on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC Topic 718. This stock option was the only stock option outstanding at December 31, 2018. In February 2019, the stock option terminated in its entirety. The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three-month periods ended March 31, 2019 and 2018, and no stock options or warrants were exercised during the three-month periods ended March 31, 2019 and 2018. There were no stock options or warrants outstanding at March 31, 2018.

Note 15. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of March 31, 2019, 142,858 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in August 2021. On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc. 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of March 31, 2019, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in June 2024.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 16. Commitments and Contingencies

Employment Agreements

Seenu G. Kasturi

On January 18, 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of its board of directors. In connection therewith, on January 18, 2017, the Company entered into an employment agreement with Mr. Kasturi to serve as the President and Chief Financial Officer of the Company. The employment agreement was for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the employment agreement, Mr. Kasturi was paid annual compensation in the amount of $80,000 per year, consisting of: (i) an initial annual base salary of $26,000, and (ii) equity awards equal in value to $54,000 per year. Mr. Kasturi was eligible to receive increases in salary on January 1st of each subsequent year in the discretion of the Company’s board of directors. He was also eligible to receive annual bonuses in the discretion of the Company’s board of directors beginning with the Company’s fiscal year ended December 31, 2017. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of the Company.

On January 2, 2019, the Company appointed Seenu G. Kasturi as its Chief Executive Officer. As a result of the appointment, Mr. Kasturi then served as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the its board of directors. In connection therewith, on January 2, 2019, Mr. Kasturi resigned as the Company’s President and Richard W. Akam resigned as the Company’s Chief Executive Officer. Mr. Akam continues to serve as the Company’s Chief Operating Officer and Secretary.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

On November 15, 2018, the Company entered into a triple net lease with the Kasturi Children’s Trust (the “Trust”) for its new corporate headquarters located at 1409 Kingsley Ave., Ste. 2, Orange Park, Florida. The lease is for a term of 60 months and provides the Company with an option to extend the lease by three additional five-year periods. The lease provides for rent payments in the amount of $4,000 per month. The Trust is an irrevocable trust for which the children of Seenu G. Kasturi are the beneficiaries. The trustee of the Trust is an unrelated third party.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

Financing Leases

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table presents the future minimum annual payments under the sponsorship agreement as of March 31, 2019:

Year	Minimum Annual Payments
2019 (remaining nine months)	$153,000
2020	208,080
2021	212,240
2022	216,490
2023	—
Thereafter	—
Total	$789,810

Teay’s Valley Fire

On March 25, 2019, the Company experienced a fire at its Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia. As a result, the restaurant has been closed for repair. The company has an insurance policy in place on the property and has been receiving insurance proceeds under the policy for such items as lost income and damaged equipment. The restaurant is expected to reopen in July 2019.

Note 17. Related-Party Transactions

Except as otherwise set forth below, all of the following transactions are with Seenu G. Kasturi or an entity affiliated with Mr. Kasturi. On January 18, 2017, Mr. Kasturi was appointed as the Company’s President, Chief Financial Officer and Chairman of the Company’s board of directors. As of March 31, 2018, Mr. Kasturi was the beneficial owner of 30.3% of the Company’s common stock and 100% of the Company’s Series A convertible preferred stock, collectively representing 89.3% of the voting power of the Company’s capital stock.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

Employment Agreements

In January 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of the board of directors and, in connection therewith, entered into an employment agreement with Mr. Kasturi. In January 2019, the Company appointed Mr. Kasturi as its Chief Executive Officer and entered into a new employment agreement with him. As of March 31, 2019, Mr. Kasturi served as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the its board of directors. A description of the employment agreement is set forth herein under Note 16. Commitments and Contingencies – Employment Agreements – Seenu G. Kasturi.

In January 2013, the Company entered into an employment agreement with Richard W. Akam in connection with his appointment as the Company’s Chief Operating Officer. As of March 31, 2019, Mr. Akam served as the Company’s Chief Operating Officer and Secretary. A description of the employment agreement is set forth herein under Note 16. Commitments and Contingencies – Employment Agreements – Richard W. Akam.

Financing Transactions

The Company is a party to a credit facility with Blue Victory. A description of the credit facility is set forth herein under Note 11. Debt Obligations.

The Company borrowed funds from, and repaid funds to, Blue Victory under a separate loan that it had entered into with Blue Victory during the year ended December 31, 2017. A description of the loan is set forth herein under Note 11. Debt Obligations.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

Franchise Agreements

Prior to December 31, 2018, the Company has been a party to several franchise agreements with DWG Acquisitions pursuant to which DWG Acquisitions owned and operated Dick’s Wings restaurants. The terms of these franchise agreements were identical to the terms of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company under the franchise agreements for the Nocatee and Youngerman Circle Restaurants. The Company generated a total of $28,628 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three-month period ended March 31, 2018. The Company had a total of $41,512 for accounts payable and accrued expenses outstanding from DWG Acquisitions at December 31, 2018. The Company did not have any accounts payable and accrued expenses outstanding from DWG Acquisitions at March 31, 2019.

In September 2018, the Company became a franchisee of a Tilted Kilt restaurant located in Gonzales, Louisiana. Richard W. Akam, who serves as the Company’s Chief Operating Officer and Secretary, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as a member of the Company’s board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018. Fred D. Alexander, who serves as a member of the Company’s board of directors, is the owner of SDA Holdings. The Company paid ad fund fees of $4,571 to Tilted Kilt during the three-month period ended March 31, 2019. The Company is not required to pay any royalties or franchise fees to Tilted Kilt under its franchise agreement with Tilted Kilt.

Series A Convertible Preferred Stock

In June 2018, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which the Company issued Mr. Kasturi 449,581 shares of Series A convertible preferred stock in exchange for 449,581 shares of common stock then held by Mr. Kasturi. A description of this transaction is set forth herein under Note 13. Capital Stock.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Acquisitions and Dispositions

On December 19, 2016, the Company acquired all of the outstanding membership interests of Seediv from Seenu G. Kasturi for a purchase price of $600,000 and an earnout payment. The earn-out payment was determined to be $199,682, of which $144,326 had been paid as of December 31, 2018. As part of the transaction, the Company assumed debt owed by Seediv to Blue Victory in the amount of $216,469 which the Company repaid in full during the year ended December 31, 2017. A description of the debt is set forth herein under Note 11. Debt Obligations.

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

On August 30, 2018, the Company closed upon the asset purchase agreement for Fat Patty’s. In connection therewith, the Company issued a secured convertible promissory note to Seenu G. Kasturi pursuant to which the Company borrowed $622,929 to help finance this acquisition. A description of the promissory note is set forth herein under Note 11. Debt Obligations.

On October 30, 2018, the Company entered into a membership interest purchase agreement with SDA Holdings and Fred D. Alexander pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests in SDA Holdings. A description of this transaction is set forth herein under Note 5. Agreement to Acquire Tilted Kilt. Richard W. Akam, who served as the Company’s Chief Operating Officer and Secretary as of March 31, 2019, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as a member of the Company’s board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018. Mr. Alexander serves as a member of the Company’s board of directors.

Other Related-Party Arrangements.

Certain part-time employees of the Company are also employed on a part-time basis by various entities affiliated with Seenu G. Kasturi. In addition, the Company had a total of $240,045 of accounts payable and accrued expenses that were owed to employees and other affiliates of the Company primarily for salaries and other payroll liabilities.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 18. Judgments in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. The Company had not paid any part of the judgment or the accrued interest thereon. As a result, the loss was reflected in settlement agreements payable at March 31, 2019 and December 31, 2018. Interest expense in the amount of $2,779 accrued on the outstanding balance of the loss during the three-month period ended March 31, 2019. The interest expense was credited to settlement agreements payable. The Company had accrued interest of $84,301 and $81,522 outstanding at March 31, 2019 and December 31, 2018, respectively. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $84,301 totaled $279,048 at March 31, 2019. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $81,522 totaled $276,269 at December 31, 2018.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. The outstanding balance of damages sought was reflected in accrued legal contingency at March 31, 2019 and December 31, 2018. Interest expense in the amount of $1,930 accrued on the outstanding balance of the accrued legal contingency during the three-month period ended March 31, 2019. The interest expense was credited to accrued legal contingency. A total of $43,569 and $41,638 of accrued interest, and $10,586 of other expenses (excluding legal fees), were outstanding at March 31, 2019 and December 31, 2018 and 2017, respectively, resulting in an aggregate potential loss of $165,694 and $163,764 at March 31, 2019 and December 31, 2018, respectively. This case is currently pending.

Note 19. Segment Reporting

The Company has two reportable segments, which are Company-owned restaurants and franchise operations.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Company-Owned Restaurants

Company-owned restaurants consist of several brands that are aggregated into one reportable segment because of the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment, and store level profit margin for each of the brands are similar. The brands are Dick’s Wings and Grill, Fat Patty’s and Tilted Kilt Eatery and Pub. All Company-owned restaurants are casual dining restaurants. There were a total of nine company-owned restaurants at March 31, 2019 and December 31, 2018, respectively.

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

There were a total of 19 franchised restaurants at March 31, 2019 and December 31, 2018, respectively.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Segment Financial Information

Information on segments and a reconciliation of income from operations to net (loss) / income is as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenue
Company-owned restaurants	$4,378,791	$927,277
Franchise operations	210,030	261,887
Total revenue	$4,588,821	$1,189,164

Net (Loss) / Income
Company-owned restaurants	$197,260	$187,124
Franchise operations	133,377	194,400
Total income from operations	330,637	381,524
Corporate and unallocated expenses	(744,800)	(333,910)
Net (loss) / income	$(414,243)	$47,614

Depreciation and Amortization
Company-owned restaurants	$282,251	$5,499
Franchise operations	—	—
Corporate	1,359	60
Total	$283,610	$5,559

Capital Expenditures
Company-owned restaurants	$23,274	$22,786
Franchise operations	—	—
Corporate	9,000	1,186
Total	$32,274	$23,972

Note 20. Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company is restating its condensed consolidated financial statements for the three-month period ended March 31, 2018 to correct an error related to the manner by which it recorded $57,498 of food discounts provided to customers and complimentary meals provided to employees. The Company recorded each of these items as an increase to restaurant operating costs – other operating expenses rather than as a reduction to restaurant sales on its condensed consolidated statements of operations. As a result, restaurant sales and restaurant operating costs – other operating expenses were each overstated by $57,498 during the three-month period ended March 31, 2018. The Company has restated its condensed consolidated financial statements for the three-month period ended March 31, 2018 for the sole purpose of reducing restaurant sales and restaurant operating costs – other operating expenses by $57,498.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The impact of the restatement on the Company’s condensed consolidated statement of operations for the three-month period is presented below. The restatement did not have any impact on the Company’s condensed consolidated balance sheet and statement of cash flows as of and for the three-month period ended March 31, 2018.

	For the Three Months Ended March 31, 2018
Condensed Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated
Restaurant sales	$984,775	$(57,498)	$927,277
Revenue	1,246,662	(57,498)	1,189,164
Restaurant operating costs – other operating expenses	(212,118)	57,498	(154,620)
Total operating expenses	(1,198,354)	57,498	(1,140,856)

Note 21. Subsequent Events

On April 8, 2019, the Company granted a restricted stock award to an employee for a total of 225,000 shares of the Company’s common stock. The shares vest in three equal annual installments commencing on April 30, 2020.

On April 17, 2019, the Company revised the terms of the Offering. As revised, the Offering covers the sale of up to 1,785,715 units, each unit comprised of one share of Series B convertible preferred stock (the “Shares”) and one warrant to purchase one share of common stock at a purchase price of $1.40 per unit, for an aggregate offering price of $2,500,000. Each warrant is exercisable for a term of five years at an exercise price equal to the lesser of: (i) $1.70 per share, and the greater of: (ii) one hundred twenty percent (120%) of the conversion price of the Shares and $0.28 per share, subject to adjustment. The units are being offered without registration under the Securities Act solely to persons who qualify as accredited investors, as that term is defined in Rule 501 of Regulation D under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated thereunder.

The Company has retained Maxim Group LLC (“Maxim”) and Joseph Gunnar & Co., LLC to serve as its placement agents for the Offering. The Company agreed to pay the placement agents an aggregate placement fee equal to 7% of the aggregate gross proceeds raised in the Offering and warrants exercisable for a term of five years to purchase that number of shares of common stock equal to 7% of the number of Shares issued in the Offering and 7% of the number of shares of common stock underlying the warrants issued in the Offering at an exercise price of $1.70 per share.

The Offering may be increased by up to an additional $1,000,000 at the mutual discretion of the Company and Maxim. The Offering was set to terminate on April 30, 2019, unless extended by the Company and Maxim to a date not later than May 31, 2019. On April 30, 2019, the Company extended the Offering to May 31, 2019.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The initial closing of the Offering is conditioned, among other things, on the Company’s acceptance of subscriptions for at least $500,000 of Units and the closing of the Company’s agreement to purchase all of the membership interests in SDA Holdings, the sole owner of the entities which own Tilted Kilt.

The net proceeds, if any, from the Offering will be used to fund the partial repayment of the loan made by Seenu G. Kasturi, who is the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of its board of directors, to SDA Holdings to help fund SDA Holding’s acquisition of Tilted Kilt.

In connection therewith, on April 17, 2019, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock with the Secretary of State of Nevada designating 2,500,000 shares of the Company’s authorized but unissued shares of preferred stock, $0.01 par value per share, as Series B Convertible Preferred Stock (the “Series B Preferred Stock”).

The Series B convertible preferred stock has a stated value of $1.40 per share. In the event that the Company is liquidated, dissolved, effects certain mergers or consolidations, transfers all or substantially all of its assets, or completes certain other significant transactions, holders of the Series B convertible preferred stock are entitled to receive, in preference to holders of the Company’s common stock and the Company’s Series A convertible preferred stock, an amount per share equal to the greater of (i) $1.40 plus any declared and unpaid dividends thereon, and (ii) the amount per share such holder would receive if such holder converted such shares of Series B convertible preferred stock into shares of common stock at a conversion price of $1.40, subject to adjustment.

Upon the completion of a firm commitment underwritten public offering (a “Qualified Public Offering”) of the Company’s common stock and concurrent listing of the Company’s common stock on the Nasdaq Stock Market, NYSE or NYSE MKT within 12 months after the final closing of the Offering, each share of Series B convertible preferred stock will automatically convert into the securities issued by the Company in the Qualified Public Offering (the “Conversion Securities”) at a conversion price equal to the lesser of: (a) $1.40 per share, and (b) the greater of: (i) 70% of the public offering price of the Conversion Securities, and (ii) $0.28 per share (the “Conversion Price”), subject to adjustment. The Conversion Price is subject to adjustment for stock splits, stock dividends, or the reclassification of the common stock. In the event that the Company does not complete a Qualified Public Offering within 12 months after the final closing of the Offering or does not file with the SEC the audited financial statements and other financial information required to be filed in connection with the Company’s acquisition of the Fat Patty’s restaurant concept on August 30, 2018 or in connection with the Company’s proposed acquisition of the Tilted Kilt within four months after the final closing of the Offering, the Company will be required to repurchase all Shares issued in the Offering for a purchase price of $1.75 per share.

The Series B convertible preferred stock participates, on an as-converted to common stock basis, in any dividends declared or paid on common stock and votes together with holders of common stock, on an as-converted to common stock basis, on all matters presented to holders of common stock.

The Company cannot undertake certain corporate actions without approval of the holders of a majority of the issued and outstanding shares of Series B convertible preferred stock.

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

and statements of assumption underlying any of the foregoing, as well as any other factors set forth herein under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below and Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth herein under Item 1A. Risk Factors of our Annual Report on Form 10-K for our fiscal year ended December 31, 2018 and elsewhere in this report. The following should be read in conjunction with our condensed consolidated financial statements beginning on page 1 of this report.

All of the financial information presented herein has been revised to reflect the restatement of our condensed consolidated financial statements as of and for the three-month period ended March 31, 2019 as more fully described in Note 20. Restatement of Previously Issued Condensed Consolidated Financial Statements in our condensed consolidated financial statements.

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

On August 30, 2018, we acquired the Fat Patty’s restaurant concept (“Fat Patty’s”). Fat Patty’s is comprised of four restaurants located in West Virginia and Kentucky. Fat Patty’s offers a variety of specialty burgers and sandwiches, wings, appetizers, salads, wraps, and steak and chicken dinners in a family friendly, sports-oriented environment designed to appeal to a mix of families, students, professors, locals, and visitors. A description of the transaction is set forth herein under Note 4. Acquisition of Fat Patty’s in our condensed consolidated financial statements.

On October 30, 2018, we entered into an agreement to acquire the Tilted Kilt Eatery and Pub® restaurant franchise (“Tilted Kilt”), which offers dinner entrees, traditional pub food, hamburgers, and salads made with fresh, quality ingredients, accompanied by full bar service, served up by uniquely kilt-clad wait staff in a lively, Celtic-themed atmosphere with numerous large screen televisions featuring sports programming. The Tilted Kilt franchise is currently comprised of 29 restaurants operating in 15 states and Canada, of which two are company owned and operated and the remaining 27 are franchise locations. A description of the transaction is set forth herein under Note 5. Agreement to Acquire Tilted Kilt in our condensed consolidated financial statements.

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

Financial Results

Our revenue increased $3,399,657 to $4,588,821 for the three-month period ended March 31, 2019, compared to $1,189,164 for the three-month period ended March 31, 2018, primarily due to an increase in sales of food and beverage products by the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Our total operating expenses increased $3,704,958 to $4,845,814 for three-month period ended March 31, 2019 from $1,140,856 for three-month period ended March 31, 2018, primarily due to an increase in restaurant operating costs associated with the operation of the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Accordingly, we incurred a loss from operations of $256,993 during the three-month period ended March 31, 2019 compared to income from operations of $48,308 for the three-month period ended March 31, 2018. We generated a net loss of $414,243, or $0.06 per share of common stock, for the three-month period ended March 31, 2019, compared to net income of $47,614, or $0.01 per share of common stock, for three-month period ended March 31, 2018. We had total assets of $18,155,436 and $14,673,337 at March 31, 2019 and December 31, 2018, respectively. Net cash used by operating activities was $85,931 for the three-month period ended March 31, 2019, compared to cash flow from operating activities of $96,620 for the three-month period ended March 31, 2018.

We have two reportable segments, which are company-owned restaurants and franchise operations. Information on our reportable segments and a reconciliation of income from operations to net (loss) / income is set forth herein under Note 19. Segment Reporting in our condensed consolidated financial statements.

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

Critical Accounting Policies

Our critical accounting policies are those that affect or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are those that depend most heavily on these judgments and estimates. As of March 31, 2019, there have been no material changes to any of the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided herein under Note 2. Basis of Presentation and Significant Accounting Policies – Recent Accounting Pronouncements in our condensed consolidated financial statements.

Comparison of the Three-Month Periods Ended March 31, 2019

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants and concession stands, and royalty payments, franchise fees and ad fund fees that we receive from our franchisees. Revenue increased $3,399,657 to $4,588,821 for the three-month period ended March 31, 2019 from $1,189,164 for the three-month period ended March 31, 2018. The increase of $3,399,657 was due to an increase of $3,451,514 for sales of food and beverage products by our company-owned restaurants, partially offset by a decrease of $51,857 for franchise and other revenue. The increase in sales of food and beverage products was attributable to the restaurants that we acquired through our acquisition of Fat Patty’s, which contributed $2,670,947 of sales of food and beverages, and an increase of $780,567 for sales of food and beverages at our company-owned Dick’s Wings and Tilted Kilt restaurants and concession stands. We expect revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, continue to improve the operations of our existing Dick’s Wings and Fat Patty’s restaurants, open new Dick’s Wings and Fat Patty’s restaurants, and generate sales through our recently opened Tilted Kilt restaurant. We also expect our revenue to increase as a result of our pending acquisition of Tilted Kilt and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consist of cost of sales, labor, occupancy and other operating expenses that we incur in connection with the operation of our Dick’s Wings company-owned restaurants and concession stands, our Fat Patty’s company-owned restaurants and our Tilted Kilt company-owned restaurant. Restaurant operating costs increased $3,441,378 to $4,181,531 for the three-month period ended March 31, 2019 compared to $740,153 for the three-month period ended March 31, 2018. Restaurant operating costs consisted of $1,731,631 for cost of sales, $1,452,448 for labor expenses, $154,091 for occupancy expenses, and $843,361 for other operating expenses for the three-month period ended March 31, 2019. Restaurant operating costs consisted of $270,535 for cost of sales, $254,539 for labor expenses, $60,459 for occupancy expenses, and $154,620 for other operating expenses for the three-month period ended March 31, 2018. The increase of $3,441,378 was due to increases of $1,345,985 associated with the operation of the restaurants that we acquired through our acquisition of Fat Patty’s and $2,095,393 associated with the operation of our Dick’s Wings company-owned restaurants and concession stands and our Tilted Kilt company-owned restaurant. We expect our restaurant operating costs to increase during the next 12 months in the event we open additional company-owned restaurants or complete the acquisition of Tilted Kilt, and to otherwise remain at similar levels during the next 12 months if we don’t open additional company-owned restaurants or complete the acquisition of Tilted Kilt.

Professional Fees. Professional fees consist of fees paid to attorneys, independent accountants, investment banks and placement agents, technology consultants and other professionals and consultants. Professional fees increased $129,538 to $258,451 for the three-month period ended March 31, 2019 from $128,913 for the three-month period ended March 31, 2018. The increase of $129,538 was due primarily to increases of $82,321 for legal fees and $75,724 for accounting fees, partially offset by a decrease of $39,915 for consulting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, investment banking, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and non-restaurant employees, and the related payroll taxes. Employee compensation expense increased $95,802 to $227,007 for the three-month period ended March 31, 2019 from $131,205 for the three-month period ended March 31, 2018. The increase of $95,802 was due primarily to an increase of $98,337 for salaries paid to executive officers and other non-restaurant employees, partially offset by decreases in other miscellaneous employee compensation expenses. We expect employee compensation expense to increase during the next 12 months as we hire additional executive officers and other non-restaurant employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of ad fund expenses, selling commissions and expenses, marketing and advertising expenses, acquisition-related transaction costs, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, SEC filing expenses, stock listing expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $38,240 to $178,825 for the three-month period ended March 31, 2019 from $140,585 for the three-month period ended March 31, 2018. The increase of $38,240 was due primarily to increases of $31,134 for investor relations expenses and $13,947 for marketing and advertising expenses, partially offset by decreases in other miscellaneous expenses. We expect general and administrative expenses to continue to increase during the next 12 months as we incur increasing expenses for our ad fund, marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest that we record under the master lease agreement that we entered into with Store Capital on August 30, 2018 in connection with the acquisition of Fat Patty’s, our outstanding debt obligations, and our outstanding settlement agreements payable and accrued legal contingencies. Interest expense increased $197,371 to $203,063 for the three-month period ended March 31, 2019 from $5,692 for the three-month period ended March 31, 2018. The increase of $197,371 was due primarily to an increase of $177,558 for interest that we recognized under our master lease agreement with Store Capital and $12,243 for interest the we recognized on our outstanding debt obligations. We expect interest expense to remain at similar levels during the next 12 months.

Net (Loss) / Income

We generated a net loss of $414,243 during the three-month period ended March 31, 2019. We generated net income of $47,614 during the three-month period ended March 31, 2018. The difference of $461,857 was due primarily to increases of $3,441,378 for restaurant operating costs, $129,538 for professional fees, $95,802 for employee compensation expense and $197,371 for interest expense, partially offset by an increase of $3,399,657 for revenue. We expect to begin generating net income during the next 12 months as we generate increasing revenue from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our recently completed acquisition of Fat Patty’s and our pending acquisition of Tilted Kilt, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt.

Net cash used by operating activities was $85,931 during the three-month period ended March 31, 2019 compared to net cash provided by operating activities of $96,620 during the three-month period ended March 31, 2018. The difference of $182,551 was due primarily to increases of $461,857 for net loss and $181,328 for accounts receivable. This was partially offset by increases of $141,938 for amortization of financing lease right-of-use assets, $89,189 for amortization of operating lease right-of-use assets, $210,529 for accounts payable and accrued liabilities, and $45,982 for depreciation expense.

Net cash used by investing activities was $31,222 during the three-month period ended March 31, 2019 compared to $17,026 during the three-month period ended March 31, 2018. The increase of $14,196 for net cash used by investing activities was due to an increase of $8,302 for purchases of fixed assets, partially offset by a decrease of $5,894 for repayments of notes receivable.

Net cash used by financing activities was $53,395 during the three-month period ended March 31, 2019 compared to net cash provided by financing activities of $13,048 during the three-month period ended March 31, 2018. The difference of $66,443 was due to an increases of $562,312 for repayments of notes payable issued to related parties, $66,827 for payments on our operating lease liability and $41,661 for payments on our financing lease liability, partially offset by an increase of $604,357 for proceeds from the issuance of notes payable to related parties.

Our primary sources of capital since January 1, 2018 are set forth below.

We entered into an unsecured loan with Blue Victory Holdings, Inc., a Nevada corporation, during the year ended December 31, 2017. The amount of principal outstanding under the loan was $30,503 at December 31, 2017. We borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333 at December 31, 2018. We borrowed $647,908 and repaid $592,815 under the loan during the three-month period ended March 31, 2019. Accordingly, the amount of principal outstanding under the loan was $291,426 at March 31, 2019.

On August 30, 2018, we entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which we borrowed $622,929 to help finance the acquisition of Fat Patty’s, all of which was outstanding at December 31, 2018. A description of the note is set forth herein under Note 4. Acquisition of Fat Patty’s in our condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of March 31, 2019, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On January 1, 2019, Seenu G. Kasturi earned 10,706 shares of our common stock pursuant to the terms of the employment agreement that he was then a party to with us. The securities were earned by an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

ARC GROUP, INC.

Date: May 15, 2019	/s/ Seenu G. Kasturi
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

