Form 10-Q
period 2019-06-30
ARC Group, Inc.
filed 2019-08-14
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019

or

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

(904) 741-5500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,080,771 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on August 9, 2019.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)

Assets

Cash and cash equivalents	$256,404	$345,228
Accounts receivable, net	185,544	127,930
Ad funds receivable, net	11,641	10,500
Other receivables	570,919	556,986
Prepaid expenses	61,937	34,582
Inventory	180,088	211,025
Notes receivable, net	17,344	2,967
Other current assets	10,229	8,078

Total current assets	1,294,106	1,297,296

Deposits	44,565	49,421
Notes receivable, net of current portion	1,273	2,553
Intangible assets, net	784,681	786,565
Property and equipment, net	1,268,451	12,537,502
Operating lease right-of-use assets	3,665,275	-
Financing lease right-of-use assets, net	11,041,222	-

Total assets	$18,099,573	$14,673,337

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$1,919,674	$1,478,745
Accounts payable and accrued expenses – related party	270,917	231,187
Other payables	551,025	544,098
Accrued interest	54,520	29,105
Settlement agreements payable	281,859	276,269
Accrued legal contingency	167,646	163,764
Contingent consideration	55,356	55,356
Deferred franchise fees	13,093	13,718
Operating lease liability	275,723	-
Financing lease liability	191,361	175,764
Seller payable	312,000	312,000
Notes payable – related party, net	605,238	720,178
Gift card liabilities	75,982	81,956

Total current liabilities	4,774,394	4,082,140

Deferred franchise fees, net of current portion	44,891	51,516
Operating lease liability, net of current portion	3,426,660	-
Financing lease liability net of current portion	11,110,573	11,210,146

Total liabilities	19,356,518	15,343,802

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 7,080,771 and 6,680,065 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	70,808	66,801
Series A convertible preferred stock – $0.01 par value: 1,000,000 shares authorized, 449,581 outstanding at June 30, 2019 and December 31, 2018, respectively	4,496	4,496
Series B convertible preferred stock – $0.01 par value: 2,500,000 shares authorized, -0- outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	4,586,148	4,490,338
Stock subscriptions payable	34,960	15,453
Accumulated deficit	(5,953,357)	(5,247,553)

Total stockholders’ deficit	(1,256,945)	(670,465)

Total liabilities and stockholders’ deficit	$18,099,573	$14,673,337

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenue:
Restaurant sales	$3,967,890	$839,827	$8,346,681	$1,767,104
Franchise and other revenue	221,077	225,650	431,107	458,909
Franchise and other revenue – related party	-	49,110	-	77,738

Total net revenue	4,188,967	1,114,587	8,777,788	2,303,751

Operating expenses:
Restaurant operating costs:
Cost of sales	1,346,705	278,985	3,078,336	549,520
Labor	1,418,560	343,167	2,871,008	597,706
Occupancy	160,936	52,876	315,027	113,335
Other operating expenses	839,784	170,831	1,683,145	325,451
Professional fees	132,705	118,254	391,156	247,167
Employee compensation expense	344,929	120,207	571,936	251,412
General and administrative expenses	253,364	161,147	432,189	301,732

Total operating expenses	4,496,983	1,245,467	9,342,797	2,386,323

Loss from operations	(308,016)	(130,880)	(565,009)	(82,572)

Other income:
Interest expense	(201,723)	(5,479)	(404,786)	(10,873)
Income from insurance proceeds	181,588	-	181,588	-
Other income	36,590	80,828	82,403	85,528

Total other income	16,455	75,349	(140,795)	74,655

Net loss	$(291,561)	$(55,531)	$(705,804)	$(7,917)

Net loss per share – basic and fully diluted	$(0.04)	$(0.01)	$(0.10)	$(0.00)

Weighted average number of shares outstanding – basic and fully diluted	7,071,985	6,901,687	7,076,402	6,933,500

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities

Net loss	$(705,804)	$(7,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	101,979	19,207
Amortization of operating lease right-of-use assets	167,504	-
Amortization of financing lease right-of-use assets	285,454	-
Amortization of intangible assets	1,884	-
Amortization of debt discount	15,438	-
Stock-based compensation expense	110,623	39,126
Gain from insurance recoveries on impaired fixed assets	(100,000)	-
Changes in operating activities, net of acquisition of Fat Patty’s concept:
Accounts receivable	(57,614)	122,624
Accounts receivable – related party	-	772
Ad fund receivable	(1,141)	26,130
Ad fund receivable – related party	-	515
Other receivables	(13,933)	-
Prepaid expenses	(27,355)	-
Inventory	30,937	(6,864)
Other current assets	2,705	2,417
Accounts payable and accrued liabilities	456,557	31,930
Accounts payable and accrued liabilities – related party	65,145	(19,093)
Settlement agreements payable	5,590	5,590
Accrued legal settlement	3,882	3,882
Deferred franchise fees	(7,250)	(38,014)
Gift card liabilities	(5,974)	-
Other liabilities	-	2,999

Net cash provided by operating activities	328,627	183,304

Cash flows from investing activities

Issuances of notes receivable	(15,000)	-
Repayments of notes receivable	1,903	13,946
Insurance recoveries for impaired fixed assets	100,000	-
Contingent consideration	-	(143,326)
Purchases of fixed assets	(160,097)	(137,952)

Net cash used by investing activities	(73,194)	(267,332)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	1,075,893	69,551
Payments on operating lease liability	(129,903)	-
Payments on financing lease liability	(83,976)	-
Repayments of notes payable – related party	(1,206,271)	(97,877)

Net cash used by financing activities	(344,257)	(28,326)

Net decrease in cash and cash equivalents	(88,824)	(112,354)
Cash and cash equivalents, beginning of period	345,228	145,346

Cash and cash equivalents, end of period	$256,404	$32,992

Supplemental disclosure of cash flow information

Cash paid for interest	$354,462	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash transactions

Preferred stock issued in exchange for common stock	$-	$4,496
Property and equipment acquired through accounts payable	$-	$126,000
Recognition of operating lease liability and right-of-use assets	$3,832,779	$-
Recognition of financing lease liability and right-of-use assets	$11,326,676	$-

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

On October 30, 2018, the Company entered into an agreement to acquire the Tilted Kilt Eatery and Pub® restaurant franchise (“Tilted Kilt”). At June 30, 2018, the Tilted Kilt franchise was comprised of 28 restaurants operating in 14 states and Canada, of which two were company owned and operated and the remaining 26 were franchise locations. A description of the transaction is set forth herein under Note 5. Agreement to Acquire Tilted Kilt.

On November 7, 2018, the Company became a franchisee of a Tilted Kilt restaurant located in Gonzales, Louisiana.

At June 30, 2019, the Company had 20 Dick’s Wings restaurants and three Dick’s Wings concession stands. Of the 20 restaurants, 16 were located in Florida and four were located in Georgia. The Company’s concession stands were also located in Florida. Four of the Company’s restaurants were owned by the Company, and the remaining 16 restaurants were owned and operated by franchisees. The Company’s concession stands were also owned by the Company. In addition, the Company had four Fat Patty’s restaurants at June 30, 2019. Of the four restaurants, three were located in West Virginia and one was located in Kentucky. All four of the restaurants were owned by the Company. The Company also had its Tilted Kilt restaurant in Louisiana for which it serves as a franchisee.

Note 2. Basis of Presentation and Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. Information presented as of December 31, 2018 is derived from the audited consolidated financial statements. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Restatement

The Company has restated its previously issued condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2018. The impact of the restatement is more specifically described herein under Note 20. Restatement of Previously Issued Condensed Consolidated Financial Statements.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

While the Company generated a net loss of $705,804 during the six-month period ended June 30, 2019 and had a working capital deficit of $3,480,288 at June 30, 2019, the Company generated cash flow from operating activities of $328,627 during the six-month period ended June 30, 2019 and received continued financial support from related parties during the six-month period ended June 30, 2019 and the years ended December 31, 2018 and 2017. As a result of these factors, the Company concluded that the substantial doubt about its ability to continue as a going concern had been alleviated as of June 30, 2019.

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

Intangible Assets, Net

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. The intangible assets were comprised of a tradename and a non-compete agreement. The Company amortizes the non-compete agreement on a straight-line basis over the expected period of benefit, which is five years. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The Company recognized $942 and $1,884 of amortization expense for the non-compete agreement during the three- and six-month periods ended June 30, 2019.

Other Payables

Other payables was comprised primarily of accounts payable owed to the former owner of Fat Patty’s for alcohol and other items purchased by him in connection with the operation of the concept.

Revenue Recognition

The Company generates revenue from two primary sources: (a) retail sales at company-operated restaurants; and (b) franchise revenue, which consists of royalties based on a percentage of sales reported by franchised restaurants, funds contributed by franchisees to the Company’s general advertising fund, and initial and renewal franchise license fees.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Revenue From Company-Owned Restaurants

Revenue from company-owned restaurants is primarily recognized as customers pay for products at the point of sale. The Company reports Company-owned restaurant revenues net of sales and use taxes collected from customers and remitted to governmental taxing authorities.

Revenue From Franchised Restaurants

The Company grants individual restaurant franchises to operators in exchange for initial franchise license fees and continuing royalty payments.

Initial and renewal franchise license fees are payable by the franchisee upon a new restaurant opening or renewal of an existing franchise agreement. Under franchise agreements, the Company provides franchisees with: (a) a franchise license, which includes a non-exclusive license to our intellectual property for the duration of the franchise agreement and where the Company manages a marketing or co-op advertising fund, advertising and promotion management; (b) pre-opening services, such as training and inspections; and (c) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. The services that the Company provides are highly interrelated and dependent on the franchise license so the Company does not consider the services to be individually distinct and therefore accounts for them as a single performance obligation. The performance obligation is satisfied by providing a right to use the Company’s intellectual property over the term of each franchise agreement. Accordingly, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement.

The Company’s performance obligation under area development agreements generally consists of an obligation to grant exclusive development rights for a particular geographic region over a stated term. These development rights are not distinct from franchise agreements and are creditable towards the initial franchise license fee, so upfront fees paid by franchisees for exclusive development rights are deferred and allocated to the appropriate franchise restaurant when the franchise agreement is executed.

Franchise royalty revenues represents sales-based royalties that are related entirely to the Company’s performance obligation under the franchise agreement. Continuing franchise royalty revenues are based on a percentage of monthly sales and are recognized on the accrual basis as franchise sales occur. In certain circumstances, the Company may reduce or waive franchise license fees and/or the franchise royalty percentage for a period of time.

Franchises contributions to the Company’s general advertising funds are calculated as a percentage of monthly sales. Contributions to the fund generally represent sales-based or fixed monthly fee amounts that are related entirely to the Company’s performance obligation under the franchise agreement and are recognized as franchise sales occur.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

ASC Topic 606

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

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company recognized $3,625 and $7,250 of deferred franchise fees as income during the three- and six-month periods ended June 30, 2019, and recognized $7,125 and $12,750 of deferred franchise fees as income during the three- and six-month periods ended June 30, 2018, respectively. The carrying value of the Company’s deferred franchised fees was $57,984 at June 30, 2019.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to the Company’s general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in the Company’s condensed consolidated financial statements. Under ASC 606, the Company records contributions to and expenditures by the fund as revenue and expenses within the Company’s condensed consolidated financial statements. The Company recognized contributions to and expenditures by the fund of $31,645 and $63,868 during the three- and six-month periods ended June 30, 2019, and recognized contributions to and expenditures by the fund of $45,029 and $98,260 during the three- and six-month periods ended June 30, 2018, respectively.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Primary Geographic Markets
Florida	$1,335,909	$1,065,922	$2,652,463	$2,204,792
Georgia	267,966	48,665	567,010	98,959
Kentucky	651,565	—	1,291,376	—
Louisiana	227,067	—	529,343	—
West Virginia	1,706,460	—	3,737,596	—
Total revenue	$4,188,967	$1,114,587	$8,777,788	$2,303,751

Sources of Revenue
Restaurant sales	$3,967,890	$839,827	$8,346,681	$1,767,104
Royalties	180,356	194,448	354,538	394,479
Franchise fees	3,625	29,389	7,250	38,014
Advertising fund fees	31,645	45,029	63,868	98,260
Other revenue	5,451	5,894	5,451	5,894
Total revenue	$4,188,967	$1,114,587	$8,777,788	$2,303,751

Deferred Revenue

Deferred revenue consists of contract liabilities resulting from initial and renewal franchise license fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement, as well as upfront development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying franchise agreement once it is executed or if the development agreement is terminated.

The following table presents changes in deferred franchise fees as of and for the six-month period ended June 30, 2019:

Total Liabilities
Deferred franchise fees at December 31, 2018	$65,234
Revenue recognized during the period	(7,250)
New deferrals due to cash received	—
Deferred franchise fees at June 30, 2019	$57,984

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at June 30, 2019:

Year	Franchise Fees to be Recognized
2019 (remaining six months)	$6,468
2020	12,000
2021	10,926
2022	9,000
2023	6,637
Thereafter	12,953
Total	$57,984

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

The Company adopted ASC Topic 842 effective January 1, 2019 applying the modified retrospective transition approach. Under this approach, results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior periods are not adjusted and continue to be reported under the accounting standards in effect for those periods. The Company recognized $3,832,779 and $3,832,286 of additional assets and liabilities, respectively, in connection with its operating leases upon the adoption of ASC Topic 842 on January 1, 2019. The Company did not recognize any additional assets or liabilities in connection with its financing lease upon the adoption of ASC Topic 842 on January 1, 2019.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

Note 3. Net Loss Per Share

The Company calculates basic and diluted net loss per share in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period and is calculated by dividing the reported net loss for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net loss per share is calculated by dividing the reported net loss for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period, as adjusted to give effect to the exercise or conversion of all potentially dilutive securities outstanding at the end of the applicable period.

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at June 30, 2019 and 2018 were excluded from the computation of diluted net loss per share for the three- and six-month periods ended June 30, 2019 and 2018, respectively, because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the three- and six-month periods ended June 30, 2019 and 2018, respectively.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table summarizes certain financial information for the three- and six-month periods ended June 30, 2019 contained in the Company’s condensed consolidated financial statements and certain unaudited pro forma financial information for the three- and six-month periods ended June 30, 2018 as if the acquisition of Fat Patty’s had occurred on January 1, 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenue	$4,188,967	$3,868,152	$8,777,788	$8,059,247
Income (loss) from continuing operations	(308,016)	393,701	(565,009)	1,118,135
Net income / (loss)	(291,561)	472,419	(705,804)	1,196,159
Net income / (loss) per share – basic	$(0.04)	$0.07	$(0.10)	$0.17
Net income / (loss) per share – fully diluted	$(0.04)	$0.07	$(0.10)	$0.17

The results of operations for Fat Patty’s were included in the Company’s results of operations beginning August 30, 2018. The actual amounts of revenue and net income for Fat Patty’s that were included in the Company’s condensed consolidated statements of operations for the three-month period ended June 30, 2019 were $1,959,728 and $475,452, respectively, and the actual amounts of revenue and net income for Fat Patty’s that were included in the Company’s condensed consolidated statements of operations for the six-month period ended June 30, 2019 were $4,630,375 and $610,488, respectively.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

The closing of the transaction is conditioned upon SDA Holdings, Trustee Services Group (the “Custodian”), Seenu G. Kasturi, who served as the Company’s President and Chief Financial Officer and the Chairman of its board of directors as of December 31, 2018, Let’s Eat Incorporated (“Let’s Eat”), the Reilly Group, LLC (the “Reilly Group”) and John Reynauld entering into an amendment to that certain Custodian Agreement, dated June 7, 2018, by an among the parties to add SDA Holdings as a party to the agreement and remove Mr. Kasturi as a party to the agreement, in which event SDA Holdings will be required to deliver 718,563 shares of the Company’s common stock to the Custodian. The closing of the transaction is also conditioned upon the Company raising gross proceeds of at least $2,000,000 through the sale of debt or equity securities, as well as other customary closing conditions. Upon closing of this acquisition, the Company will issue 666,667 shares of common stock to Mr. Kasturi, place 718,563 shares of common stock into escrow to replace a like number of shares placed in escrow by Mr. Kasturi, and through a wholly-owned subsidiary, be the obligor under a demand promissory note in favor of Mr. Kasturi in the principal amount of up to $2,500,000.

As of June 30, 2019, the conditions to closing had not yet been satisfied or waived by the parties. There is no set closing date for the transaction.

Note 6. Inventory

Inventory was comprised of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Food	$123,280	$120,426
Beverages	56,808	90,599
Total	$180,088	$211,025

Note 7. Property and Equipment, Net

Property and equipment was comprised of the following at June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Land, buildings and improvements	$-0-	$11,500,000
Leasehold improvements	332,500	323,500
Furniture, fixtures and equipment	1,159,198	1,021,735
Subtotal	1,491,698	12,845,235
Less: accumulated depreciation	(223,247)	(307,733)
Total	$1,268,451	$12,537,502

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

Depreciation expense was $50,438 and $101,979 during the three- and six-month periods ended June 30, 2019, respectively, and was $13,648 and $19,207 during the three- and six-month periods ended June 30, 2018, respectively.

Note 8. Intangible Assets

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. Intangible assets include a tradename valued at $770,000 and a non-compete agreement valued at $18,840 for a total of $788,840 on August 30, 2018, which is the date the acquisition of Fat Patty’s was completed. The Company amortizes the non-compete agreement on a straight-line basis over the expected period of benefit, which is five years. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The Company recognized $2,275 of amortization expense on the non-compete agreement during the year ended December 31, 2018. Accordingly, the Company had total intangible assets of $786,565 at December 31, 2018. The Company recognized $942 and $1,884 of amortization expense on the non-compete agreement during the three- and six-month periods ended June 30, 2019. Accordingly, the Company had total intangible assets of $784,681 at June 30, 2019.

The following table presents the future amortization expense to be recognized from the Company’s intangible assets at June 30, 2019:

Year	Amortization Expense to be Recognized
2019 (remaining six months)	$1,884
2020	3,768
2021	3,768
2022	3,768
2023	1,493
Thereafter	—
Total	$14,681

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

As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company recognized additional Seediv compensation expense in the amount of $178,785 during the year ended December 31, 2017 in connection with the earnout payment and the liability for the contingent consideration was increased by $178,785 to $199,682 at December 31, 2017. The Company made payments in the amount of $144,326 to Mr. Kasturi with respect to the earnout payment during the year ended December 31, 2018. The Company did not make any payments to Mr. Kasturi during the six-month period ended June 30, 2019. Accordingly, the outstanding balance of contingent consideration was $55,356 at June 30, 2019 and December 31, 2018, respectively.

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at June 30, 2019 and December 31, 2018, respectively:

	Level 1	Level 2	Level 3
June 30, 2019	$—	$55,356	$—
December 31, 2018	$—	$55,356	$—

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The earnout payment was to be calculated based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the Nocatee and Youngerman Circle Restaurants during the year ended December 31, 2017. As of December 31, 2017, the EBITDA for the Nocatee and Youngerman Circle Restaurants was utilized to compute the ending contingent consideration liability. As a result, the fair value measurement of the contingent consideration represented a Level 2 fair value measurement at June 30, 2019 and December 31, 2018 because it was based on other significant observable inputs.

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

Note 10. Notes Receivable

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,136. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,136 line of credit agreement was for a term of two years, was payable in monthly installments beginning January 1, 2017, and did not require the payment of any interest. The loan was repaid in full during the year ended December 31, 2017. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. A total of $414 was outstanding under the loan at December 31, 2018. The loan was repaid in full during the six-month period ended June 30, 2019. Interest in the aggregate amount of $2 accrued and was paid in full under the loans during the three- and six-month periods ended June 30, 2018. Interest in the aggregate amount of $219 and $517 accrued and was paid in full under the loans during the three- and six-month periods ended June 30, 2018, respectively. No accrued interest was outstanding under the loans at June 30, 2019 and December 31, 2018.

In October 2017, the Company made a loan to one of its franchisees in the aggregate original principal amount of $7,659. The loan is due and payable in full on December 1, 2020, is payable in monthly installments beginning January 1, 2018, and does not require the payment of any interest. A total of $3,617 and $5,106 of principal was outstanding under the loan at June 30, 2019 and December 31, 2018, respectively.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

In June 2019, the Company made a loan to one of its franchisees in the aggregate original principal amount of $15,000. The loan is due and payable in monthly installments with an initial payment of $2,000 due July 1, 2019, followed by six monthly payments of $2,000 due on the 27th day of each month thereafter beginning July 27th, with a final payment of $1,000 due on January 27, 2020. The loan does not require the payment of any interest. The entire $15,000 principal amount of the loan was outstanding on June 30, 2019.

The carrying value of the Company’s outstanding notes receivable was $18,617 and $5,520 at June 30, 2019 and December 31, 2018, respectively, all of which was due from unrelated third parties. Of these amounts, $17,344 and $1,273 were classified as short-term and long-term notes receivable, respectively, at June 30, 2019, and $2,967 and $2,553 were classified as short-term and long-term notes receivable, respectively, at December 31, 2018. The Company generated interest income of $2 during the three- and six-month periods ended June 30, 2019, and generate interest income of $219 and $517 during the three- and six-month periods ended June 30, 2018, respectively. The Company did not have any interest receivable outstanding at June 30, 2019 and December 31, 2018.

Note 11. Debt Obligations

In September 2013, the Company entered into a loan agreement with Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1,000,000. In March 2017, the Company entered into an amendment to the loan agreement with Blue Victory to reduce the maximum amount of funds available under the credit facility from $1,000,000 to $50,000. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. The outstanding principal balance of the credit facility and any accrued and unpaid interest thereon are payable in full on the termination date. All loan requests are subject to approval by Blue Victory. Loans may be prepaid by the Company without penalty and borrowed again at any time prior to the termination date. Blue Victory has the right to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of common stock at a conversion rate equal to: (i) the closing price of the common stock on the date immediately preceding the conversion date if the common stock is then listed on the OTCQB or a national securities exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if the common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of the common stock as determined by the Company and Blue Victory. The Company did not borrow any funds under the credit facility during the six-month period ended June 30, 2019 and the year ended December 31, 2018, and there was no principal outstanding under the credit facility at June 30, 2019 and December 31, 2018.

The Company entered into an unsecured loan with Blue Victory during the year ended December 31, 2017. The amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333 at December 31, 2018. The Company borrowed $1,075,893 and repaid $1,206,271 under the loan during the six-month period ended June 30, 2019. Accordingly, the amount of principal outstanding under the loan was $105,955 at June 30, 2019. The Company recognized $3,080 and $6,984 of interest expense under the loan during the three- and six-month periods ended June 30, 2019, and recognized $877 and $1,650 of interest expense under the loan during the three- and six-month periods ended June 30, 2018.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

On August 30, 2018, the Company entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which the Company borrowed $622,929 to help finance the Fat Patty’s Acquisition. A description of the note is set forth herein under Note 4. Acquisition of Fat Patty’s. At the date of the financing, because the effective conversion rate of the convertible note was less than the market value of the Company’s common stock, a beneficial conversion feature of $155,732 was recorded as a discount to the convertible note and an increase to additional paid in capital. The Company recorded a total of $16,648 for amortization of the discount to the convertible note during the year ended December 31, 2018. Accordingly, the amount of unamortized debt discount outstanding was $139,084 at December 31, 2018. The Company recorded $7,762 and $15,438 for amortization of the discount to the convertible note during the three- and six-month periods ended June 30, 2019. Accordingly, the amount of unamortized debt discount outstanding was $123,646 at June 30, 2019, and the principal balance of the note net of unamortized debt discount outstanding was $499,283 at June 30, 2019. The Company recognized $9,216 and $18,432 of interest expense under the convertible note during the three- and six-month periods ended June 30, 2019.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount of $123,646 and $139,084 at June 30, 2019 and December 31, 2018, respectively, and excluding financing and operating lease liabilities, was $605,238 and $720,178 at June 30, 2019 and December 31, 2018, respectively.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The Company determines discount rates based on the rates of its outstanding debt.

The following table sets forth information about the Company’s operating and financing lease assets and liabilities included in its condensed consolidated balance sheet as of June 30, 2019:

	Classification on the Condensed Consolidated Balance Sheet	June 30, 2019
Assets
Operating lease right-of-use assets	Right-of-use assets	$3,665,275
Financing lease right-of-use assets	Right-of-use assets	11,041,222
Total right of use assets		$14,706,497

Liabilities
Current liabilities:
Operating lease liability	Current operating lease liabilities	$275,723
Financing lease liability	Current portion of other long-term liabilities	191,361
Non-current liabilities:
Operating lease liabilities, net of current portion	Operating lease liabilities	3,426,660
Financing lease liabilities, net of current portion	Other long-term liabilities	11,110,573
Total lease liabilities		$15,004,317

The following table sets forth the supplemental cash flow information related to the Company’s leases for the three- and six-month periods ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$128,036	$249,441
Operating cash flows from financing leases	176,904	354,462
Financing cash flows from financing leases	143,515	285,453

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table sets forth the components of lease costs related to the Company’s leases for the three- and six-month periods ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs	143,274	$286,549

Financing lease costs:
Amortization of right-of-use assets	$143,515	$285,454
Interest on lease liabilities	176,904	354,461
Total financing lease costs	320,419	639,915

The following table shows certain information related to the weighted-average remaining lease terms and the weighted-average discount rates for our operating and financing leases:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
	(in years)	(annual)
Operating leases	11.78	7.39%
Financing leases	19.67	8.00%

The following table sets forth the maturity of our operating and financing leases liabilities as of June 30, 2019:

	Operating Leases	Financing Leases
Year Ended December 31,
2019 (remaining six months)	$262,740	$443,553
2020	544,759	897,425
2021	570,765	913,130
2022	583,392	929,110
2023	472,444	945,369
Thereafter	3,206,389	15,924,033
Total lease payments	5,640,489	20,052,620
Less: imputed interest	(1,938,106)	(8,750,686)
Total	$3,702,383	$11,301,934

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 13. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at June 30, 2019 and December 31, 2018, respectively, of which 7,080,771 and 6,680,065 shares of common stock were outstanding at June 30, 2019 and December 31, 2018, respectively, 1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, at June 30, 2019 and December 31, 2018, of which 449,581 shares were outstanding at June 30, 2019 and December 31, 2018, and 2,500,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share, none of which was outstanding at June 30, 2019 and December 31, 2018.

In May 2018, the Company issued a stock option to an employee that is exercisable into 30,000 shares of common stock. The shares were valued on the date of grant by using the Black-Scholes pricing model. The Company recognized $10,002 of stock compensation expense during the year ended December 31, 2018 in connection with the vesting of the option. In February 2019, the stock option terminated in its entirety upon the termination of the employee’s employment with the Company. In connection therewith, the stock compensation previously recognized by the Company during the year ended December 31, 2018 was reversed during the six-month period ended June 30, 2019.

In May 2018, the Company provided an employee with the right to receive $33,000 in cash or 20,000 shares of shares of the Company’s common stock on May 15, 2021. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant and remeasured as of December 31, 2018. In accordance with ASC 718, as the employee is able to settle the right in either cash or common stock, the Company recognized $8,701 of stock compensation expense in connection therewith during the year ended December 31, 2018 and recorded a corresponding liability which has been recorded in accounts payable and accrued expenses within the Company’s consolidated balance sheet. In February 2019, the right terminated in its entirety upon the termination of the employee’s employment with the Company. In connection therewith, the stock compensation previously recognized by the Company during the year ended December 31, 2018 was reversed during the six-month period ended June 30, 2019.

In August 2018, the Company entered into an agreement with a firm to provide investor relations services to the Company. Under the terms of the agreement, the Company agreed to pay the firm $12,250 and issue 3,500 shares of common stock to the firm upon the execution of the agreement as compensation for services to be performed during the months of August and September 2018. The Company agreed to pay the firm $7,000 and issue 1,500 shares of common stock each month thereafter during the remainder of the term of the agreement. The Company recognized $5,775 and $11,145 of stock compensation expense under the agreement during the three- and six-month periods ended June 30, 2019.

The Company recognized $147 of stock compensation expense during the six-month period ended June 30, 2019 in connection with the vesting of 10,706 shares of common stock earned by Mr. Kasturi on January 1, 2019 under the employment agreement that he was then a party to with the Company.

In January 2019, the Company issued a restricted stock award to Mr. Kasturi pursuant to the terms of a new employment agreement that the Company entered into with him. The Company recognized $48,967 and $96,319 of stock compensation expense in connection therewith during the three- and six-month periods ended June 30, 2019. A description of the new employment agreement and restricted stock award is set forth herein under Note. 16 – Commitments and Contingencies – Employment Agreements – Seenu G. Kasturi.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

In January 2019, the Company commenced a private offering of up to 5,000,000 units, each unit comprised of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $1.40 per unit (the “Offering”). Each warrant is exercisable for a term of five years at an exercise price of $1.55 per share, subject to adjustment. The units are being offered without registration under the Securities Act of 1933, as amended (“Securities Act”), solely to persons who qualify as accredited investors, as that term is defined in Rule 501 of Regulation D under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated thereunder.

The Company retained Maxim Group, LLC (“Maxim”) to serve as its placement agent for the Offering. The Company agreed to pay the placement agent a placement fee equal to 7% of the aggregate gross proceeds raised in the Offering and warrants exercisable for a term of five years to purchase 4% of the number of shares of common stock included in the units sold in the Offering at an exercise price of $1.55 per share.

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

The Offering was originally contemplated to terminate on March 31, 2019, unless extended by the Company and the placement agent to a date not later than May 31, 2019. On March 31, 2019, the Company extended the offering until May 31, 2019. No securities were sold in the offering during the three- and six-month periods ended June 30, 2019.

On April 8, 2019, the Company granted a restricted stock award to an employee for a total of 225,000 shares of the Company’s common stock. The shares vest in three equal annual installments commencing on April 30, 2020. The Company recognized $21,715 of stock compensation expense in connection therewith during the three- and six-month periods ended June 30, 2019.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The Company retained Maxim and Joseph Gunnar & Co., LLC to serve as its placement agents for the Offering. The Company agreed to pay the placement agents an aggregate placement fee equal to 7% of the aggregate gross proceeds raised in the Offering and warrants exercisable for a term of five years to purchase that number of shares of common stock equal to 7% of the number of Shares issued in the Offering and 7% of the number of shares of common stock underlying the warrants issued in the Offering at an exercise price of $1.70 per share.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

No securities were sold in the offering during the three- and six-month periods ended June 30, 2019.

The Company recognized a total of $76,457 and $110,623 for stock compensation expense during the three- and six-month periods ended June 30, 2019, respectively. The Company had a total of $34,960 and $15,453 of stock subscription payable outstanding at June 30, 2019 and December 31, 2018, respectively.

The following table sets forth the changes in stockholders’ equity as of June 30, 2019:

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Stock Subscriptions Payable	Accumulated Deficit	Total
Balance at December 31, 2018	6,680,065	$66,801	449,581	$4,496	—	—	$4,490,338	$15,453	$(5,247,553)	$(670,465)
Common stock issued for services	400,706	4,007	—	—	—	—	105,812	19,507	—	129,326
Cancellation of stock option issued for services	—	—	—	—	—	—	(10,002)	—	—	(10,002)
Net loss	—	—	—	—	—	—	—	—	(705,804)	(705,804)
Balance at June 30, 2019	7,080,771	$70,808	449,581	$4,496	—	—	$4,586,148	$34,960	$(5,953,357)	$(1,256,945)

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table sets forth the changes in stockholders’ equity as of June 30, 2018:

	Common Stock		Series A Convertible Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-in Capital	Stock Subscriptions Payable	Accumulated Deficit	Total
Balance at December 31, 2017	6,950,869	$69,509	—	$—	$3,995,306	$26,853	$(4,768,592)	$(676,924)
Common stock issued for services	23,139	231	—	—	37,645	(1)	—	37,875
Deferred franchise fees	—	—	—	—	—	—	(196,478)	(196,478)
Common stock exchanged for preferred stock	(449,581)	(4,496)	449,581	4,496	—	—	—	—
Net loss	—	—	—	—	—	—	(7,917)	(7,917)
Balance at June 30, 2018	6,524,427	$65,244	449,581	$4,496	$4,032,951	$26,852	$(4,972,987)	$(843,444)

Note 14. Stock Options and Warrants

The Company issued one stock option during the year ended December 31, 2018. The stock option was exercisable into 30,000 shares of common stock at an exercise price of $1.49 and vested in three equal annual installments commencing on the first anniversary of the date of issuance. The shares were valued on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC Topic 718. This stock option was the only stock option outstanding at December 31, 2018. In February 2019, the stock option terminated in its entirety. The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- and six-month periods ended June 30, 2019 and 2018, and no stock options or warrants were exercised during the three- and six-month periods ended June 30, 2019 and 2018. There were no stock options or warrants outstanding at June 30, 2019.

Note 15. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of June 30, 2019, 142,858 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in August 2021. On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc. 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of June 30, 2019, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in June 2024.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table presents the future minimum annual payments under the sponsorship agreement as of June 30, 2019:

Year	Minimum Annual Payments
2019 (remaining six months)	$102,000
2020	208,080
2021	212,240
2022	216,490
2023	—
Thereafter	—
Total	$738,810

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Teay’s Valley Fire

On March 25, 2019, the Company experienced a fire at its Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia. As a result, the restaurant was closed for repair. The company has an insurance policy in place on the property and received insurance proceeds in the amount of $579,885 under the policy for such items as lost income and damaged equipment during the three- and six-month periods ended June 30, 2019. The Company recorded $398,297 of the insurance proceeds under “revenue – restaurant sales” on its condensed consolidated statements of operations as that portion of the insurance proceeds was paid for lost income from business interruption, and recorded the remaining $181,588 of the insurance proceeds under “income from insurance proceeds” on its condensed consolidated statements of operations as that portion of the insurance proceeds was for equipment and other assets that were destroyed in the fire. The restaurant is expected to reopen in early October 2019.

Note 17. Related-Party Transactions

Except as otherwise set forth below, all of the following transactions are with Seenu G. Kasturi or an entity affiliated with Mr. Kasturi. On January 18, 2017, Mr. Kasturi was appointed as the Company’s President, Chief Financial Officer and Chairman of the Company’s board of directors. As of June 30, 2019, Mr. Kasturi was the beneficial owner of 30.3% of the Company’s common stock and 100% of the Company’s Series A convertible preferred stock, collectively representing 89.4% of the voting power of the Company’s capital stock.

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

Employment Agreements

In January 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of the board of directors and, in connection therewith, entered into an employment agreement with Mr. Kasturi. In January 2019, the Company appointed Mr. Kasturi as its Chief Executive Officer and entered into a new employment agreement with him. As of June 30, 2019, Mr. Kasturi served as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the its board of directors. A description of the employment agreement is set forth herein under Note 16. Commitments and Contingencies – Employment Agreements – Seenu G. Kasturi.

In January 2013, the Company entered into an employment agreement with Richard W. Akam in connection with his appointment as the Company’s Chief Operating Officer. As of June 30, 2019, Mr. Akam served as the Company’s Chief Operating Officer and Secretary. A description of the employment agreement is set forth herein under Note 16. Commitments and Contingencies – Employment Agreements – Richard W. Akam.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

Franchise Agreements

Prior to December 31, 2018, the Company has been a party to several franchise agreements with DWG Acquisitions pursuant to which DWG Acquisitions owned and operated Dick’s Wings restaurants. The terms of these franchise agreements were identical to the terms of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company under the franchise agreements for the Nocatee and Youngerman Circle Restaurants. The Company generated $49,110 and $77,738 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three- and six-month periods ended June 30, 2018, respectively. The Company had a total of $41,512 for accounts payable and accrued expenses outstanding from DWG Acquisitions at December 31, 2018. The Company did not have any accounts payable and accrued expenses outstanding from DWG Acquisitions at June 30, 2019.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Company paid ad fund fees of $3,408 and $7,979 to Tilted Kilt during the three- and six-month periods ended June 30, 2019. The Company is not required to pay any royalties or franchise fees to Tilted Kilt under its franchise agreement with Tilted Kilt.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

On October 30, 2018, the Company entered into a membership interest purchase agreement with SDA Holdings and Fred D. Alexander pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests in SDA Holdings. A description of this transaction is set forth herein under Note 5. Agreement to Acquire Tilted Kilt. Richard W. Akam, who served as the Company’s Chief Operating Officer and Secretary as of June 30, 2019, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as a member of the Company’s board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018. Mr. Alexander serves as a member of the Company’s board of directors.

Other Related-Party Arrangements.

Certain part-time employees of the Company are also employed on a part-time basis by various entities affiliated with Seenu G. Kasturi. In addition, the Company had a total of $270,917 and $231,187 of accounts payable and accrued expenses outstanding at June 30, 2019 and December 31, 2018, respectively, that were owed to employees and other affiliates of the Company primarily for salaries and other payroll liabilities.

Note 18. Judgments in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. The Company had not paid any part of the judgment or the accrued interest thereon. As a result, the loss was reflected in settlement agreements payable at June 30, 2019 and December 31, 2018. Interest expense in the amount of $2,810 and $5,590 accrued on the outstanding balance of the loss during the three- and six-month periods ended June 30, 2019. The interest expense was credited to settlement agreements payable. The Company had accrued interest of $87,112 and $81,522 outstanding at June 30, 2019 and December 31, 2018, respectively. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $87,112 totaled $281,859 at June 30, 2019. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $81,522 totaled $276,269 at December 31, 2018.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. The outstanding balance of damages sought was reflected in accrued legal contingency at June 30, 2019 and December 31, 2018. Interest expense in the amount of $1,930 and $3,882 accrued on the outstanding balance of the accrued legal contingency during the three- and six-month period ended June 30, 2019. The interest expense was credited to accrued legal contingency. A total of $45,521 and $41,638 of accrued interest, and $10,586 of other expenses (excluding legal fees), were outstanding at June 30, 2019 and December 31, 2018, respectively, resulting in an aggregate potential loss of $167,646 and $163,764 at June 30, 2019 and December 31, 2018, respectively. This case is currently pending.

Note 19. Segment Reporting

The Company has two reportable segments, which are Company-owned restaurants and franchise operations.

Company-Owned Restaurants

Company-owned restaurants consist of several brands that are aggregated into one reportable segment because of the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment, and store level profit margin for each of the brands are similar. The brands are Dick’s Wings and Grill, Fat Patty’s and Tilted Kilt Eatery and Pub. All Company-owned restaurants are casual dining restaurants. There were a total of nine company-owned restaurants at June 30, 2019 and December 31, 2018, respectively.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

There were a total of 16 and 17 franchised restaurants at June 30, 2019 and December 31, 2018, respectively.

Segment Financial Information

Information on segments and a reconciliation of income from operations to net loss is as follows:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenue
Company-owned restaurants	$3,967,890	$839,827	$8,346,681	$1,767,104
Franchise operations	221,077	274,760	431,107	536,647
Total revenue	$4,188,967	$1,114,587	$8,777,788	$2,303,751

Net Loss
Company-owned restaurants	$201,905	$(6,032)	$399,165	$181,092
Franchise operations	66,165	262,795	199,542	457,195
Total income from operations	268,070	256,763	598,707	638,287
Corporate and unallocated expenses	(559,631)	(312,294)	(1,304,511)	(646,204)
Net loss	$(291,561)	$(55,531)	$(705,804)	$(7,917)

Depreciation and Amortization
Company-owned restaurants	$287,275	$13,567	$569,526	$19,064
Franchise operations	—	—	—	—
Corporate	1,374	81	2,733	143
Total	$288,649	$13,648	$572,259	$19,207

Capital Expenditures
Company-owned restaurants	$127,823	$112,332	$151,097	$135,118
Franchise operations	—	—	—	—
Corporate	—	1,648	9,000	2,834
Total	$127,823	$113,980	$160,097	$137,952

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 20. Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company is restating its condensed consolidated financial statements for the three- and six-month periods ended June 30, 2018 to correct an error related to the manner by which it recorded $54,242 and $111,740, respectively, of food discounts provided to customers and complimentary meals provided to employees. The Company recorded each of these items as an increase to restaurant operating costs – other operating expenses rather than as a reduction to restaurant sales on its condensed consolidated statements of operations. As a result, restaurant sales and restaurant operating costs – other operating expenses were each overstated by $54,242 and $111,740 during the three-and six-month periods ended June 30, 2018, respectively. The Company has restated its condensed consolidated financial statements for the three- and six-month periods ended June 30, 2018 for the sole purpose of reducing restaurant sales and restaurant operating costs – other operating expenses by $54,242 and $111,740, respectively.

The impact of the restatement on the Company’s condensed consolidated statement of operations for the three- and six-month periods is presented below. The restatement did not have any impact on the Company’s condensed consolidated balance sheet as of June 30, 2018 or the Company’s statement of cash flows for the six-month period ended June 30, 2018.

	For the Three Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations:
Restaurant sales	$894,069	$(54,242)	$839,827
Revenue	1,168,829	(54,242)	1,114,587
Restaurant operating costs – other operating expenses	(225,073)	54,242	(170,831)
Total operating expenses	(1,299,709)	54,242	(1,245,467)

	For the Six Months Ended June 30, 2018
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Operations:
Restaurant sales	$1,878,844	$(111,740)	$1,767,104
Revenue	2,415,491	(111,740)	2,303,751
Restaurant operating costs – other operating expenses	(437,191)	111,740	(325,451)
Total operating expenses	(2,498,063)	111,740	(2,386,323)

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 21. Subsequent Events

On July 9, 2019, the Company entered into a First Amendment to Sponsorship Agreement (the “Amendment”), with the Jacksonville Jaguars, LLC, a Delaware limited liability company (the “Jaguars”). The Amendment amended the terms of that certain Sponsorship Agreement, dated November 27, 2017, by and between the Company and the Jaguars.

Under the terms of the Amendment, during each preseason and regular season football game played by the National Football League’s Jacksonville Jaguars and at certain other events held at the football-based stadium in Jacksonville, Florida currently named “TIAA Bank Field”: (i) the Company has the right to display its branding on two fixed concession stands in the stadium located in the Bud Light Party Zone at Everbank Field, five fixed concession stands on the stadium concourse, and two fixed concession stands on the upper club level of the stadium, and up to four portable concession stands on the north end zone deck, (ii) the Company has the right to have its food products sold or otherwise distributed from the stands and/or certain general concession areas at TIAA Bank Field, (iii) the Company has the right to receive a variety of advertising and stadium signage at TIAA Bank Field, radio broadcasting on the Jacksonville Jaguars’ radio programming, and digital advertising on the Jacksonville Jaguars’ website and certain of its social media sites, and (iv) the Company will be identified as the “Official Watch Party Restaurant / Bar for Jaguars away games, including social media spots, radio spots and banner ads.

The Amendment is for a term of 10 NFL football seasons and expires on the later of: (i) the conclusion of the 2028/29 NFL season, and (ii) February 2029. The Company is required to pay the Jaguars annual fees in the amount of $500,000 during the 2019/20 NFL season and $794,444 for each of the next nine NFL seasons. In addition, the Company is required to provide the Jaguars with food, beverages and serving products equal in value to $35,700 during the 2019/20 NFL season increasing to $40,000 for each of the last six NFL seasons. In the event the Jaguars play in any post-season playoff games, the Company will pay the Jaguars an additional amount per playoff game equal to a pro-rated portion of the annual fee applicable during the then-current year of the agreement.

On July 15, 2019, the Company appointed Alex Andre as its Chief Financial Officer. In connection therewith, on July 15, 2019, Seenu G. Kasturi resigned as the Company’s Chief Financial Officer. Mr. Kasturi will continue to serve as the Company’s Chief Executive Officer and Chairman of the Company’s board of directors.

On July 15, 2019, the Company entered into an employment agreement with Mr. Andre to serve as the Chief Financial Officer of the Company and, upon the completion of all applicable registration and licensing requirements, to serve as the General Counsel of the Company. The employment agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the agreement, Mr. Andre will be paid an initial annual base salary in the amount of $175,000. On May 1, 2020, Mr. Andre’s salary will increase to $200,000 for the remainder of the employment term. Mr. Andre will be eligible to receive increases in salary on January 1st of each subsequent year in the discretion of the Company’s board of directors. On November 1, 2019, he will be eligible to receive an interim bonus of up to an amount equal to 10% of his then current base salary in the discretion of the Company’s board of directors, and will be eligible to receive annual bonuses on May 1st of each year thereafter of up to an amount equal to 10% of his then current base salary in the discretion of the Company’s board of directors. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of the Company.

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

All of the financial information presented herein has been revised to reflect the restatement of our condensed consolidated financial statements as of and for the three- and six-month periods ended June 30, 2019 as more fully described in Note 20. Restatement of Previously Issued Condensed Consolidated Financial Statements in our condensed consolidated financial statements.

Overview

We were formed in April 2000 to develop the Dick’s Wings restaurant franchise, and are the owner, operator and franchisor of the Dick’s Wings brand of restaurants. Our Dick’s Wings franchise is currently comprised of 20 restaurants and three concession stands located in the States of Florida and Georgia. Dick’s Wings offers a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience from first bite to last call.

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

Financial Results

Our revenue increased $3,074,380 to $4,188,967 for the three-month period ended June 30, 2019, compared to $1,114,587 for the three-month period ended June 30, 2018, primarily due to an increase in sales of food and beverage products by the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Our total operating expenses increased $3,251,516 to $4,496,983 for three-month period ended June 30, 2019 from $1,245,467 for three-month period ended June 30, 2018, primarily due to an increase in restaurant operating costs associated with the operation of the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Accordingly, we incurred a loss from operations of $308,016 during the three-month period ended June 30, 2019 compared to $130,880 for the three-month period ended June 30, 2018. We generated a net loss of $291,561, or $0.04 per share of common stock, for the three-month period ended June 30, 2019, compared to a net loss of $55,531, or $0.01 per share of common stock, for the three-month period ended June 30, 2018.

Our revenue increased $6,474,037 to $8,777,788 for the six-month period ended June 30, 2019, compared to $2,303,751 for the six-month period ended June 30, 2018, primarily due to an increase in sales of food and beverage products by the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Our total operating expenses increased $6,956,474 to $9,342,797 for six-month period ended June 30, 2019 from $2,386,323 for six-month period ended June 30, 2018, primarily due to an increase in restaurant operating costs associated with the operation of the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Accordingly, we incurred a loss from operations of $565,009 during the six-month period ended June 30, 2019 compared to $82,572 for the six-month period ended June 30, 2018. We generated a net loss of $705,804, or $0.10 per share of common stock, for the six-month period ended June 30, 2019, compared to a net loss of $7,917, or $0.00 per share of common stock, for the six-month period ended June 30, 2018

We had total assets of $18,099,573 and $14,673,337 at June 30, 2019 and December 31, 2018, respectively. Net cash provided by operating activities was $328,627 for the six-month period ended June 30, 2019, compared to cash flow from operating activities of $183,304 for the six-month period ended June 30, 2018.

We have two reportable segments, which are company-owned restaurants and franchise operations. Information on our reportable segments and a reconciliation of income from operations to net loss is set forth herein under Note 19. Segment Reporting in our condensed consolidated financial statements.

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

Critical Accounting Policies

Our critical accounting policies are those that affect or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are those that depend most heavily on these judgments and estimates. As of June 30, 2019, there have been no material changes to any of the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2018 other than with respect to the adoption of ASC Topic 842 on January 1, 2019, a description of which is provided herein under Note 2. Basis of Presentation and Significant Accounting Policies – Recent Accounting Pronouncements in our condensed consolidated financial statements.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided herein under Note 2. Basis of Presentation and Significant Accounting Policies – Recent Accounting Pronouncements in our condensed consolidated financial statements.

Comparison of the Three-Month Periods Ended June 30, 2019 and 2018

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants and concession stands, and royalty payments, franchise fees and ad fund fees that we receive from our franchisees. Revenue increased $3,074,380 to $4,188,967 for the three-month period ended June 30, 2019 from $1,114,587 for the three-month period ended June 30, 2018. The increase of $3,074,380 was due to an increase of $3,128,063 for sales of food and beverage products by our company-owned restaurants, partially offset by a decrease of $53,683 for franchise and other revenue. The increase in sales of food and beverage products was attributable to the restaurants that we acquired through our acquisition of Fat Patty’s, which contributed $2,358,025 of sales of food and beverages, and an increase of $770,038 for sales of food and beverages at our company-owned Dick’s Wings and Tilted Kilt restaurants and concession stands. We expect revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, continue to improve the operations of our existing Dick’s Wings and Fat Patty’s restaurants, open new Dick’s Wings and Fat Patty’s restaurants, and generate sales through our recently opened Tilted Kilt restaurant. We also expect our revenue to increase as a result of our pending acquisition of Tilted Kilt and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consist of cost of sales, labor, occupancy and other operating expenses that we incur in connection with the operation of our Dick’s Wings company-owned restaurants and concession stands, our Fat Patty’s company-owned restaurants and our Tilted Kilt company-owned restaurant. Restaurant operating costs increased $2,920,126 to $3,765,985 for the three-month period ended June 30, 2019 compared to $845,859 for the three-month period ended June 30, 2018. Restaurant operating costs consisted of $1,346,705 for cost of sales, $1,418,560 for labor expenses, $160,936 for occupancy expenses, and $839,784 for other operating expenses for the three-month period ended June 30, 2019. Restaurant operating costs consisted of $278,985 for cost of sales, $343,167 for labor expenses, $52,876 for occupancy expenses, and $170,831 for other operating expenses for the three-month period ended June 30, 2018. The increase of $2,920,126 was due to increases of $1,272,195 associated with the operation of the restaurants that we acquired through our acquisition of Fat Patty’s and $1,647,931 associated with the operation of our Dick’s Wings company-owned restaurants and concession stands and our Tilted Kilt company-owned restaurant. We expect our restaurant operating costs to increase during the next 12 months in the event we open additional company-owned restaurants or complete the acquisition of Tilted Kilt, and to otherwise remain at similar levels during the next 12 months if we don’t open additional company-owned restaurants or complete the acquisition of Tilted Kilt.

Professional Fees. Professional fees consist of fees paid to attorneys, independent accountants, investment banks and placement agents, technology consultants and other professionals and consultants. Professional fees increased $14,451 to $132,705 for the three-month period ended June 30, 2019 from $118,254 for the three-month period ended June 30, 2018. The increase of $14,451 was due to an increase of $34,760 for legal and accounting fees, partially offset by a decrease of $20,309 for consulting fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, investment banking, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and non-restaurant employees, and the related payroll taxes. Employee compensation expense increased $224,722 to $344,929 for the three-month period ended June 30, 2019 from $120,207 for the three-month period ended June 30, 2018. The increase of $224,722 was due primarily to an increase of $127,214 for salaries paid to executive officers and other non-restaurant employees and $61,079 for stock compensation expense. We expect employee compensation expense to increase during the next 12 months as we hire additional executive officers and other non-restaurant employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of ad fund expenses, selling commissions and expenses, marketing and advertising expenses, acquisition-related transaction costs, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, SEC filing expenses, stock listing expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $92,217 to $253,364 for the three-month period ended June 30, 2019 from $161,147 for the three-month period ended June 30, 2018. The increase of $92,217 was due primarily to increases of $50,577 for marketing and advertising expenses and $15,801 for investor relations expenses. We expect general and administrative expenses to continue to increase during the next 12 months as we incur increasing expenses for our ad fund, marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest that we record under the master lease agreement that we entered into with Store Capital on August 30, 2018 in connection with the acquisition of Fat Patty’s, our outstanding debt obligations, and our outstanding settlement agreements payable and accrued legal contingencies. Interest expense increased $196,244 to $201,723 for the three-month period ended June 30, 2019 from $5,479 for the three-month period ended June 30, 2018. The increase of $196,244 was due primarily to an increase of $176,904 for interest that we recognized under our master lease agreement with Store Capital. We expect interest expense to remain at similar levels during the next 12 months.

Income From Insurance Proceeds

Income from insurance proceeds consists of the insurance proceeds that we received for equipment and other assets that were damaged or destroyed in the fire that occurred on March 25, 2019 at our Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia. We received insurance proceeds in the amount of $579,885 during the three-month period ended June 30, 2019, of which $181,588 was for equipment and other assets that were damaged or destroyed in the fire. We did not receive any insurance proceeds during the three-month period ended June 30, 2018. We expect to receive additional insurance proceeds in connection with the fire that occurred at this restaurant during the next 12 months. A description of the fire is set forth herein under Note 16. Commitments and Contingencies – Teay’s Valley Fire in our condensed consolidated financial statements

Net Loss

We generated a net loss of $291,561 during the three-month period ended June 30, 2019 compared to a net loss of $55,531 during the three-month period ended June 30, 2018. The increase of $236,030 was due primarily to increases of $2,920,126 for restaurant operating costs, $224,722 for employee compensation expense and $196,244 for interest expense, partially offset by an increase of $3,074,380 for revenue and $181,588 for income from insurance proceeds for equipment and other assets that were damaged or destroyed in the fire. We expect to begin generating net income during the next 12 months as we generate increasing revenue from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our recently completed acquisition of Fat Patty’s and our pending acquisition of Tilted Kilt, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Comparison of the Six-Month Periods Ended June 30, 2019 and 2018

Revenue

Revenue increased $6,474,037 to $8,777,788 for the six-month period ended June 30, 2019 from $2,303,751 for the six-month period ended June 30, 2018. The increase of $6,474,037 was due to an increase of $6,579,577 for sales of food and beverage products by our company-owned restaurants, partially offset by a decrease of $105,540 for franchise and other revenue. The increase in sales of food and beverage products was attributable to the restaurants that we acquired through our acquisition of Fat Patty’s, which contributed $5,086,470 of sales of food and beverages, and an increase of $1,493,107 for sales of food and beverages at our company-owned Dick’s Wings and Tilted Kilt restaurants and concession stands. We expect revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, continue to improve the operations of our existing Dick’s Wings and Fat Patty’s restaurants, open new Dick’s Wings and Fat Patty’s restaurants, and generate sales through our recently opened Tilted Kilt restaurant.

Operating Expenses

Restaurant Operating Costs. Restaurant operating costs increased $6,361,504 to $7,947,516 for the six-month period ended June 30, 2019 compared to $1,586,012 for the six-month period ended June 30, 2018. Restaurant operating costs consisted of $3,078,336 for cost of sales, $2,871,008 for labor expenses, $315,027 for occupancy expenses, and $1,683,145 for other operating expenses for the six-month period ended June 30, 2019. Restaurant operating costs consisted of $549,520 for cost of sales, $597,706 for labor expenses, $113,335 for occupancy expenses, and $325,451 for other operating expenses for the six-month period ended June 30, 2018. The increase of $6,361,504 was due to increases of $2,620,887 associated with the operation of the restaurants that we acquired through our acquisition of Fat Patty’s and $3,740,617 associated with the operation of our Dick’s Wings company-owned restaurants and concession stands and our Tilted Kilt company-owned restaurant.

Professional Fees. Professional fees increased $143,989 to $391,156 for the six-month period ended June 30, 2019 from $247,167 for the six-month period ended June 30, 2018. The increase of $143,989 was due to an increase of $192,805 for legal and accounting fees, partially offset by a decrease of $61,124 for consulting fees.

Employee Compensation Expense. Employee compensation expense increased $320,524 to $571,936 for the six-month period ended June 30, 2019 from $251,412 for the six-month period ended June 30, 2018. The increase of $320,524 was due primarily to an increase of $225,551 for salaries paid to executive officers and other non-restaurant employees and $72,748 for stock compensation expense.

General and Administrative Expenses. General and administrative expenses increased $130,457 to $432,189 for the six-month period ended June 30, 2019 from $301,732 for the six-month period ended June 30, 2018. The increase of $130,457 was due primarily to increases of $156,885 for marketing and advertising expenses, partially offset by decreases in other miscellaneous general and administrative expenses.

Interest Expense

Interest expense increased $393,913 to $404,786 for the six-month period ended June 30, 2019 from $10,873 for the six-month period ended June 30, 2018. The increase of $393,913 was due primarily to an increase of $354,462 for interest that we recognized under our master lease agreement with Store Capital.

Income From Insurance Proceeds

We received insurance proceeds in the amount of $579,885 during the six-month period ended June 30, 2019 in connection with the fire that occurred on March 25, 2019 at our Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia, of which $181,588 was for equipment and other assets that were damaged or destroyed in the fire. We did not receive any insurance proceeds during the six-month period ended June 30, 2018.

Net Loss

We generated a net loss of $705,804 during the six-month period ended June 30, 2019 compared to a net loss of $7,917 during the six-month period ended June 30, 2018. The increase of $697,887 was due primarily to increases of $6,361,504 for restaurant operating costs, $320,524 for employee compensation expense and $393,913 for interest expense, partially offset by increases of $6,474,037 for revenue and $181,588 for income from insurance proceeds for equipment and other assets that were damaged or destroyed in the fire.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt.

Net cash provided by operating activities was $328,627 during the six-month period ended June 30, 2019 compared to $183,304 during the six-month period ended June 30, 2018. The increase of $145,323 was due primarily to increases of $285,453 for amortization of financing lease right-of-use assets, $167,504 for amortization of operating lease right-of-use assets, and $508,865 for accounts payable and accrued liabilities, partially offset by increases of $697,887 for net loss and $100,000 for gain from insurance recoveries on impaired fixed assets.

Net cash used by investing activities was $73,194 during the six-month period ended June 30, 2019 compared to $267,332 during the six-month period ended June 30, 2018. The decrease of $194,138 for net cash used by investing activities was due primarily to a decrease of $143,326 for contingent consideration and an increase of $100,000 for insurance recoveries for impaired fixed assets, partially offset by an increase of $22,145 for purchases of fixed assets.

Net cash used by financing activities was $344,257 during the six-month period ended June 30, 2019 compared to $28,326 during the six-month period ended June 30, 2018. The increase of $315,931 was due to increases of $1,108,394 for repayments of notes payable to related parties, $129,903 for payments on our operating lease liability and $83,976 for payments on our financing lease liability, partially offset by an increase of $1,006,342 for proceeds from the issuance of notes payable to related parties.

Our primary sources of capital since January 1, 2018 are set forth below.

We entered into an unsecured loan with Blue Victory Holdings, Inc., a Nevada corporation, during the year ended December 31, 2017. The amount of principal outstanding under the loan was $30,503 at December 31, 2017. We borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333 at December 31, 2018. We borrowed $1,075,893 and repaid $1,206,271 under the loan during the six-month period ended June 30, 2019. Accordingly, the amount of principal outstanding under the loan was $105,955 at June 30, 2019.

On August 30, 2018, we entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which we borrowed $622,929 to help finance the acquisition of Fat Patty’s, all of which was outstanding at December 31, 2018. A description of the note is set forth herein under Note 4. Acquisition of Fat Patty’s in our condensed consolidated financial statements.

To date, our capital needs have been met through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations, including funds that we have borrowed from related parties. We have used these sources of capital to pay virtually all of the costs and expenses that we have incurred to date. These costs and expenses have been comprised primarily of the restaurant operating costs, professional fees, employee compensation expenses, and general and administrative expenses discussed above. We intend to continue to rely upon each of these sources to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, during the next 12 months.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of June 30, 2019, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On April 8, 2019, we issued a restricted stock award for 225,000 shares of our common stock to an employee. The securities were earned by an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

ARC GROUP, INC.

Date: August 14, 2019	/s/ Alex Andre
Alex Andre
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

