Form 10-Q
period 2019-09-30
ARC Group, Inc.
filed 2019-11-14
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2019

or

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

Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: There were 7,080,771 shares of the issuer’s Class A common stock, $0.01 par value per share, issued and outstanding on November 12, 2019.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ARC Group, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)

Assets

Cash and cash equivalents	$231,180	$345,228
Accounts receivable, net	82,087	127,930
Ad funds receivable, net	11,443	10,500
Other receivables	579,984	556,986
Prepaid expenses	72,680	34,582
Inventory	195,123	211,025
Notes receivable, net	9,344	2,967
Other current assets	16,414	8,078

Total current assets	1,198,255	1,297,296

Deposits	34,779	49,421
Notes receivable, net of current portion	634	2,553
Intangible assets, net	783,739	786,565
Property and equipment, net	1,524,380	12,537,502
Operating lease right-of-use assets	3,582,774	-
Financing lease right-of-use assets, net	10,896,130	-

Total assets	$18,020,691	$14,673,337

Liabilities and stockholders’ deficit

Accounts payable and accrued expenses	$2,168,571	$1,478,745
Accounts payable and accrued expenses – related party	350,530	231,187
Other payables	555,525	544,098
Accrued interest	76,267	29,105
Settlement agreements payable	284,700	276,269
Accrued legal contingency	169,620	163,764
Contingent consideration	55,356	55,356
Deferred franchise fees	13,093	13,718
Operating lease liability	284,059	-
Financing lease liability	202,944	175,764
Seller payable	312,000	312,000
Notes payable – related party, net	770,465	720,178
Gift card liabilities	55,999	81,956

Total current liabilities	5,299,129	4,082,140

Deferred franchise fees, net of current portion	90,173	51,516
Operating lease liability, net of current portion	3,351,890	-
Financing lease liability net of current portion	11,054,732	11,210,146

Total liabilities	19,795,924	15,343,802

Stockholders’ deficit:

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 7,080,771 and 6,680,065 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	70,808	66,801
Series A convertible preferred stock – $0.01 par value: 1,000,000 shares authorized, 449,581 outstanding at September 30, 2019 and December 31, 2018, respectively	4,496	4,496
Series B convertible preferred stock – $0.01 par value: 2,500,000 shares authorized, -0- outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	4,635,652	4,490,338
Stock subscriptions payable	64,682	15,453
Accumulated deficit	(6,550,871)	(5,247,553)

Total stockholders’ deficit	(1,775,233)	(670,465)

Total liabilities and stockholders’ deficit	$18,020,691	$14,673,337

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenue:
Restaurant sales	$3,803,609	$2,104,825	$12,150,290	$3,871,929
Franchise and other revenue	239,035	231,983	670,142	690,892
Franchise and other revenue – related party	-	23,256	-	100,994

Total revenue	4,042,644	2,360,064	12,820,432	4,663,815

Operating expenses:
Restaurant operating costs:
Cost of sales	1,368,797	811,009	4,447,133	1,360,529
Labor	1,232,549	624,848	4,103,557	1,222,554
Occupancy	117,436	57,713	432,463	171,048
Other operating expenses	844,257	381,527	2,527,402	706,978
Professional fees	52,828	366,956	443,984	614,123
Employee compensation expense	402,008	163,512	973,944	414,924
General and administrative expenses	446,730	418,301	878,919	720,033

Total operating expenses	4,464,605	2,823,866	13,807,402	5,210,189

Loss from operations	(421,961)	(463,802)	(986,970)	(546,374)

Other (loss) / income:
Interest expense	(211,211)	(74,258)	(615,997)	(85,131)
Income from insurance proceeds	-	-	181,588	-
Gain on bargain purchase option	-	624,952	-	624,952
Other income	35,658	10,575	118,061	96,103

Total other (loss) / income	(175,553)	561,269	(316,348)	635,924

Net (loss) / income	$(597,514)	$97,467	$(1,303,318)	$89,550

Net (loss) / income per share – basic	$(0.08)	$0.01	$(0.18)	$0.01

Net (loss) / income per share – fully diluted	$(0.08)	$0.01	$(0.18)	$0.01

Weighted average number of shares outstanding – basic	7,071,985	6,524,427	7,077,875	6,795,644

Weighted average number of shares outstanding – fully diluted	7,071,985	6,554,427	7,077,875	6,810,809

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities

Net (loss) / income	$(1,303,318)	$89,550
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	163,830	68,688
Amortization of operating lease right-of-use assets	250,005	-
Amortization of financing lease right-of-use assets	430,545	-
Amortization of intangible assets	2,826	-
Amortization of debt discount	23,285	2,596
Stock-based compensation expense	189,849	303,503
Gain on bargain purchase	-	(624,952)
Gain from insurance recoveries on impaired fixed assets	(100,000)	-
Changes in operating activities, net of acquisition of Fat Patty’s concept:
Accounts receivable	45,843	68,739
Accounts receivable – related party	-	614
Ad fund receivable	(943)	25,563
Ad fund receivable – related party		519
Other receivables	(22,998)	(370,312)
Prepaid expenses	(38,098)	(44,037)
Inventory	15,902	(2,793)
Deposits	14,642	-
Other assets	(8,336)	9,406
Accounts payable and accrued liabilities	709,955	730,747
Accounts payable and accrued liabilities – related party	166,505	6,742
Settlement agreements payable	8,431	8,431
Accrued legal settlement	5,856	5,855
Deferred franchise fees	38,032	(45,264)
Gift card liabilities	(25,957)	2,192

Net cash provided by operating activities	565,856	235,787

Cash flows from investing activities

Issuances of notes receivable	(15,000)	-
Repayments of notes receivable	10,542	21,025
Cash acquired in business acquisition	-	7,100
Insurance recoveries for impaired fixed assets	100,000	-
Contingent consideration	-	(144,326)
Purchases of fixed assets	(477,877)	(227,584)

Net cash used by investing activities	(382,335)	(343,785)

Cash flows from financing activities

Proceeds from issuance of notes payable – related party	1,540,886	106,410
Payments on operating lease liability	(196,337)	-
Payments on financing lease liability	(128,234)	-
Payments on capital lease obligation	-	(86,674)
Repayments of notes payable – related party	(1,513,884)	-

Net cash (used) / provided by financing activities	(297,569)	19,736

Net decrease in cash and cash equivalents	(114,048)	(88,262)
Cash and cash equivalents, beginning of period	345,228	145,346

Cash and cash equivalents, end of period	$231,180	$57,084

Supplemental disclosure of cash flow information

Cash paid for interest	$530,701	$-
Cash paid for income taxes	$-	$-

Schedule of non-cash transactions

Preferred stock issued in exchange for common stock	$-	$4,496
Property and equipment acquired through accounts payable	$-	$126,000
Acquisition of Fat Patty’s franchise with note payable and deferred compensation liability	$-	$852,000
Property and equipment acquired with capital lease	$-	$11,500,000
Recognition of operating lease liability and right-of-use assets	$3,832,779	$-
Recognition of financing lease liability and right-of-use assets	$11,326,676	$-

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

On October 30, 2018, the Company entered into an agreement to acquire the Tilted Kilt Eatery and Pub® restaurant franchise (“Tilted Kilt”). The Tilted Kilt franchise is comprised of 26 restaurants operating in 13 states, of which two were company owned and operated and the remaining 24 were franchise locations. A description of the transaction is set forth herein under Note 5. Agreement to Acquire Tilted Kilt.

At September 30, 2019, the Company had 20 Dick’s Wings restaurants and nine Dick’s Wings concession stands. Of the 20 restaurants, 16 were located in Florida and four were located in Georgia. The Company’s concession stands were also located in Florida. Four of the Company’s restaurants were owned by the Company, and the remaining 16 restaurants were owned and operated by franchisees. The Company’s concession stands were also owned by the Company. In addition, the Company had four Fat Patty’s restaurants at September 30, 2019. Of the four restaurants, three were located in West Virginia and one was located in Kentucky. All four of the restaurants were owned by the Company.

Note 2. Basis of Presentation and Significant Accounting Policies

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions were eliminated in consolidation.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K. Information presented as of December 31, 2018 is derived from the audited consolidated financial statements. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results that the Company will have for any subsequent quarter or full fiscal year.

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

Restatement

The Company has restated its previously issued condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2018. The impact of the restatement is more specifically described herein under Note 20. Restatement of Previously Issued Condensed Consolidated Financial Statements.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

While the Company generated a net loss of $1,303,318 during the nine-month period ended September 30, 2019 and had a working capital deficit of $4,100,874 at September 30, 2019, the Company generated cash flow from operating activities of $565,856 during the nine-month period ended September 30, 2019 and received continued financial support from related parties during the nine-month period ended September 30, 2019 and the years ended December 31, 2018 and 2017. As a result of these factors, the Company concluded that the substantial doubt about its ability to continue as a going concern had been alleviated as of September 30, 2019.

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

Intangible Assets, Net

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. The intangible assets were comprised of a tradename and a non-compete agreement. The Company amortizes the non-compete agreement on a straight-line basis over the expected period of benefit, which is five years. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The Company recognized $942 and $2,826 of amortization expense for the non-compete agreement during the three- and nine-month periods ended September 30, 2019.

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

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company recognized $4,718 and $11,968 of deferred franchise fees as income during the three- and nine-month periods ended September 30, 2019, and recognized $7,250 and $45,264 of deferred franchise fees as income during the three- and nine-month periods ended September 30, 2018, respectively. The carrying value of the Company’s deferred franchised fees was $103,266 at September 30, 2019.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to the Company’s general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in the Company’s condensed consolidated financial statements. Under ASC 606, the Company records contributions to and expenditures by the fund as revenue and expenses within the Company’s condensed consolidated financial statements. The Company recognized contributions to and expenditures by the fund of $33,255 and $97,123 during the three- and nine-month periods ended September 30, 2019, and recognized contributions to and expenditures by the fund of $46,816 and $145,076 during the three- and nine-month periods ended September 30, 2018, respectively.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Primary Geographic Markets
Florida	$1,587,413	$1,285,038	$4,239,126	$3,489,830
Georgia	256,430	47,050	824,190	146,009
Kentucky	616,417	232,744	1,907,793	232,744
Louisiana	95,884	—	625,227	—
North Carolina	625	—	625	—
Texas	625	—	625	—
West Virginia	1,485,250	795,232	5,222,846	795,232
Total revenue	$4,042,644	$2,360,064	$12,820,432	$4,663,815

Sources of Revenue
Restaurant sales	$3,803,609	$2,104,825	$12,150,290	$3,871,929
Royalties	193,010	197,369	547,548	591,847
Franchise fees	4,718	7,250	11,968	45,264
Advertising fund fees	33,255	46,816	97,123	145,077
Other revenue	8,052	3,804	13,503	9,698
Total revenue	$4,042,644	$2,360,064	$12,820,432	$4,663,815

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

The following table presents changes in deferred franchise fees as of and for the nine-month period ended September 30, 2019:

Total Liabilities
Deferred franchise fees at December 31, 2018	$65,234
Revenue recognized during the period	(11,968)
New deferrals due to cash received	50,000
Deferred franchise fees at September 30, 2019	$103,266

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at September 30, 2019:

Year	Franchise Fees to be Recognized
2019 (remaining three months)	$4,250
2020	17,000
2021	15,925
2022	14,000
2023	11,637
Thereafter	40,454
Total	$103,266

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASU 2016-02”), establishing Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC Topic 842”), which modified and superseded the guidance under ASC Topic 840, Leases (“ASC Topic 840”). The FASB subsequently issued several other Accounting Standards Updates, including ASU 2018-11 and ASU 2018-12, which among other things provide for a practical expedient related to the recognition of the cumulative effect on retained earnings resulting from the adoption of the pronouncements.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards is fixed at the grant date. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a significant impact on the Company’s condensed consolidated financial statements.

The Company reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the Company’s condensed consolidated financial statements as a result of future adoption.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 3. Net (Loss) / Income Per Share

The Company calculates basic and diluted net (loss) / income per share in accordance with ASC Topic 260, Earnings per Share. Basic net (loss) / income per share is based on the weighted-average number of shares of the Company’s common stock outstanding during the applicable period and is calculated by dividing the reported net (loss) / income for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period. Diluted net (loss) / income per share is calculated by dividing the reported net (loss) / income for the applicable period by the weighted-average number of shares of common stock outstanding during the applicable period, as adjusted to give effect to the exercise or conversion of all potentially dilutive securities outstanding at the end of the applicable period.

The following table sets forth the computation of basic and diluted net (loss) / income per share:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator
Net (loss) / income	$(597,514)	$97,467	$(1,303,318)	$89,550

Denominator
Weighted average shares outstanding — basic	7,071,985	6,524,427	7,077,875	6,795,644
Dilutive effect of potential shares of common stock	—	30,000	—	15,165
Weighted average shares outstanding – fully diluted	7,071,985	6,554,427	7,077,875	6,810,809
Basic net income / (loss) per share	$(0.08)	$0.01	$(0.18)	$0.01
Fully diluted net income / (loss) per share	$(0.08)	$0.01	$(0.18)	$0.01

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

The following table summarizes certain financial information for the three- and nine-month periods ended September 30, 2019 contained in the Company’s condensed consolidated financial statements and certain unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2018 as if the acquisition of Fat Patty’s had occurred on January 1, 2018:

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenue	$4,042,644	$4,323,019	$12,820,432	$12,515,636
(Loss) / income from continuing operations	(421,961)	(13,051)	(986,970)	1,256,629
Net income / (loss)	(597,514)	548,218	(1,303,318)	1,892,553
Net income / (loss) per share – basic	$(0.08)	$0.08	$(0.18)	$0.28
Net income / (loss) per share – fully diluted	$(0.08)	$0.08	$(0.18)	$0.28

The results of operations for Fat Patty’s were included in the Company’s results of operations beginning August 30, 2018. The actual amounts of revenue and net income for Fat Patty’s that were included in the Company’s condensed consolidated statements of operations for the three-month period ended September 30, 2019 were $2,101,667 and $110,399, respectively, and the actual amounts of revenue and net income for Fat Patty’s that were included in the Company’s condensed consolidated statements of operations for the nine-month period ended September 30, 2019 were $7,130,639 and $720,887, respectively.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 3019, the conditions to closing had not yet been satisfied or waived by the parties. There is no set closing date for the transaction.

Note 6. Inventory

Inventory was comprised of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Food	$130,786	$120,426
Beverages	64,337	90,599
Total	$195,123	$211,025

Note 7. Property and Equipment, Net

Property and equipment was comprised of the following at September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019	December 31, 2018
Land, buildings and improvements	$-0-	$11,500,000
Leasehold improvements	342,500	323,500
Furniture, fixtures and equipment	1,466,977	1,021,735
Subtotal	1,809,477	12,845,235
Less: accumulated depreciation	(285,097)	(307,733)
Total	$1,524,380	$12,537,502

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

Depreciation expense was $61,851 and $163,830 during the three- and nine-month periods ended September 30, 2019, respectively, and was $49,481 and $68,688 during the three- and nine-month periods ended September 30, 2018, respectively.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 8. Intangible Assets

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. Intangible assets include a tradename valued at $770,000 and a non-compete agreement valued at $18,840 for a total of $788,840 on August 30, 2018, which is the date the acquisition of Fat Patty’s was completed. The Company amortizes the non-compete agreement on a straight-line basis over the expected period of benefit, which is five years. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The Company recognized $2,275 of amortization expense on the non-compete agreement during the year ended December 31, 2018. Accordingly, the Company had total intangible assets of $786,565 at December 31, 2018. The Company recognized $942 and $2,826 of amortization expense on the non-compete agreement during the three- and nine-month periods ended September 30, 2019. Accordingly, the Company had total intangible assets of $783,739 at September 30, 2019.

The following table presents the future amortization expense to be recognized from the Company’s intangible assets at September 30, 2019:

Year	Amortization Expense to be Recognized
2019 (remaining three months)	$942
2020	3,768
2021	3,768
2022	3,768
2023	1,493
Thereafter	—
Total	$13,739

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company recognized additional Seediv compensation expense in the amount of $178,785 during the year ended December 31, 2017 in connection with the earnout payment and the liability for the contingent consideration was increased by $178,785 to $199,682 at December 31, 2017. The Company made payments in the amount of $144,326 to Mr. Kasturi with respect to the earnout payment during the year ended December 31, 2018. The Company did not make any payments to Mr. Kasturi during the nine-month period ended September 30, 2019. Accordingly, the outstanding balance of contingent consideration was $55,356 at September 30, 2019 and December 31, 2018, respectively.

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at September 30, 2019 and December 31, 2018, respectively:

	Level 1	Level 2	Level 3
September 30, 2019	$—	$55,356	$—
December 31, 2018	$—	$55,356	$—

The earnout payment was to be calculated based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the Nocatee and Youngerman Circle Restaurants during the year ended December 31, 2017. As of December 31, 2017, the EBITDA for the Nocatee and Youngerman Circle Restaurants was utilized to compute the ending contingent consideration liability. As a result, the fair value measurement of the contingent consideration represented a Level 2 fair value measurement at September 30, 2019 and December 31, 2018 because it was based on other significant observable inputs.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 10. Notes Receivable

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,136. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,136 line of credit agreement was for a term of two years, was payable in monthly installments beginning January 1, 2017, and did not require the payment of any interest. The loan was repaid in full during the year ended December 31, 2017. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. A total of $414 was outstanding under the loan at December 31, 2018. The loan was repaid in full during the nine-month period ended September 30, 2019. Interest in the aggregate amount of $2 accrued and was paid in full under the loans during the nine-month period ended September 30, 2019. Interest in the aggregate amount of $139 and $657 accrued and was paid in full under the loans during the three- and nine-month periods ended September 30, 2018, respectively. No accrued interest was outstanding under the loans at September 30, 2019 and December 31, 2018.

In October 2017, the Company made a loan to one of its franchisees in the aggregate original principal amount of $7,659. The loan is due and payable in full on December 1, 2020, is payable in monthly installments beginning January 1, 2018, and does not require the payment of any interest. A total of $2,979 and $5,106 of principal was outstanding under the loan at September 30, 2019 and December 31, 2018, respectively.

In June 2019, the Company made a loan to one of its franchisees in the aggregate original principal amount of $15,000. The loan is due and payable in monthly installments with an initial payment of $2,000 due July 1, 2019, followed by six monthly payments of $2,000 due on the 27th day of each month thereafter beginning July 27th, with a final payment of $1,000 due on January 27, 2020. The loan does not require the payment of any interest. A total of $7,000 of principal was outstanding under the loan at September 30, 2019.

The carrying value of the Company’s outstanding notes receivable was $9,978 and $5,520 at September 30, 2019 and December 31, 2018, respectively, all of which was due from unrelated third parties. Of these amounts, $9,344 and $634 were classified as short-term and long-term notes receivable, respectively, at September 30, 2019, and $2,967 and $2,553 were classified as short-term and long-term notes receivable, respectively, at December 31, 2018. The Company generated interest income of $2 during the nine-month period ended September 30, 2019, and generated interest income of $139 and $657 during the three- and nine-month periods ended September 30, 2018, respectively. The Company did not have any interest receivable outstanding at September 30, 2019 and December 31, 2018.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 11. Debt Obligations

In September 2013, the Company entered into a loan agreement with Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1,000,000. In March 2017, the Company entered into an amendment to the loan agreement with Blue Victory to reduce the maximum amount of funds available under the credit facility from $1,000,000 to $50,000. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. The outstanding principal balance of the credit facility and any accrued and unpaid interest thereon are payable in full on the termination date. All loan requests are subject to approval by Blue Victory. Loans may be prepaid by the Company without penalty and borrowed again at any time prior to the termination date. Blue Victory has the right to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of common stock at a conversion rate equal to: (i) the closing price of the common stock on the date immediately preceding the conversion date if the common stock is then listed on the OTCQB or a national securities exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if the common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of the common stock as determined by the Company and Blue Victory. The Company did not borrow any funds under the credit facility during the nine-month period ended September 30, 2019 and the year ended December 31, 2018, and there was no principal outstanding under the credit facility at September 30, 2019 and December 31, 2018.

The Company entered into an unsecured loan with Blue Victory during the year ended December 31, 2017. The amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333 at December 31, 2018. The Company borrowed $1,540,886 and repaid $1,513,884 under the loan during the nine-month period ended September 30, 2019. Accordingly, the amount of principal outstanding under the loan was $263,335 at September 30, 2019. The Company recognized $2,910 and $9,894 of interest expense under the loan during the three- and nine-month periods ended September 30, 2019, and recognized $816 and $2,466 of interest expense under the loan during the three- and nine-month periods ended September 30, 2018.

On August 30, 2018, the Company entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which the Company borrowed $622,929 to help finance the Fat Patty’s Acquisition. A description of the note is set forth herein under Note 4. Acquisition of Fat Patty’s. At the date of the financing, because the effective conversion rate of the convertible note was less than the market value of the Company’s common stock, a beneficial conversion feature of $155,732 was recorded as a discount to the convertible note and an increase to additional paid in capital. The Company recorded a total of $16,648 for amortization of the discount to the convertible note during the year ended December 31, 2018. Accordingly, the amount of unamortized debt discount outstanding was $139,084 at December 31, 2018. The Company recorded $8,410 and $23,285 for amortization of the discount to the convertible note during the three- and nine-month periods ended September 30, 2019. Accordingly, the amount of unamortized debt discount outstanding was $115,799 at September 30, 2019, and the principal balance of the note net of unamortized debt discount outstanding was $507,130 at September 30, 2019. The Company recognized $9,416 and $27,848 of interest expense under the convertible note during the three- and nine-month periods ended September 30, 2019.

The carrying value of the Company’s outstanding promissory notes, net of unamortized discount of $115,799 and $139,084 at September 30, 2019 and December 31, 2018, respectively, and excluding financing and operating lease liabilities, was $770,465 and $720,178 at September 30, 2019 and December 31, 2018, respectively.

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

The following table sets forth information about the Company’s operating and financing lease assets and liabilities included in its condensed consolidated balance sheet as of September 30, 2019:

	Classification on the Condensed Consolidated Balance Sheet	September 30, 2019
Assets
Operating lease right-of-use assets	Right-of-use assets	$3,582,774
Financing lease right-of-use assets	Right-of-use assets	10,896,130
Total right of use assets		$14,478,904

Liabilities
Current liabilities:
Operating lease liability	Current operating lease liabilities	$284,059
Financing lease liability	Current portion of other long-term liabilities	202,944
Non-current liabilities:
Operating lease liabilities, net of current portion	Operating lease liabilities	3,351,890
Financing lease liabilities, net of current portion	Other long-term liabilities	11,054,732
Total lease liabilities		$14,893,625

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table sets forth the supplemental cash flow information related to the Company’s leases for the three- and nine-month periods ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138,036	$387,477
Operating cash flows from financing leases	176,240	530,702
Financing cash flows from financing leases	145,092	430,545

The following table sets forth the components of lease costs related to the Company’s leases for the three- and nine-month periods ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs	$154,597	$441,146

Financing lease costs:
Amortization of right-of-use assets	$145,092	$430,546
Interest on lease liabilities	176,240	530,701
Total financing lease costs	321,332	961,247

The following table shows certain information related to the weighted-average remaining lease terms and the weighted-average discount rates for our operating and financing leases:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
	(in years)	(annual)

Operating leases	10.91	7.73%
Financing leases	18.92	8.00%

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table sets forth the maturity of our operating and financing leases liabilities as of September 30, 2019:

	Operating Leases	Financing Leases
Year Ended December 31,
2019 (remaining three months)	$124,703	$223,055
2020	544,759	897,425
2021	570,765	913,130
2022	583,392	929,110
2023	472,444	945,369
Thereafter	3,206,389	15,924,033
Total lease payments	5,502,452	19,832,122
Less: imputed interest	(1,866,503)	(8,574,446)
Total	$3,635,949	$11,257,676

Note 13. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at September 30, 2019 and December 31, 2018, respectively, of which 7,080,771 and 6,680,065 shares of common stock were outstanding at September 30, 2019 and December 31, 2018, respectively, 1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, at September 30, 2019 and December 31, 2018, of which 449,581 shares were outstanding at September 30, 2019 and December 31, 2018, and 2,500,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share, none of which was outstanding at September 30, 2019 and December 31, 2018.

In May 2018, the Company issued a stock option to an employee that is exercisable into 30,000 shares of common stock. The shares were valued on the date of grant by using the Black-Scholes pricing model. The Company recognized $10,002 of stock compensation expense during the year ended December 31, 2018 in connection with the vesting of the option. In February 2019, the stock option terminated in its entirety upon the termination of the employee’s employment with the Company. In connection therewith, the stock compensation previously recognized by the Company during the year ended December 31, 2018 was reversed during the nine-month period ended September 30, 2019.

In May 2018, the Company provided an employee with the right to receive $33,000 in cash or 20,000 shares of shares of the Company’s common stock on May 15, 2021. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant and remeasured as of December 31, 2018. In accordance with ASC 718, as the employee is able to settle the right in either cash or common stock, the Company recognized $8,701 of stock compensation expense in connection therewith during the year ended December 31, 2018 and recorded a corresponding liability which has been recorded in accounts payable and accrued expenses within the Company’s consolidated balance sheet. In February 2019, the right terminated in its entirety upon the termination of the employee’s employment with the Company. In connection therewith, the stock compensation previously recognized by the Company during the year ended December 31, 2018 was reversed during the nine-month period ended September 30, 2019.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

In August 2018, the Company entered into an agreement with a firm to provide investor relations services to the Company. Under the terms of the agreement, the Company agreed to pay the firm $12,250 and issue 3,500 shares of common stock to the firm upon the execution of the agreement as compensation for services to be performed during the months of August and September 2018. The Company agreed to pay the firm $7,000 and issue 1,500 shares of common stock each month thereafter during the remainder of the term of the agreement. The Company recognized $5,652 and $16,797 of stock compensation expense under the agreement during the three- and nine-month periods ended September 30, 2019.

The Company recognized $147 of stock compensation expense during the nine-month period ended September 30, 2019 in connection with the vesting of 10,706 shares of common stock earned by Mr. Kasturi on January 1, 2019 under the employment agreement that he was then a party to with the Company.

In January 2019, the Company issued a restricted stock award to Seenu G. Kasturi, who is the Company’s Chief Executive Officer, pursuant to the terms of a new employment agreement that the Company entered into with him. The Company recognized $49,505 and $145,824 of stock compensation expense in connection therewith during the three- and nine-month periods ended September 30, 2019. A description of the new employment agreement and restricted stock award is set forth herein under Note. 16 – Commitments and Contingencies – Employment Agreements – Seenu G. Kasturi.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The Offering was originally contemplated to terminate on March 31, 2019, unless extended by the Company and the placement agent to a date not later than May 31, 2019. On March 31, 2019, the Company extended the offering until May 31, 2019. No securities were sold in the offering during the three- and nine-month periods ended September 30, 2019.

On April 8, 2019, the Company granted a restricted stock award to Alex Andre, who is the Company’s Chief Financial Officer, for a total of 225,000 shares of the Company’s common stock. The shares vest in three equal annual installments commencing on April 30, 2020. The Company recognized $24,070 and $45,785 of stock compensation expense in connection therewith during the three- and nine-month periods ended September 30, 2019, respectively.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

The Offering terminated on May 31, 2019. No securities were sold in the offering during the three- and nine-month periods ended September 30, 2019.

The Company recognized a total of $79,226 and $189,849 for stock compensation expense during the three- and nine-month periods ended September 30, 2019, respectively. The Company had a total of $64,682 and $15,453 of stock subscription payable outstanding at September 30, 2019 and December 31, 2018, respectively.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table sets forth the changes in stockholders’ equity as of September 30, 2019:

	Common Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Additional	Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total
Balance at December 31, 2018	6,680,065	$66,801	449,581	$4,496	—	—	$4,490,338	$15,453	$(5,247,553)	$(670,465)
Common stock issued for services	400,706	4,007	—	—	—	—	155,316	49,229	—	208,552
Cancellation of stock option issued for services	—	—	—	—	—	—	(10,002)	—	—	(10,002)
Net loss	—	—	—	—	—	—	—	—	(1,303,318)	(1,303,318)
Balance at September 30, 2019	7,080,771	$70,808	449,581	$4,496	—	—	$4,635,652	$64,682	$(6,550,871)	$(1,775,233)

The following table sets forth the changes in stockholders’ equity as of September 30, 2018:

	Common Stock			Series A Convertible Preferred Stock	Additional	Stock
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Subscriptions Payable	Accumulated Deficit	Total
Balance at December 31, 2017	6,950,869	$69,509	—	$—	$3,995,306	$26,853	$(4,768,592)	$(676,924)
Common stock issued for services	23,139	232	—	—	35,769	263,750	—	299,751
Stock option issued for services	—	—	—	—	3,752	—	—	3,752
Deferred franchise fees	—	—	—	—	—	—	(196,478)	(196,478)
Beneficial conversion feature	—	—	—	—	155,732	—	—	155,732
Common stock exchanged for preferred stock	(449,581)	(4,496)	449,581	4,496	—	—	—	—
Net income	—	—	—	—	—	—	89,550	89,550
Balance at September 30, 2018	6,524,427	$65,244	449,581	$4,496	$4,190,559	$290,603	$(4,875,520)	$(324,617)

Note 14. Stock Options and Warrants

The Company issued one stock option during the year ended December 31, 2018. The stock option was exercisable into 30,000 shares of common stock at an exercise price of $1.49 and vested in three equal annual installments commencing on the first anniversary of the date of issuance. The shares were valued on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC Topic 718. This stock option was the only stock option outstanding at December 31, 2018. In February 2019, the stock option terminated in its entirety. The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the three- and nine-month periods ended September 30, 2019 and 2018, and no stock options or warrants were exercised during the three- and nine-month periods ended September 30, 2019 and 2018. There were no stock options or warrants outstanding at September 30, 2019.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 15. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of September 30, 2019, 142,858 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in August 2021. On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc. 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of September 30, 2019, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in June 2024.

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

Pursuant to the terms of the new employment agreement, the Company entered into a restricted stock award agreement with Mr. Kasturi pursuant to which the Company granted 390,000 shares of the Company’s common stock to Mr. Kasturi. The shares vest in accordance with the following schedule: (i) 130,000 shares on March 31, 2019; (ii) 130,000 shares on March 31, 2020; and (iii) 130,000 shares on March 31, 2021. In the event the Company terminates the employment of Mr. Kasturi without “cause”, as such term is defined in the employment agreement, his restricted stock award will vest in full immediately. In the event Mr. Kasturi’s employment with the Company terminates by reason of death or “disability”, as such term is defined in the employment agreement, or if the Company terminates Mr. Kasturi’s employment for “cause”, as such term is defined in the employment agreement, or if Mr. Kasturi terminates his own employment with the Company, then any shares that have not yet vested will be forfeited to the Company. In the event of certain “changes in control” as such term is defined in the Company’s 2014 Stock Incentive Plan adopted by the Company’s board of directors on June 16, 2014, all restrictions and conditions on any of the shares then outstanding will automatically be deemed terminated or satisfied in full, as applicable, immediately prior to the consummation of the change in control event.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

On January 31, 2017, the Company and Richard W. Akam entered into an amendment to the employment agreement. Under the terms of the amendment, the parties confirmed the appointment of Mr. Akam as the Company’s Chief Operating Officer on January 22, 2013 and as the Company’s Chief Executive Officer on July 31, 2013, clarified that Mr. Akam’s monthly base salary after the initial term of the employment agreement may be adjusted from time to time by the Company with Mr. Akam’s consent, removed the provision relating to the grant of shares of the Company’s common stock to Mr. Akam on January 1st of each year effective December 31, 2016, and clarified that the criteria for Mr. Akam’s annual bonuses will be identified and agreed upon by the Company and Mr. Akam by the end of the 1st quarter of each fiscal year.

On January 2, 2019, the Company entered into a Second Amendment to Employment Agreement with Richard W. Akam pursuant to which Mr. Akam resigned as the Company Chief Executive Officer but retained his positions as the Company’s Chief Operating Officer and Secretary.

Alex Andre

On July 15, 2019, the Company appointed Alex Andre as its Chief Financial Officer. In connection therewith, on July 15, 2019, Seenu G. Kasturi resigned as the Company’s Chief Financial Officer. Mr. Kasturi continued to serve as the Company’s Chief Executive Officer and Chairman of the Company’s board of directors.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

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

Valdosta Dick’s Wings Restaurant

On December 31, 2017, DWAG Valdosta, LLC, a Georgia limited liability company that is a wholly-owned subsidiary of the Company, entered into a triple net lease with PLD, L.L.L.P., a Georgia limited liability company, for the Dick’s Wings and Grill restaurant located at 153 Baytree Road, Valdosta, Georgia. The lease provides for monthly rent payments of $3,333 for the first two years and $5,000 for the following three years, plus an additional annual rent payment equal to the amount by which 6% of the restaurant’s annual gross sales exceeds $1,000,000. The lease has an initial term of five years and provides the Company with an option to extend the lease for two additional five-year periods.

Panama City Beach Dick’s Wings Restaurant

On July 1, 2015, DWG Acquisitions entered into a lease with Arquette Development Corporation, a Florida corporation (“Arquette Development”), for the Dick’s Wings and Grill restaurant located at 1136 Thomas Drive, Panama City Beach, Florida (the “Panama City Lease”). The lease provided for rent payments of $5,000 plus an additional annual rent payment equal to the amount by which 6% of the restaurant’s annual gross sales exceeds $1,200,000. The lease had an initial term of three years and provided DWG Acquisitions with an option to extend the lease for three additional three-year periods. The lease expired on June 30, 2018 and was not renewed by DWG Acquisitions. Upon the expiration of the lease, DWG Acquisitions entered into a month-to-month tenancy with Arquette Development pursuant to which DWAG PCB, LLC, a Florida limited liability company that is a wholly-owned subsidiary of the Company (“DWAG PCB”), makes monthly rent payments of $3,000 to Arquette Development on behalf of DWG Acquisitions.

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

In July 2019, the Company entered into a First Amendment to Sponsorship Agreement (the “Amendment”), with the Jacksonville Jaguars, LLC, a Delaware limited liability company (the “Jaguars”). The Amendment amended the terms of that certain Sponsorship Agreement, dated November 27, 2017, by and between the Company and the Jaguars.

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

 ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The following table presents the future minimum annual payments under the sponsorship agreement as of September 30, 2019:

Year	Minimum Annual Payments
2019 (remaining three months)	$166,667
2020	794,000
2021	794,000
2022	794,000
2023	794,000
Thereafter	3,970,000
Total	$7,312,667

Teay’s Valley Fire

On March 25, 2019, the Company experienced a fire at its Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia. As a result, the restaurant was closed for repair. The company has an insurance policy in place on the property and received insurance proceeds in the amount of $186,224 and $766,109 under the policy for such items as lost income and damaged equipment during the three- and nine-month periods ended September 30, 2019. The Company recorded $186,224 and $584,521 of the insurance proceeds under “revenue – restaurant sales” for the three-and nine-month periods ended September 30, 2019 on its condensed consolidated statements of operations as that portion of the insurance proceeds was paid for lost income from business interruption, and recorded the remaining $181,588 of the insurance proceeds under “income from insurance proceeds” on its condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2019 as that portion of the insurance proceeds was for equipment and other assets that were destroyed in the fire. The restaurant is expected to reopen in mid-November 2019.

Note 17. Related-Party Transactions

Except as otherwise set forth below, all of the following transactions are with Seenu G. Kasturi or an entity affiliated with Mr. Kasturi. On January 18, 2017, Mr. Kasturi was appointed as the Company’s President, Chief Financial Officer and Chairman of the Company’s board of directors. As of September 30, 2019, Mr. Kasturi was the beneficial owner of 30.3% of the Company’s common stock and 100% of the Company’s Series A convertible preferred stock, collectively representing 89.4% of the voting power of the Company’s capital stock.

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

Employment Agreements

In January 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of the board of directors and, in connection therewith, entered into an employment agreement with him. In January 2019, the Company appointed Mr. Kasturi as its Chief Executive Officer and entered into a new employment agreement with him. As of September 30, 2019, Mr. Kasturi served as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the its board of directors. A description of the employment agreement is set forth herein under Note 16. Commitments and Contingencies – Employment Agreements – Seenu G. Kasturi.

In January 2013, the Company entered into an employment agreement with Richard W. Akam in connection with his appointment as the Company’s Chief Operating Officer. As of September 30, 2019, Mr. Akam served as the Company’s Chief Operating Officer and Secretary. A description of the employment agreement is set forth herein under Note 16. Commitments and Contingencies – Employment Agreements – Richard W. Akam.

In July 2019, the Company appointed Alex Andre as its Chief Financial Officer and, in connection therewith, entered into an employment agreement with him. A description of the employment agreement is set forth herein under Note 16. Commitments and Contingencies – Employment Agreements – Alex Andre.

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

Franchise Agreements

Prior to December 31, 2018, the Company had been a party to several franchise agreements with DWG Acquisitions pursuant to which DWG Acquisitions owned and operated Dick’s Wings restaurants. The terms of these franchise agreements were identical to the terms of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company under the franchise agreements for the Nocatee and Youngerman Circle Restaurants. The Company generated $23,256 and $100,994 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the three- and nine-month periods ended September 30, 2018, respectively. The Company had a total of $41,512 for accounts payable and accrued expenses outstanding from DWG Acquisitions at December 31, 2018. The Company did not have any accounts payable and accrued expenses outstanding from DWG Acquisitions at September 30, 2019.

In September 2018, the Company became a franchisee of a Tilted Kilt restaurant located in Gonzales, Louisiana. Richard W. Akam, who serves as the Company’s Chief Operating Officer and Secretary, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as a member of the Company’s board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018. Fred D. Alexander, who serves as a member of the Company’s board of directors, is the owner of SDA Holdings. The Company closed the Tilted Kilt restaurant and terminated the franchise agreement in August 2019. The Company paid ad fund fees of $1,444 and $9,423 to Tilted Kilt during the three- and nine-month periods ended September 30, 2019. The Company was not required to pay any royalties or franchise fees to Tilted Kilt under its franchise agreement with Tilted Kilt.

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

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Acquisitions and Dispositions

On December 19, 2016, the Company acquired all of the outstanding membership interests of Seediv from Seenu G. Kasturi for a purchase price of $600,000 and an earnout payment. The earn-out payment was determined to be $199,682, of which $144,326 had been paid as of September 30, 2019. As part of the transaction, the Company assumed debt owed by Seediv to Blue Victory in the amount of $216,469 which the Company repaid in full during the year ended December 31, 2017. A description of the debt is set forth herein under Note 11. Debt Obligations.

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

On October 30, 2018, the Company entered into a membership interest purchase agreement with SDA Holdings and Fred D. Alexander pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests in SDA Holdings. A description of this transaction is set forth herein under Note 5. Agreement to Acquire Tilted Kilt. Richard W. Akam, who served as the Company’s Chief Operating Officer and Secretary as of September 30, 2019, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as a member of the Company’s board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018. Mr. Alexander serves as a member of the Company’s board of directors.

 ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Other Related-Party Arrangements.

Certain part-time employees of the Company are also employed on a part-time basis by various entities affiliated with Seenu G. Kasturi. In addition, the Company had a total of $350,530 and $231,187 of accounts payable and accrued expenses outstanding at September 30, 2019 and December 31, 2018, respectively, that were owed to employees and other affiliates of the Company primarily for salaries and other payroll liabilities.

Note 18. Judgments in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. The Company had not paid any part of the judgment or the accrued interest thereon. As a result, the loss was reflected in settlement agreements payable at September 30, 2019 and December 31, 2018. Interest expense in the amount of $2,841 and $8,431 accrued on the outstanding balance of the loss during the three- and nine-month periods ended September 30, 2019. The interest expense was credited to settlement agreements payable. The Company had accrued interest of $89,953 and $81,522 outstanding at September 30, 2019 and December 31, 2018, respectively. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $89,953 totaled $284,700 at September 30, 2019. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $81,522 totaled $276,269 at December 31, 2018.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. The outstanding balance of damages sought was reflected in accrued legal contingency at September 30, 2019 and December 31, 2018. Interest expense in the amount of $1,974 and $5,856 accrued on the outstanding balance of the accrued legal contingency during the three- and nine-month period ended September 30, 2019. The interest expense was credited to accrued legal contingency. A total of $47,495 and $41,638 of accrued interest, and $10,586 of other expenses (excluding legal fees), were outstanding at September 30, 2019 and December 31, 2018, respectively, resulting in an aggregate potential loss of $169,620 and $163,764 at September 30, 2019 and December 31, 2018, respectively. This case is currently pending.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Note 19. Segment Reporting

The Company has two reportable segments, which are Company-owned restaurants and franchise operations.

Company-Owned Restaurants

Company-owned restaurants consist of several brands that are aggregated into one reportable segment because of the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment, and store level profit margin for each of the brands are similar. The brands are Dick’s Wings and Grill and Fat Patty’s. All Company-owned restaurants are casual dining restaurants. There were a total of eight and nine company-owned restaurants at September 30, 2019 and December 31, 2018, respectively.

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

There were a total of 16 and 17 franchised restaurants at September 30, 2019 and December 31, 2018, respectively.

 ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Segment Financial Information

Information on segments and a reconciliation of income from operations to net loss is as follows:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenue
Company-owned restaurants	$3,803,609	$2,104,825	$12,150,290	$3,871,929
Franchise operations	239,035	255,239	670,142	791,886
Total revenue	$4,042,644	$2,360,064	$12,820,432	$4,663,815

Net Loss
Company-owned restaurants	$240,570	$229,728	$639,735	$410,820
Franchise operations	76,872	133,402	276,414	590,597
Total income from operations	317,442	363,130	916,149	1,001,417
Corporate and unallocated expenses	(914,956)	(265,663)	(2,219,467)	(911,867)
Net (loss) / income	$(597,514)	$97,467	$(1,303,318)	$89,550

Depreciation and Amortization
Company-owned restaurants	$296,843	$47,833	$864,980	$70,995
Franchise operations	—	—	—	—
Corporate	1,389	146	5,511	289
Total	$298,232	$47,979	$870,491	$71,284

Capital Expenditures
Company-owned restaurants	$317,780	$88,408	$468,877	$223,526
Franchise operations	—	—	—	—
Corporate	—	1,224	9,000	4,058
Total	$317,780	$89,632	$477,877	$227,584

Note 20. Restatement of Previously Issued Condensed Consolidated Financial Statements

The Company is restating its condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2018 to correct an error related to the manner by which it recorded $92,638 and $204,378, respectively, of food discounts provided to customers and complimentary meals provided to employees. The Company recorded each of these items as an increase to restaurant operating costs – other operating expenses rather than as a reduction to restaurant sales on its condensed consolidated statements of operations. As a result, restaurant sales and restaurant operating costs – other operating expenses were each overstated by $92,638 and $204,378 during the three-and nine-month periods ended September 30, 2018, respectively. The Company has restated its condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2018 for the sole purpose of reducing restaurant sales and restaurant operating costs – other operating expenses by $92,638 and $204,378, respectively.

 ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

The impact of the restatement on the Company’s condensed consolidated statement of operations for the three- and nine-month periods is presented below. The restatement did not have any impact on the Company’s condensed consolidated balance sheet as of September 30, 2018 or the Company’s statement of cash flows for the nine-month period ended September 30, 2018.

	For the Three Months Ended September 30, 2018
Condensed Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated
Restaurant sales	$2,197,463	$(92,638)	$2,104,825
Revenue	2,452,702	(92,638)	2,360,064
Restaurant operating costs – other operating expenses	(474,165)	92,638	(381,527)
Total operating expenses	(2,916,504)	92,638	(2,823,866)

	For the Nine Months Ended September 30, 2018
Condensed Consolidated Statement of Operations:	As Previously Reported	Adjustments	As Restated
Restaurant sales	$4,076,307	$(204,378)	$3,871,929
Revenue	4,868,193	(204,378)	4,663,815
Restaurant operating costs – other operating expenses	(911,356)	204,378	(706,978)
Total operating expenses	(5,414,567)	204,378	(5,210,189)

Note 21. Subsequent Events

Acquisition of WingHouse Concept

On October 11, 2019, the Company and ARC WingHouse, LLC, a Florida limited liability company that is a wholly-owned subsidiary of the Company (“ARC WingHouse”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Soaring Wings, LLC, a Florida limited liability company (“Soaring Wings”), Soaring Wings HQ, LLC, a Florida limited liability company (“Soaring Wings HQ”), Soaring Wings Advertising, LLC, a Florida limited liability company (“Soaring Wings Advertising”), Soaring Wings IP, LLC, a Florida limited liability company (“Soaring Wings IP”), and the wholly-owned subsidiaries of Soaring Wings that own and operate all of the Restaurants (as defined below) (the “WH Operating Entities”). Soaring Wings, Soaring Wings HQ, Soaring Wings Advertising, Soaring Wings IP and the WH Operating Entities are sometimes collectively referred to as the “Sellers” and each a “Seller”. The Company and ARC Winghouse are sometimes collectively referred to as the “Purchasers”. The transactions contemplated by the Asset Purchase Agreement are sometimes referred to herein collectively as the “Acquisition”. The closing of the Acquisition occurred on October 11, 2019 (the “Closing Date”).

 ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Sellers are the owners and operators of the WingHouse Bar and Grill restaurant concept (the “WingHouse Concept”), which is comprised of 24 WingHouse Bar and Grill restaurants (the “Restaurants”). Purchasers agreed to pay the Sellers a total of $18,000,000 as adjusted pursuant to a working capital adjustment (the “Purchase Price”), and to assume, satisfy and discharge certain assumed liabilities. On the Closing Date, ARC WingHouse paid $11,000,000 to the Sellers and delivered to Sellers a promissory note in the amount of $1,000,000 (the “Purchaser Note”). The Purchaser Note accrues interest at a rate of five percent (5%) per annum. The Purchaser Note is due and payable in a single payment on the earliest to occur of the following: (i) the first anniversary of the date of the Purchaser Note, (ii) the merger or sale of substantially all the membership interest or assets of ARC WingHouse, and (iii) the liquidation, dissolution or winding up of ARC WingHouse. In addition, ARC WingHouse delivered to SW WH Holdings, LLC, a Florida limited liability company (“SW WH Holdings”), an equity interest in ARC WingHouse representing a ten percent (10%) ownership interest in ARC WingHouse (the “Equity Interest”). The Company also agreed to deliver to Soaring Wings shares (the “ARC Stock”) of the Company’s common stock on each of the first three anniversaries of the Closing Date. The number of shares of common stock to be delivered on each anniversary will be equal to the quotient of $1,000,000 divided by the following per share prices: (i) $1.40 per share of common stock on the first anniversary, (ii) 2.00 per share of common stock on the second anniversary, and (iii) $3.00 per share of common stock on the third anniversary (collectively, the “ARC Stock Consideration”). The per share price of the ARC Stock Consideration will be equitably adjusted for any stock dividend, stock split, reverse stock split or recapitalization. If the ARC Stock is not listed and quoted for trading on the NYSE, NASDAQ Global Select Market, NASDAQ Global Market or NASDAQ Capital Market on any of the first, second and third anniversaries of the Closing (the first such anniversary referred to as a “Listing Failure Anniversary”), then ARC WingHouse will pay $1,000,000 cash to Soaring Wings on the Listing Failure Anniversary and each anniversary of the Closing after a Listing Failure Anniversary (if any), ending on the third anniversary of the Closing Date in full satisfaction of the Company’s obligation to deliver the ARC Stock Consideration to Soaring Wings on the Listing Failure Anniversary and each anniversary thereafter, ending on the 3rd anniversary (the “Contingent Cash Consideration”). Notwithstanding the existence of a Listing Failure Anniversary, Soaring Wings may, in its sole discretion, elect to receive ARC Stock on the Listing Failure Anniversary and/or any anniversary after the Listing Failure Anniversary in lieu of a $1,000,000 cash payment by providing ARC WingHouse with written notice no less than 30 days before the Listing Failure Anniversary or subsequent anniversary, as applicable. The ARC Stock Consideration is subject to the terms of a Put Agreement (as defined below), and Sellers were granted customary piggy-back registration rights with respect to the ARC Stock Consideration.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Also on October 11, 2019, the Purchasers entered into a Put Agreement (the “Put Agreement”; together with the Asset Purchase Agreement, the “Purchase Agreements”) with Soaring Wings pursuant to which Soaring Wings was granted the right, but not the obligation, upon written notice to the Purchasers given at any time before the Put Deadline (as defined below), to require the Company to purchase, for cash, at the Put Closing (as defined below), all or any portion of the shares of ARC Stock received by Soaring Wings under Section 1.2(c) of the Asset Purchase Agreement or Section 15 of the Put Agreement. In the event Soaring Wings receives ARC Stock pursuant to Section 1.2(c) of the Asset Purchase Agreement and puts all of such ARC Stock to the Company, then the amount payable by the Company to Soaring Wings at the Put Closing will be equal to the Put Price (as defined below). In the event Soaring Wings elects to put only a portion of such shares to the Company, either because Soaring Wings received Contingent Cash Consideration on one or more of such anniversaries, Soaring Wings sold some of the ARC Stock, Soaring Wings elected to retain some of the ARC Stock and put only a portion of the ARC Stock to the Company, and/or for any other reason, then the amount payable by the Company to Soaring Wings at the Put Closing will calculated in the following manner: (x) the Put Price, multiplied by (y) a fraction, the numerator of which is the number of shares of ARC Stock put to the Company by Soaring Wings hereunder, and the denominator of which is the number of shares of ARC Stock received by Soaring Wings under the Asset Purchase Agreement had Soaring Wings received ARC Stock on each of the first, second and third anniversaries of the Closing Date. The amount payable by the Company to Soaring Wings at the Put Closing is referred to herein as, the “Put Payment”. In the event that Soaring Wings receives the Put Price from Purchasers, then, without any action on the part of the Purchasers, SW WH Holdings or any other person, the Equity Interest will be immediately terminated and forfeited to ARC WingHouse and no longer be owned beneficially or of record by SW WH Holdings.

For the purposes hereof, “Put Price” means an amount equal to: (i) $6,000,000, less (ii) the aggregate dividends (if any) received by Soaring Wings from the Company attributable to any shares of ARC Stock received by Soaring Wings under Section 1.2(c) of the Asset Purchase Agreement and not required to be paid to City National Bank (as defined below) pursuant to that certain Subordination Agreement, dated October 11, 2019, by ARC WingHouse and Soaring Wings for the benefit of City National Bank (the “Subordination Agreement”), less (iii) the aggregate distributions (other than tax distributions) made by ARC WingHouse to Soaring Wings under its operating agreement that are not required to be paid to City National Bank pursuant to the Subordination Agreement, less (iv) the aggregate cash payments made by Purchaser to Soaring Wings following a Listing Failure Anniversary pursuant to Section 1.2(c) of the Asset Purchase Agreement that are not required to be paid to City National Bank pursuant to the Subordination Agreement (and for the avoidance of doubt, were not applied to satisfy losses pursuant to Section 7.9(b) under the Asset Purchase Agreement), less (v) the aggregate amount of losses satisfied by Sellers to Purchasers or their indemnitees pursuant to Sections 7.9(a), (b) and (c) under the Asset Purchase Agreement that are not required to be paid to City National Bank pursuant to the Subordination Agreement.

For the purposes hereof, “Put Deadline” means the later of (y) the fifth anniversary of the Closing Date and (z) 12 months following the date on which the Company provides written notice to Soaring Wings that: (i) it has indefeasibly paid and satisfied in full the Loan (as defined below), (ii) Soaring Wings is not restricted from exercising its rights under this Agreement (in whole or in part) pursuant to the Subordination Agreement, or otherwise, and (iii) the Company has legally sufficient funds to pay the Put Payment in full.

In connection with the closing of the Acquisition, Seenu G. Kasturi executed a guaranty in favor of Soaring Wings guaranteeing all of the Purchasers’ obligations under the Asset Purchase Agreement, the Put Agreement, and the Purchaser Note.

Financing of WingHouse Acquisition

On October 11, 2019, ARC WingHouse entered into a Loan Agreement (the “Loan Agreement”) with City National Bank of Florida (“City National Bank”) pursuant to which the Company borrowed $12,250,000 (the “Loan”) to help fund the acquisition of the WingHouse Concept. In connection therewith, ARC WingHouse issued a promissory note in favor of City National Bank in the amount of $12,250,000 (the “CNB Note”). Interest accrues under the CNB Note at a rate of six percent (6%) per annum. The Company makes monthly payments of principal and interest of $179,481 to City National Bank under the CNB Note. The entire outstanding principal balance of the CNB Note plus all accrued interest is due and payable in full on October 11, 2024.

ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

ARC WingHouse may make prepayments of principal under the CNB Note, provided, however, that (i) if ARC WingHouse prepays any portion of the outstanding balance of the CNB Note during the first year of the term of the CNB Note, ARC WingHouse will pay a fee to City National Bank in an amount equal to three percent (3%) of the amount prepaid by ARC WingHouse in excess of $2,250,000, (ii) if ARC WingHouse prepays any portion of the outstanding balance of the CNB Note during the second year of the term of the CNB Note, ARC WingHouse will pay to City National Bank a fee in an amount equal to two percent (2%) of the amount prepaid by ARC WingHouse, and (iii) if ARC WingHouse prepays any portion of the outstanding balance of the CNB Note during the third (3rd) year of the term of the CNB Note, ARC WingHouse will pay to City National Bank a fee in an amount equal to one percent (1%) of the amount prepaid by ARC WingHouse. Thereafter, ARC WingHouse may make prepayments of principal under the CNB Note without penalty or premium.

Seenu G. Kasturi, as guarantor for the loan, deposited $1,250,000 with City National Bank in an account that is under the sole control of City National Bank. Mr. Kasturi granted a security interest to City National Bank in the account and the funds held therein as security for the loan. City National Bank will return the funds to Mr. Kasturi in the event ARC WingHouse contributes a like amount of funds to City National Bank. City National Bank will return all funds held in the account to Mr. Kasturi or ARC WingHouse, as applicable, upon repayment of the loan by ARC WingHouse.

In addition, ARC WingHouse deposited $1,000,000 with City National Bank in an account that is under the sole control of City National Bank. ARC WingHouse granted a security interest to City National Bank in the account and the funds held therein as security for the loan. After April 11, 2020, but no sooner than City National Bank receives ARC WingHouse’s audited financial statements for the year ended December 31, 2019 and ARC Winghouse’s quarterly financial statements for the quarter end March 30, 2020, so long as ARC Winghouse is in compliance with the financial covenants contained in the Loan Agreement and no event of default as occurred, City National Bank, upon the request of ARC WingHouse, will disburse certain amounts to pay down the Purchaser Note.

The CNB Note is secured, in part, by that that certain Security Agreement, dated October 11, 2019, executed by ARC WingHouse in favor of City National Bank (as the same may be amended or modified from time to time, the “Security Agreement”), granting City National Bank a lien and security interest in and to all assets owned by ARC WingHouse. In addition, the Company entered into a Negative Pledge Agreement, dated October 11, 2019, pursuant to which the Company agreed not to: (i) sell, transfer, assign or lease any of its assets, except for the transfer or sale of assets in the ordinary course of business for at least equal consideration, (ii) create, incur, assume or suffer to exist certain types of liens on its assets, (iii) enter into any agreement with any person other than City National Bank which prohibits or limits the ability of the Company to create, incur, assume or suffer to exist any security interest, mortgage, pledge, lien or other encumbrance upon any of its assets, and (iv) create, incur, assume or suffer to exist certain types of indebtedness.

In connection with the completion of the Loan, Seenu G. Kasturi executed a guaranty in favor of City National Bank guaranteeing all of ARC WingHouse’s obligations under the CNB Note, the Loan Agreement and the other loan documents executed in connection therewith.

 ARC Group, Inc.

Notes to Condensed Consolidated Financial Statements

Appointment of Alex Andre

On October 22, 2019, the Company appointed Alex Andre as its General Counsel, and on November 12, 2019, the Company appointed Mr. Andre as its Secretary. Mr. Andre will also continue to serve as the Company’s Chief Financial Officer. In connection there with, Richard W. Akam resigned as the Company’s Secretary.

Appointment of Joe Dominiak

On November 12, 2019, the Company appointed Joseph Dominiak, age 54, as its Chief Operating Officer. In connection therewith, on November 12, 2019, Richard W. Akam resigned as the Company’s Chief Operating Officer.

On November 6, 2019, the Company entered into an employment agreement with Mr. Dominiak to serve as the Chief Operating Officer of the Company. The employment agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the agreement, Mr. Dominiak will be paid an initial annual base salary in the amount of $200,000. Beginning January 1, 2021, he will be eligible to receive increases in salary in the discretion of the Company’s board of directors. Mr. Dominiak will be eligible to receive annual bonuses on each anniversary of the Effective Date of up to 20% of his then current base salary in the discretion of the Company’s board of directors. The employment agreement contains customary confidentiality, non-competition and non-solicitation provisions in favor of the Company.

On November 12, 2019, the Company entered into a restricted stock award agreement with Mr. Dominiak pursuant to which the Company granted 100,000 shares of the Company’s common stock, $0.01 par value per share, to Mr. Dominiak. The shares vest in accordance with the following schedule: (i) 33,333 shares on November 12, 2020; (ii) 33,333 shares on November 12, 2021; and (iii) 33,334 shares on November 12, 2022. In the event the Company terminates the employment of Mr. Dominiak without “cause”, as such term is defined in Section 4(c) of the employment agreement, then all shares that would have vested within the following 12 months had the Executive continued to be employed by the Company during such period shall immediately vest in full. In the event Mr. Dominiak’s employment with the Company terminates by reason of death or “disability”, as such term is defined in Section 4(b) of the employment agreement, or if the Company terminates Mr. Dominiak’s employment for “cause”, as such term is defined in Section 4(c) of the employment agreement, or if Mr. Dominiak terminates his own employment with the Company, then any shares that have not yet vested shall be forfeited to the Company. In the event of certain “changes in control” as such term is defined in the Company’s 2014 Stock Incentive Plan adopted by the Company’s board of directors on June 16, 2014, all restrictions and conditions on any of the shares then outstanding shall automatically be deemed terminated or satisfied in full, as applicable, immediately prior to the consummation of the change in control event.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to fund our future growth and implement our business strategy;
●	market acceptance of our restaurants and products;
●	food safety issues and other health concerns;
●	the cost of food and other commodities;
●	labor shortages and changes in employee compensation costs;
●	shortages or interruptions in the availability and delivery of food and other supplies;
●	our ability to maintain and increase the value of our Dick’s Wings®, Fat Patty’s® and WingHouse® brands;
●	changes in consumer preferences;
●	our ability to identify, attract and retain qualified franchisees;
●	our limited control over the activities of our franchisees;
●	the ability of us and our franchisees to identify suitable restaurant sites, open new restaurants and operate them in a profitable manner;
●	our ability to successfully operate our company-owned restaurants;
●	our ability to identify, acquire and integrate new restaurant brands and businesses;
●	the loss of key members of our management team;
●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of security breaches of confidential customer information in connection with the electronic processing of credit/debit card transactions by us and our franchisees;
●	the ability of us and our franchisees to comply with applicable federal, state and local laws and regulations;
●	our ability to protect our trademarks and other intellectual property;
●	competition and consolidation in the restaurant industry;
●	the effects of litigation on our business;
●	our ability to obtain debt, equity or other financing on favorable terms, or at all;
●	the impact of any decision to record asset impairment charges in the future;
●	the condition of the securities and capital markets generally;
●	economic conditions in the jurisdictions in which we operate and nationally;

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

All of the financial information presented herein has been revised to reflect the restatement of our condensed consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2018 as more fully described in Note 20. Restatement of Previously Issued Condensed Consolidated Financial Statements in our condensed consolidated financial statements.

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

On October 30, 2018, we entered into an agreement to acquire the Tilted Kilt Eatery and Pub® restaurant franchise (“Tilted Kilt”). The Tilted Kilt franchise is currently comprised of 26 restaurants located in 13 states, of which two are company owned and operated and the remaining 24 are franchise locations. It offers dinner entrees, traditional pub food, hamburgers, and salads made with fresh, quality ingredients, accompanied by full bar service, served up by uniquely kilt-clad wait staff in a lively, Celtic-themed atmosphere with numerous large screen televisions featuring sports programming. A description of the transaction is set forth herein under Note 5. Agreement to Acquire Tilted Kilt in our condensed consolidated financial statements.

On October 11, 2019, we acquired the WingHouse Bar & Grill restaurant concept (“WingHouse”). WingHouse is currently comprised of 24 restaurants located in Florida, all of which are company owned and operated. It offers a variety of chicken wings, appetizers, salads, burgers, sandwiches & wraps, tacos, seafood options and desserts. A description of the transaction is set forth herein under Note 21. Subsequent Events in our condensed consolidated financial statements

Strategy

Our plan is to grow our company into a diversified restaurant holding company operating a portfolio of premium restaurant brands. We intend to focus on developing brands that offer a variety of high-quality food and beverages in a distinctive, casual, high-energy atmosphere in a diverse set of markets across the United States.

The first major component of our growth strategy is the continued development and expansion of our Dick’s Wings, Fat Patty’s and WingHouse brands. Key elements of our strategy include strengthening the brands, developing new menu items, lowering our costs, improving our operations and service, driving customer satisfaction, and opening new restaurants in new and existing markets in the United States. We believe there are meaningful opportunities to grow the number of Dick’s Wings, Fat Patty’s and WingHouse restaurants in the United States and have implemented a rigorous and disciplined approach to increasing the number of company-owned and franchised restaurants. In our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost and other efficiencies. In new markets, we plan to open several restaurants at a time to quickly build brand awareness.

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification, like our recent acquisitions of Fat Patty’s and WingHouse and our proposed acquisition of Tilted Kilt. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices. As we acquire complementary brands, we intend to develop a scalable infrastructure that will help us expand our margins as we execute upon our growth strategy. Benefits of this infrastructure may include centralized support services for all of our brands, including marketing, menu development, human resources, legal, accounting and information systems. Additional benefits may include the ability to cost effectively employ advertising and marketing agencies for all of our brands, and efficiencies associated with being able to utilize a single distribution model for all of our restaurants. Accordingly, this structure should enable us to leverage our scale and share best practices across key functional areas that are common to all of our brands.

Financial Results

Our revenue increased $1,682,580 to $4,042,644 for the three-month period ended September 30, 2019, compared to $2,360,064 for the three-month period ended September 30, 2018, primarily due to an increase in sales of food and beverage products by the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Our total operating expenses increased $1,640,739 to $4,464,605 for three-month period ended September 30, 2019 from $2,823,866 for three-month period ended September 30, 2018, primarily due to an increase in restaurant operating costs associated with the operation of the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Accordingly, we incurred a loss from operations of $421,961 for the three-month period ended September 30, 2019 compared to $463,802 for the three-month period ended September 30, 2018. We generated a net loss of $597,514, or $0.08 per share of common stock, for the three-month period ended September 30, 2019, compared to net income of $97,467, or $0.01 per share of common stock, for the three-month period ended September 30, 2018.

Our revenue increased $8,156,617 to $12,820,432 for the nine-month period ended September 30, 2019, compared to $4,663,815 for the nine-month period ended September 30, 2018, primarily due to an increase in sales of food and beverage products by the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Our total operating expenses increased $8,597,213 to $13,807,402 for nine-month period ended September 30, 2019 from $5,210,189 for nine-month period ended September 30, 2018, primarily due to an increase in restaurant operating costs associated with the operation of the company-owned restaurants that we acquired through our acquisition of Fat Patty’s. Accordingly, we incurred a loss from operations of $986,970 for the nine-month period ended September 30, 2019 compared to $546,374 for the nine-month period ended September 30, 2018. We generated a net loss of $1,303,318, or $0.18 per share of common stock, for the nine-month period ended September 30, 2019, compared to net income of $89,550, or $0.01 per share of common stock, for the nine-month period ended September 30, 2018

We had total assets of $18,020,691 and $14,673,337 at September 30, 2019 and December 31, 2018, respectively. Net cash provided by operating activities was $565,856 for the nine-month period ended September 30, 2019, compared to cash flow from operating activities of $235,787 for the nine-month period ended September 30, 2018.

We have two reportable segments, which are company-owned restaurants and franchise operations. Information on our reportable segments and a reconciliation of income from operations to net loss is set forth herein under Note 19. Segment Reporting in our condensed consolidated financial statements.

Outlook

We expect our revenue to increase during the next 12 months as we generate sales through our company-owned restaurants, continue to improve the operations of our existing Dick’s Wings, Fat Patty’s and WingHouse restaurants and open new Dick’s Wings, Fat Patty’s and WingHouse restaurants. We also expect our revenue to increase as a result of our pending acquisition of Tilted Kilt and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands and assets. We expect to begin generating net income during the next 12 months as we generate increasing revenue from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our recently completed acquisitions of Fat Patty’s and WingHouse and our pending acquisition of Tilted Kilt, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Critical Accounting Policies

Our critical accounting policies are those that affect or could affect our financial statements materially and involve a significant level of judgment by management. The accounting policies and related risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are those that depend most heavily on these judgments and estimates. As of September 30, 2019, there have been no material changes to any of the critical accounting policies contained in our Annual Report on Form 10-K for the year ended December 31, 2018 other than with respect to the adoption of Accounting Standards Codification Topic 842 on January 1, 2019, a description of which is provided herein under Note 2. Basis of Presentation and Significant Accounting Policies – Recent Accounting Pronouncements in our condensed consolidated financial statements.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements applicable to our business, please refer to the discussion provided herein under Note 2. Basis of Presentation and Significant Accounting Policies – Recent Accounting Pronouncements in our condensed consolidated financial statements.

Comparison of the Three-Month Periods Ended September 30, 2019 and 2018

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants and concession stands, and royalty payments, franchise fees and ad fund fees that we receive from our franchisees. Revenue increased $1,682,580 to $4,042,644 for the three-month period ended September 30, 2019 from $2,360,064 for the three-month period ended September 30, 2018. The increase of $1,682,580 was due to an increase of $1,698,784 for sales of food and beverage products by our company-owned restaurants, partially offset by a decrease of $16,204 for franchise and other revenue. The increase in sales of food and beverage products was attributable to increases of $1,073,691 for sales of food and beverages at the restaurants we acquired through our acquisition of Fat Patty’s and $625,093 for sales of food and beverages at our other company-owned restaurants and concession stands. We expect revenue to increase during the next 12 months as we improve the operations of our existing Dick’s Wings, Fat Patty’s and WingHouse restaurants and open new Dick’s Wings, Fat Patty’s and WingHouse restaurants. We expect revenue to increase further as a result of our pending acquisition of Tilted Kilt and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands and assets.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consist of cost of sales, labor, occupancy and other operating expenses that we incur in connection with the operation of our Dick’s Wings, Fat Patty’s and WingHouse company-owned restaurants and concession stands. Restaurant operating costs increased $1,687,942 to $3,563,039 for the three-month period ended September 30, 2019 compared to $1,875,097 for the three-month period ended September 30, 2018. Restaurant operating costs consisted of $1,368,797 for cost of sales, $1,232,549 for labor expenses, $117,436 for occupancy expenses, and $844,257 for other operating expenses for the three-month period ended September 30, 2019. Restaurant operating costs consisted of $811,009 for cost of sales, $624,848 for labor expenses, $57,713 for occupancy expenses, and $381,527 for other operating expenses for the three-month period ended September 30, 2018. The increase of $1,687,942 was due to increases of $614,578 associated with the operation of the restaurants that we acquired through our acquisition of Fat Patty’s and $1,073,364 associated with the operation of our other company-owned restaurants and concession stands. We expect our restaurant operating costs to increase during the next 12 months as we open new Dick’s Wings, Fat Patty’s and WingHouse restaurants. We expect them to increase further as a result of our pending acquisition of Tilted Kilt and as we acquire additional interests in other restaurant brands and potentially non-restaurant brands and assets.

Professional Fees. Professional fees consist of fees paid to attorneys, independent accountants, investment banks and placement agents, technology consultants and other professionals and consultants. Professional fees decreased $314,128 to $52,828 for the three-month period ended September 30, 2019 from $366,956 for the three-month period ended September 30, 2018. The decrease of $319,780 was due primarily to decreases of $244,598 for stock compensation paid to investment banks and other firms and $24,683 for legal fees. We expect our professional fees to continue to increase during the next 12 months as we incur increased legal, accounting, investment banking, technology and consulting fees in connection with the general expansion of our business and operations and our compliance with the rules and regulations of the SEC.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and non-restaurant employees, and the related payroll taxes. Employee compensation expense increased $238,496 to $402,008 for the three-month period ended September 30, 2019 from $163,512 for the three-month period ended September 30, 2018. The increase of $238,496 was due primarily to an increase of $135,334 for salaries paid to executive officers and other non-restaurant employees and $53,819 for stock compensation expense. We expect employee compensation expense to increase during the next 12 months as we hire additional executive officers and other non-restaurant employees in connection with the growth and expansion of our business and operations.

General and Administrative Expenses. General and administrative expenses consist of ad fund expenses, selling commissions and expenses, marketing and advertising expenses, acquisition-related transaction costs, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, SEC filing expenses, stock listing expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $28,429 to $446,730 for the three-month period ended September 30, 2019 from $418,301 for the three-month period ended September 30, 2018. The increase of $28,429 was due primarily to an increase of $40,326 for marketing and advertising expenses, partially offset by a decrease of $21,900 for investor relations expenses. We expect general and administrative expenses to continue to increase during the next 12 months as we incur increasing expenses for our ad fund, marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest that we record under the master lease agreement that we entered into with Store Capital on August 30, 2018 in connection with the acquisition of Fat Patty’s, our outstanding debt obligations, and our outstanding settlement agreements payable and accrued legal contingencies. Interest expense increased $136,953 to $211,211 for the three-month period ended September 30, 2019 from $74,258 for the three-month period ended September 30, 2018. The increase of $136,953 was due primarily to an increase of $116,768 for interest that we recognized under our master lease agreement with Store Capital. We expect interest expense to continue to increase during the next 12 months due to the debt we incurred in connection with our acquisition of WingHouse.

Gain on Bargain Purchase Option

Gain on bargain purchase option consists of the gain that we recognized in connection with the acquisition of Fat Patty’s on August 30, 2018. The fair value of the identifiable assets acquired and liabilities assumed of $1,477,193 exceeded the purchase price of Fat Patty’s by $624,952. As a result, we recognized a gain of $624,952 for the three-month period ended September 30, 2018. We did not recognize any gain on bargain purchase option during the three-month period ended September 30, 2019. We do not expect to recognize any additional gains on bargain purchase options during the next 12 months. A description of the bargain purchase option is set forth herein under Note 4 – Acquisition of Fat Patty’s in our condensed consolidated financial statements.

Net Loss

We generated a net loss of $597,514 during the three-month period ended September 30, 2019 compared to net income of $97,467 during the three-month period ended September 30, 2018. The difference of $694,981 was due primarily to increases of $1,687,942 for restaurant operating costs, $238,496 for employee compensation expense and $136,953 for interest expense, and a decrease of $624,952 for gain on bargain purchase option. This was partially offset by an increase of $1,682,580 for revenue and a decrease of $319,780 for professional fees. We expect to begin generating net income during the next 12 months as we generate increasing revenue from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our recently completed acquisitions of Fat Patty’s and WingHouse and our pending acquisition of Tilted Kilt, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Comparison of the Nine-Month Periods Ended September 30, 2019 and 2018

Revenue

Revenue increased $8,156,617 to $12,820,432 for the nine-month period ended September 30, 2019 from $4,663,815 for the nine-month period ended September 30, 2018. The increase of $8,156,617 was due to an increase of $8,278,361 for sales of food and beverage products by our company-owned restaurants, partially offset by a decrease of $121,744 for franchise and other revenue. The increase in sales of food and beverage products was attributable to increases of $6,102,663 for sales of food and beverages at the restaurants we acquired through our acquisition of Fat Patty’s and $2,175,698 for sales of food and beverages at our other company-owned restaurants and concession stands.

Operating Expenses

Restaurant Operating Costs. Restaurant operating costs increased $8,049,446 to $11,510,555 for the nine-month period ended September 30, 2019 compared to $3,461,109 for the nine-month period ended September 30, 2018. Restaurant operating costs consisted of $4,447,133 for cost of sales, $4,103,557 for labor expenses, $432,463 for occupancy expenses, and $2,527,402 for other operating expenses for the nine-month period ended September 30, 2019. Restaurant operating costs consisted of $1,360,529 for cost of sales, $1,222,554 for labor expenses, $171,048 for occupancy expenses, and $706,978 for other operating expenses for the nine-month period ended September 30, 2018. The increase of $8,049,446 was due to increases of $3,235,465 associated with the operation of the restaurants that we acquired through our acquisition of Fat Patty’s and $4,813,981 associated with the operation of our other company-owned restaurants and concession stands.

Professional Fees. Professional fees decreased $170,139 to $443,984 for the nine-month period ended September 30, 2019 from $614,123 for the nine-month period ended September 30, 2018. The decrease of $170,139 was due primarily to decreases of $233,453 for stock compensation paid to investment banks and other firms and $68,560 for consulting fees, partially offset by an increase of $142,436 for legal and accounting fees.

Employee Compensation Expense. Employee compensation expense increased $559,020 to $973,944 for the nine-month period ended September 30, 2019 from $414,924 for the nine-month period ended September 30, 2018. The increase of $559,020 was due primarily to an increase of $360,885 for salaries paid to executive officers and other non-restaurant employees and $115,422 for stock compensation expense.

General and Administrative Expenses. General and administrative expenses increased $158,886 to $878,919 for the nine-month period ended September 30, 2019 from $720,033 for the nine-month period ended September 30, 2018. The increase of $158,886 was due primarily to increases of $197,221 for marketing and advertising expenses, partially offset by decreases in other miscellaneous general and administrative expenses.

Interest Expense

Interest expense increased $530,866 to $615,997 for the nine-month period ended September 30, 2019 from $85,131 for the nine-month period ended September 30, 2018. The increase of $530,866 was due primarily to an increase of $471,229 for interest that we recognized under our master lease agreement with Store Capital.

Income From Insurance Proceeds

Income from insurance proceeds consists of the insurance proceeds that we received for equipment and other assets that were damaged or destroyed in the fire that occurred on March 25, 2019 at our Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia. We received insurance proceeds in the amount of $766,109 during the nine-month period ended September 30, 2019, of which $181,588 was for equipment and other assets that were damaged or destroyed in the fire. We did not receive any insurance proceeds during the nine-month period ended September 30, 2018. We expect to receive additional insurance proceeds in connection with the fire that occurred at this restaurant during the next 12 months. A description of the fire is set forth herein under Note 16. Commitments and Contingencies – Teay’s Valley Fire in our condensed consolidated financial statements.

Gain on Bargain Purchase Option

We recognized a gain of $624,952 for the nine-month period ended September 30, 2018. We did not recognize any gain on bargain purchase option during the nine-month period ended September 30, 2019. We do not expect to recognize any additional gains on bargain purchase options during the next 12 months. A description of the bargain purchase option is set forth herein under Note 4 – Acquisition of Fat Patty’s in our condensed consolidated financial statements.

Net Loss

We generated a net loss of $1,303,318 during the nine-month period ended September 30, 2019 compared to net income of $89,550 during the nine-month period ended September 30, 2018. The difference of $1,392,868 was due primarily to increases of $8,049,446 for restaurant operating costs, $559,020 for employee compensation expense and $530,866 for interest expense, partially offset by increases of $8,156,617 for revenue.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt.

Net cash provided by operating activities was $565,856 during the nine-month period ended September 30, 2019 compared to $235,787 during the nine-month period ended September 30, 2018. The increase of $330,069 was due primarily to an increase in accounts payable and accrued liabilities and a decrease in other receivables. This was partially offset by increases in operating expenses.

Net cash used by investing activities was $382,335 during the nine-month period ended September 30, 2019 compared to $343,785 during the nine-month period ended September 30, 2018. The increase of $38,550 for net cash used by investing activities was due primarily to an increase of $250,293 for purchases of fixed assets, partially offset by an increase of $100,000 for insurance recoveries for impaired fixed assets and a decrease of $144,326 for contingent consideration.

Net cash used by financing activities was $297,569 during the nine-month period ended September 30, 2019 compared to net cash provided by financing activities of $19,736 during the nine-month period ended September 30, 2018. The difference of $317,305 was due to increases of $1,513,884 for repayments of notes payable to related parties, $196,337 for payments on our operating lease liability and $128,234 for payments on our financing lease liability. This was partially offset by an increase of $1,434,476 for proceeds from the issuance of notes payable to related parties and a decrease of $86,674 for payments on our capital lease obligation.

Our primary sources of capital since January 1, 2018 are set forth below.

We entered into an unsecured loan with Blue Victory Holdings, Inc., a Nevada corporation, during the year ended December 31, 2017. The amount of principal outstanding under the loan was $30,503 at December 31, 2017. We borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333 at December 31, 2018. We borrowed $1,540,886 and repaid $1,513,884 under the loan during the nine-month period ended September 30, 2019. Accordingly, the amount of principal outstanding under the loan was $263,335 at September 30, 2019.

On August 30, 2018, we entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which we borrowed $622,929 to help finance the acquisition of Fat Patty’s, all of which was outstanding at September 30, 2019. A description of the note is set forth herein under Note 4. Acquisition of Fat Patty’s in our condensed consolidated financial statements.

To date, our capital needs have been met through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations, including funds that we have borrowed from related parties. We have used these sources of capital to pay virtually all of the costs and expenses that we have incurred to date. These costs and expenses have been comprised primarily of the restaurant operating costs, professional fees, employee compensation expenses, and general and administrative expenses discussed above. We intend to continue to rely upon each of these sources as well as cash generated by WingHouse to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, during the next 12 months.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 4. Controls and Procedures.

As of September 30, 2019, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARC GROUP, INC.

Date: November 14, 2019	/s/ Alex Andre
Alex Andre
Chief Financial Officer
(principal financial officer and duly authorized officer)

