Form 10-K
period 2019-12-31
ARC Group, Inc.
filed 2021-08-30
CIK 1452872

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:	December 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	000-54226

ARC GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	59-3649554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1409 Kingsley Ave., Ste. 2 Orange Park, FL	32073
(Address of principal executive offices)	(Zip Code)

(904) 741-5500
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	Not Applicable

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2021, was $1,997,880. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

As of August 30, 2021, there were 7,622,777 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions that may cause our actual results to differ materially from results proposed in such statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our ability to fund our future growth and implement our business strategy;

●	market acceptance of our restaurants and products;

●	food safety issues and other health concerns;

●	the cost of food and other commodities;

●	labor shortages and changes in employee compensation costs;

●	shortages or interruptions in the availability and delivery of food and other supplies;

●	our ability to maintain and increase the value of our WingHouse, Dick’s Wings® and Fat Patty’s® brands;

●	changes in consumer preferences;

●	our ability to identify, attract and retain qualified franchisees;

●	our limited control over the activities of our franchisees;

●	the ability of us and our franchisees to identify suitable restaurant sites, open new restaurants and operate them in a profitable manner;

●	our ability to successfully operate our company-owned restaurants;

●	our ability to identify, acquire and integrate new restaurant brands and businesses;

●	the loss of key members of our management team;

●	the impact of any failure of our information technology system or any breach of our network security;

●	the impact of security breaches of confidential customer information in connection with the electronic processing of credit/debit card transactions by us and our franchisees;

●	the ability of us and our franchisees to comply with applicable federal, state and local laws and regulations;

●	our ability to protect our trademarks and other intellectual property;

●	competition and consolidation in the restaurant industry;

●	the effects of litigation on our business;

●	our ability to obtain debt, equity or other financing on favorable terms, or at all;

●	the impact of any decision to record asset impairment charges in the future;

●	the condition of the securities and capital markets generally;

●	economic conditions in the jurisdictions in which we operate and nationally;

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

PART I

Item 1. Business.

Overview

We were formed in April 2000 to develop the Dick’s Wings and Grill® restaurant franchise (“Dick’s Wings”), and are the owner, operator and franchisor of the Dick’s Wings brand of restaurants. Our Dick’s Wings franchise is currently comprised of 43 restaurants owned and/or franchised located in the States of Florida, Georgia, Texas, Kentucky, and West Virginia. Dick’s Wings offers a variety of boldly-flavored menu items highlighted by our Buffalo, New York-style chicken wings spun in our signature sauces and seasonings. We offer our customers a casual, family-fun restaurant environment designed to appeal to both families and sports fans alike. At Dick’s Wings, we strive to provide our customers with a unique and enjoyable experience Flavor. From first bite to last call®.

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

During fiscal year 2019, we were the franchisee of a Tilted Kilt restaurant in Gonzales, Louisiana which we forfeited at the end of 2019.

On October 11, 2019, the Company acquired substantially all of the assets of WingHouse. WingHouse was comprised of 24 company-owned restaurants located in Florida

Our restaurants serve lunch and dinner and provide a full-service bar. They offer a variety of specialty burgers and sandwiches, wings, appetizers, salads, wraps, and steak and chicken dinners in a family friendly, sports-oriented environment designed to appeal to a mix of families, students, professors, locals, and visitors as well as offering kids meal options for children. We offer dine-in, take-out and third-party delivery services at all our locations. All our restaurants offer an extensive selection of domestic, imported and craft beers and wine, and the majority of our restaurants feature a full bar offering a variety of liquor and spirits. We also introduce new menu items from time to time.

We are focused on continually elevating our unique and high-quality food and beverage offerings. Our goal is to balance the established menu offerings that appeal to our loyal customers with new menu items that increase customer frequency and attract new customers. We believe that the development of new products can drive traffic by expanding our customer base and help us continue to build brand leadership in food quality and taste. For all new menu rollouts, new product launches are combined with a new menu design and updated pricing to reflect the current economic environment, as well as our current strategic marketing and creative plan. All our menu items are made-to-order and are available for take-out.

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

Dick’s Wings Franchise

Restaurants

As of December 30, 2019, our Dick’s Wings franchise was comprised of traditional restaurants like our Dick’s Wings & Grill restaurants, which are full- service restaurants, and non-traditional units such as the Dick’s Wings concession stands at TIAA Bank Field (formerly EverBank Field) and Veterans Memorial Arena in Jacksonville, Florida (the “Concession Stand”). The Concession Stand ceased its operations on January 2020, due to the effects of COVID-19. On December 31, 2019, the Company had 194 Dick’s Wings & Grill restaurants owned and operated by franchisees, three (3) Dick’s Wings & Grill restaurants owned and operated by the Company; and one restaurant under construction in Tallahassee. The Concession Stand at TIAA Bank Field and Veterans Memorial Arena was owned and operated by us. As of the date of this Annual Report, the Company has 16 Dick’s Wings & Grill Restaurants owned and operated by franchisees, with three (3) Dick’s Wings & Grill restaurants owned and operated by us.

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

The restaurants are typically open on a daily basis from 11 a.m. to 10 p.m. Sunday through Thursday, and from 11 a.m. to 12 a.m. on Friday and Saturday, although closing times may vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages.

Menus

Our Dick’s Wings restaurants feature a variety of menu items highlighted by our traditional and boneless Buffalo, New York- style chicken wings spun in our signature sauces and seasonings. Our sauces and seasonings range in heat intensity from mild to very hot and combined with such flavors as Bourbon, Cajun Ranch, Caribbean Jerk, Florida Girl, Garlic Parmesan, Georgia Girl, Gold Rush, Honey BBQ, Lemon Pepper, Mango Habanero, Ragin’ Cajun, Smokey Mountain Gold, and our signature flavor, the Victory Lane Wings™. Our proprietary hot sauces include our Firestorm™ and our ultra-hot Dick’s Secret Sauce™. These sauces and seasonings can be blended to create more than 365 flavors. We also sell our proprietary Dick’s Secret Sauce and Firestorm sauces at our restaurants. Our sauces and seasonings complement and distinguish our chicken wings and other menu offerings to create a bold flavor profile for our customers. Other menu items that we offer include chicken tenders, quesadillas, specialty burgers and sandwiches, salads, wraps, flatbreads, and desserts.

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

We are focused on continually elevating our unique and high-quality Fat Patty’s food and beverage offerings. Our company’s mission is to be brilliant on the basics. In our business that means highly satisfied guests. We believe in repeat guests that frequent our establishment often. We emphasize over-sized entrees and a great value. We provide a very casual and relaxed atmosphere, with continuous music throughout our establishment. We operate in a clean and safe environment with strict adherence to our policies and procedures.

We are focused on continually elevating our unique and high-quality Fat Patty’s food and beverage offerings. Our company’s mission is to be brilliant on the basics. In our business that means highly satisfied guests. We believe in repeat guests that frequent our establishment often. We emphasize over-sized entrees and a great value. We provide a very casual and relaxed atmosphere, with continuous music throughout our establishment. We operate in a clean and safe environment with strict adherence to our policies and procedures.

Menus

Our Fat Patty’s restaurants are proud to offer something to everyone. From burgers and sandwiches to salads and dinners, our guests are sure to find something they love. Fat Patty’s offers a variety of menu items highlighted by our specialty burgers with seasonings and toppings only we can create. We offer craveable sauces and seasonings on our burgers, chicken wings, chicken strips, wide variety of appetizers, salads, pizzas, sandwiches, wraps, sliders, fish & chips, and desserts. Our 21 burgers feature the biggest-in-town “Big Fat Patty” and an array of “one-of-a-kind” specialty burgers such as the Tex-Mex Patty, the Lasso Patty, Born on the Bayou Patty, and many others.

WingHouse Bar and Grill Concept

On October 11, 2019, we acquired WingHouse Bar & Grill. Our WingHouse concept is comprised of twenty WingHouse Bar & Grill restaurants located throughout the State of Florida.

Our WingHouse restaurants are typically located in free standing units or end units in shopping centers, and range in size between 5,000 to 8,000 square feet of space. The restaurants are typically open on a daily basis from 11 a.m. to 12 a.m. Sunday through Thursday, and from 11 a.m. to 1 a.m. on Saturday and Sunday, although closing times may vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages.

We feature The WingHouse Girl at every guest encounter. The WingHouse Girls, from the hostess to the bartender, set the tone of the unforgettable experience – the WingHouse experience. Our guests can go anywhere to get a chicken sandwich or a hamburger. Why the WingHouse? Because of “The WingHouse Girl!” Always upbeat, always saying “Hello!”. WingHouse Girls are friendly and courteous; they say “Hi!” and “Bye!” to every single guest. The music is always playing and inside our four walls there is a feeling of: forget your troubles and enjoy the fun!

We are focused on continually elevating our unique and high-quality WingHouse Girl, food and beverage offerings. Our company’s mission is to be brilliant on the basics. In our business that means highly satisfied guests. We believe in repeat guests that frequent our establishment often. We emphasize over-sized entrees and a great value. We provide a very casual and relaxed atmosphere, with continuous music throughout our establishment. We operate in a clean and safe environment with strict adherence to our policies and procedures. A main attraction to our store is the “World Famous WingHouse Girl.” “The Girl Next Door” that is always polite and always smiling with a great positive outlook on life.

If we execute all these ingredients and are “Brilliant on the Basics,” we feel that the WingHouse will be a success in any neighborhood. that increase customer frequency and attract new customers. We believe that the development of new products can drive traffic by expanding our customer base and help us continue to build brand leadership in food quality and taste. For all new menu roll-outs, new product launches are combined with a new menu design and updated pricing to reflect the current economic environment, as well as our current strategic marketing and creative plan. All our menu items are made-to-order and are available for take-out.

Menus

Our WingHouse restaurants feature a variety of menu items highlighted by our traditional and boneless Buffalo style chicken wings spun in our signature sauces and seasonings. Our sauces and seasonings range in heat intensity from mild to Exxxtreme hot and include such flavors as Teriyaki, Dallas BBQ, Garlic Parmesan, Mild, Medium, Jamaican Jerk, Korean BBQ, Honey Hot, Nashville Hot, Sweet Thai Chili, Mango Habanero, Hot, House on Fire, Exxxtreme, and four dry rubs including Lemon Pepper, Sweet 7 Smokey, Ranch Chipotle, and Blackened Rub. We also sell our proprietary WingHouse Sauces at our restaurants. Our sauces and seasonings complement and distinguish our chicken wings and other menu offerings to create a bold flavor profile for our customers. Other menu items that we offer include our famous naked wings, chicken strips, appetizers, salads, pizzas, burgers, sandwiches, wraps, sliders, baby back ribs, fish & chips, and desserts.

Our WingHouse restaurants serve lunch and dinner and provide a full-service bar. They offer a variety of specialty burgers and sandwiches, wings, appetizers, salads, wraps, and steak and chicken dinners in a family friendly, sports-oriented environment designed to appeal to a mix of families, students, professors, locals, and visitors.

Our WingHouse restaurants offer dine-in and take-out services. They also provide kids meal options for children. All of our restaurants offer an extensive selection of domestic, imported and craft beers and wine, and all of our restaurants feature a full bar offering a variety of liquor and spirits. We also introduce new menu items from time to time.

We feature The WingHouse Girl at every guest encounter. The WingHouse Girls, from the hostess to the bartender, set the tone of the unforgettable experience – the WingHouse experience. Our guests can go anywhere to get a chicken sandwich or a hamburger. Why the WingHouse? Because of “The WingHouse Girl!” Always upbeat, always saying “Hello!”. WingHouse Girls are friendly and courteous; they say “Hi!” and “Bye!” to every single guest. The music is always playing and inside our four walls there is a feeling of: forget your troubles and enjoy the fun!

We are focused on continually elevating our unique and high-quality WingHouse Girl, food and beverage offerings. Our company’s mission is to be brilliant on the basics. In our business that means highly satisfied guests. We believe in repeat guests that frequent our establishment often. We emphasize over-sized entrees and a great value. We provide a very casual and relaxed atmosphere, with continuous music throughout our establishment. We operate in a clean and safe environment with strict adherence to our policies and procedures. A main attraction to our store is the “World Famous WingHouse Girl.” “The Girl Next Door” that is always polite and always smiling with a great positive outlook on life.

If we execute all these ingredients and are “Brilliant on the Basics,” we feel that the WingHouse will be a success in any neighborhood. that increase customer frequency and attract new customers. We believe that the development of new products can drive traffic by expanding our customer base and help us continue to build brand leadership in food quality and taste. For all new menu roll-outs, new product launches are combined with a new menu design and updated pricing to reflect the current economic environment, as well as our current strategic marketing and creative plan. All of our menu items are made-to-order and are available for take-out.

Branding

We established our Dick’s Wings, Fat Patty’s, and WingHouse brands through coordinated marketing and operational execution that ensures brand recognition, quality and consistency throughout our concepts. These efforts include marketing programs and advertising to support our restaurants. We prominently feature our Dick’s Wings, Fat Patty’s, and WingHouse logos, bright colors, sports memorabilia, televisions and exterior trade dress at our restaurants and as branding for our marketing and advertising materials. Our brands are further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in our restaurants. We believe our brands have broad appeal because they attract customers of all ages and our menu offers a variety of distinctive items that allow customers to customize their experience, appealing to many tastes. Our distinctive concepts, combined with our high-quality food, make Dick’s Wings, WingHouse, and Fat Patty’s appealing to families, children, teenagers and adults of all ages and socio-economic backgrounds.

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

The specific rate at which we and our franchisees are able to open new restaurants is determined, in part, by our and their success in locating satisfactory sites, negotiating acceptable lease or purchase terms, securing appropriate local governmental permits and approvals, and by our and their capacity to supervise construction and recruit and train management and hourly employees.

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

Restaurant Atmosphere

We offer our Dick’s Wings, Fat Patty’s, and WingHouse customers a casual, environment designed to appeal to sports fans of all ages. Our restaurants have high-definition televisions located throughout the restaurants, making our restaurants an ideal gathering place for sports enthusiasts. We tailor the content and volume of our video and audio programming to reflect our customers’ tastes. Our Dick’s Wings restaurants also have a children’s area filled with video games and other forms of children’s entertainment that is visible from most of the tables in the restaurant, making our restaurants an ideal place for families to take their children. We believe the design of our restaurants enhances our customers’ experiences, drives repeat visits, and solidifies the broad appeal of our brand.

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

Marketing and Advertising

We market our Dicks’ Wings restaurants as “Wingin’ it since 1994®” where both families and sports fans can go to have a unique and enjoyable restaurant experience from first bite to last call. We market our Fat Patty’s restaurants as places where both families and sports fans can enjoy a meal in a family friendly, sports-themed environment. The Fat Patty’s brand has become a staple in the communities in which it operates creating a cult-like following with its tag line, “Bite This” on a burger logo. WingHouse’s focus is on good food, served beautifully. Our marketing programs are designed to differentiate our Dick’s Wings, WingHouse, and Fat Patty’s restaurants from the restaurants of our competitors and showcase our food and brand in a family fun atmosphere. These efforts include marketing campaigns and advertising to support our restaurants. The primary goal of these efforts is to build brand awareness throughout the areas where we have restaurants located. Our marketing and advertising campaigns are also designed to: (i) support strong restaurant openings, (ii) drive positive same-store sales through additional visits by our existing customers and visits by new customers, (iii) increase average order size, and (iv) increase profit margins. Given our strategy to be a neighborhood destination, community marketing is key to driving sales and developing brand awareness in each market.

Our marketing strategy is fact-based, using consumer insights to build brand affinity and drive menu optimization. Local advertising is developed and implemented by us and our franchisees, and includes such events as live bands, car shows, pay-per-view television events and pool tournaments. System-wide marketing, advertising and promotions are developed and implemented by us. We pay directly for such activities with respect to our Fat Patty’s brand. We use our general advertising fund as well as our own funds to pay for such activities with respect to our Dick’s Wings brand. We implement periodic promotions as appropriate to maintain and increase the sales and profits of us and our franchisees and strengthen our brands. We also rely on outdoor billboard, direct mail and email advertising, as well as radio, newspapers, digital coupons, search engine marketing and social media such as Facebook and Twitter, as appropriate, to attract and retain customers for us and our franchisees. As part of our marketing strategy, we provide our company-owned restaurants and franchisees with advertising support and guidance to ensure that a consistent message is being delivered to the public.

Supply and Distribution

We strive to maintain high quality standards. In furtherance of this, we establish the standards and specifications for the products used in the development and operation of all of our restaurants and for the direct and indirect sources of most of those items. We also have the right to require, and generally do require, that our company-owned restaurants and franchisees purchase products and services only from manufacturers and suppliers that we approve and utilize distributors that we approve. For example, we have arranged for our Dick’s Wings and WingHouse company-owned restaurants and franchisees to purchase food, supplies and paper goods from Sysco and purchase soda beverages from The Coca-Cola Company. Fat Patty’s orders food, supplies, and paper goods from Gordon Foods. These requirements help us assure the quality and consistency of the products sold at our restaurants and help us protect and enhance the image of the Dick’s Wings, Fat Patty’s and WingHouse brands.

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

Information Technology

All of our restaurants are equipped with a computerized point-of-sale system. Our point-of-sale systems provide effective communication between the kitchen and the server, allowing employees to serve customers in a quick and consistent manner while maintaining a high level of control. Our point-of-sale systems include a back-office system that has the capability to provide support for inventory, payroll, accounting, accounts payable, cash management and management reporting functions. They also help dispatch and monitor delivery activities in our restaurants. Our point-of-sale systems provide us with the ability to generate weekly and period- to-date operating results on a company-wide, brand-wide, regional or individual restaurant basis. This enables us to closely monitor sales, food and beverage costs, and labor and operating expenses at each of our restaurants. Our point-of-sale systems run on non- proprietary hardware with open architecture and offers intuitive touch screen interface and integrated credit and gift card processing.

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

Intellectual Property

We own U.S. registered trademarks for many of the logos, designs and expressions that identify the products and services that we use in our business, including “Dick’s Wings.” “Dick’s Wings & Grill”, “Fat Patty’s” and “WingHouse”. We also have common law trademark rights for certain of our proprietary marks. We believe that our trademarks have significant value and are important to our business. Our policy is to pursue registration of our important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks. Under current law and with proper use and registration, our rights in our trademarks will generally last indefinitely. The use of these trademarks by our franchisees has been authorized in our franchise agreements.

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

Competition

The restaurant industry is fragmented and intensely competitive. Dick’s Wings and WingHouse compete directly with Buffalo Wild Wings, East Coast Wings & Grill, Hooters, Hurricane Grill & Wings, Wings ‘N More, Wings N’ Things, Wingstop and other restaurants offering chicken wings as one of their primary food offerings. Fat Patty’s competes directly with gourmet burger restaurants and other restaurants offering burgers as one of their primary food offerings. Dick’s Wings and Fat Patty’s also compete with local and regional sports bars and national casual dining establishments, and to a lesser extent with quick service restaurants such as wing-based and burger-based take-out concepts. Furthermore, because the restaurant industry has few barriers to entry, new competitors may emerge at any time. Dick’s Wings and Fat Patty’s compete with other restaurants and retail establishments on the basis of taste, quality and price of food offered, menu offering, perceived value, service, atmosphere, location and overall dining experience. They also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in our restaurants.

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

We and our franchisees must comply with applicable requirements of the Americans with Disabilities Act and related state laws. Under the Americans with Disabilities Act and related state laws, we and our franchisees must provide equivalent service to disabled persons and make reasonable accommodation for their employment, and when constructing or undertaking significant re modeling of our restaurants, we must make those facilities accessible to disabled persons. We and our franchisees must also comply with other anti-discrimination laws and regulations, such as the Civil Rights Act and the Age Discrimination Act, which mandate that people be dealt with on an equal basis regardless of such personal traits as sex, age, race, ethnicity, nationality, sexual orientation and gender identity.

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (the “FTC”) as well as the rules and regulations of the states in which we operate. The FTC’s “Franchise Rule” and other federal and state laws regulate the sale of franchises, require registration of a franchise disclosure document with state authorities, and require the delivery of a franchise disclosure document to prospective franchisees. These state laws often limit, among other things, the duration and scope of non- competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise, and the ability of a franchisor to designate sources of supply.

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

Employees

We currently have a total of 1,192 employees. Of this number, 27 full-time employees and 157 part-time employees work in our Fat Patty’s restaurants, 1 full-time employees and 22 part-time employees work in our Tilted Kilt restaurant, and 95 full-time employees and 872 part-time employees work in our Dick’s Wings and WingHouse restaurants. The remaining 18 employees, which were full-time employees, work in our corporate office. Our franchisees are independent business owners, so their employees are not employees of ours and, therefore, are not included in our employee count. None of our employees are represented by a labor union, and we have never experienced a work stoppage. We believe that our working conditions and compensation packages are competitive and that our relations with our employees are good.

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

Our plan is to grow our company into a diversified restaurant holding company operating a portfolio of premium restaurant brands. We intend to focus on developing brands that offer a variety of high-quality food and beverages in a distinctive, casual, high- energy atmosphere in a diverse set of markets across the United States.

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

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification, like our acquisition of Fat Patty’s and WingHouse. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices. As we acquire complementary brands, we intend to develop a scalable infrastructure that will help us expand our margins as we execute upon our growth strategy. Benefits of this infrastructure may include centralized support services for all of our brands, including marketing, menu development, human resources, legal, accounting and information systems. Additional benefits may include the ability to cost effectively employ advertising and marketing agencies for all of our brands, and efficiencies associated with being able to utilize a single distribution model for all of our restaurants. Accordingly, this structure should enable us to leverage our scale and share best practices across key functional areas that are common to all of our brands.

Recent Developments

Acquisition of Fat Patty’s

On August 3, 2018, we entered into an asset purchase agreement to acquire all of the assets associated with Fat Patty’s (the “Fat Patty’s Acquisition”). On August 30, 2018, we completed the Fat Patty’s Acquisition. We agreed to pay the sellers $12,352,000, of which $12,000,000 was paid at closing, $40,000 was paid in September 2018, and the remaining $312,000 was to be paid on the first anniversary of the closing date but the Company did not have the available cash to pay so this amount was settled by Seenu Kasturi directly for $312,000. The Company now owes Seenu Kasturi $312,000 for this payment.

In connection with the Fat Patty’s Acquisition, on August 30, 2018, we issued a secured convertible promissory note (the “Fat Patty’s Note”) to Seenu G. Kasturi, who is our Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors, pursuant to which we borrowed $622,929 to finance the Fat Patty’s Acquisition. All principal and accrued but unpaid interest is due and payable in full on the earlier of: (i) the fifth (5th) anniversary of the date of the Fat Patty’s Note, or (ii) the date that Mr. Kasturi demands repayment in full by providing written notice thereof to us. Interest accrues at the rate of 6% per annum and is payable in full on the maturity date. Mr. Kasturi has the right, at any time during the term of the Fat Patty’s Note and from time to time, to convert all of any portion of the outstanding principal of the Fat Patty’s Note, together with accrued and unpaid interest payable thereon, into shares of our Class A common stock at a conversion rate of $1.36 per share. Mr. Kasturi has not converted any of this note. The Fat Patty’s Note is secured by all of our assets.

On August 3, 2018, we also entered into a purchase and sale agreement with Store Capital Acquisitions, LLC, a Delaware limited liability company (“Store Capital”), pursuant to which we agreed to sell all of the real property acquired in the Fat Patty’s Acquisition to Store Capital. On August 30, 2018, we completed our sale of all of the real property acquired in the Fat Patty’s acquisition to Store Capital for a purchase price of $11,500,000. In connection with the sale, we entered into a master lease agreement with Store Capital pursuant to which we leased the four properties upon which the restaurants acquired in the asset acquisition are located (collectively, “Properties”). The initial term of the lease expires on August 31, 2038. We have the option to extend the term of the lease for four additional successive periods of five years each. The aggregate initial base annual rent is $876,875 and is subject to annual increases commencing September 1, 2019, in an amount equal to the lesser of: (i) 1.75%, or (ii) 1.25 times the change in the Consumer Price Index. We are responsible for all costs and obligations relating to the Properties.

Acquisition of WingHouse

On October 11, 2019, the Company and ARC WingHouse, LLC, a Florida limited liability company that was formed as a wholly-owned subsidiary of the Company (“ARC WingHouse”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Soaring Wings, LLC, a Florida limited liability company (“Soaring Wings”), Soaring Wings HQ, LLC, a Florida limited liability company (“Soaring Wings HQ”), Soaring Wings Advertising, LLC, a Florida limited liability company (“Soaring Wings Advertising”), Soaring Wings IP, LLC, a Florida limited liability company (“Soaring Wings IP”), and the wholly-owned subsidiaries of Soaring Wings that own and operate all of the Restaurants (as defined below) (the “WH Operating Entities”). Soaring Wings, Soaring Wings HQ, Soaring Wings Advertising, Soaring Wings IP and the WH Operating Entities are sometimes collectively referred to as the “Sellers” and each a “Seller”. The Company and ARC WingHouse are sometimes collectively referred to as the “Purchasers”. The transactions contemplated by the Asset Purchase Agreement are sometimes referred to herein collectively as the “WingHouse Acquisition”. The closing of the WingHouse Acquisition occurred on October 11, 2019 (the “Closing Date”).

Sellers were the owners and operators of the WingHouse Bar and Grill restaurant concept (the “WingHouse Concept”), which is comprised of 24 WingHouse Bar and Grill restaurants (the “Restaurants”). Purchasers agreed to pay the Sellers a total of $18,000,000 as adjusted pursuant to a working capital adjustment (the “Purchase Price”), and to assume, satisfy and discharge certain assumed liabilities. On the Closing Date, ARC WingHouse paid $12,000,000 to the Sellers. In addition, ARC WingHouse delivered to SW WH Holdings, LLC, a Florida limited liability company (“SW WH Holdings”), an equity interest in ARC WingHouse of ten percent (10%) ownership interest in ARC WingHouse (the “Equity Interest”). The Company also agreed to deliver to Soaring Wings shares (the “ARC Stock”) of the Company’s common stock on each of the first three anniversaries of the Closing Date. The number of shares of common stock to be delivered on each anniversary will be equal to the quotient of $1,000,000 divided by the following per share prices: (i) $1.40 per share of common stock on the first anniversary, (ii) 2.00 per share of common stock on the second anniversary, and (iii) $3.00 per share of common stock on the third anniversary (collectively, the “ARC Stock Consideration”). The per share price of the ARC Stock Consideration will be equitably adjusted for any stock dividend, stock split, reverse stock split or recapitalization. If the ARC Stock is not listed and quoted for trading on the NYSE, NASDAQ Global Select Market, NASDAQ Global Market or NASDAQ Capital Market on any of the first, second and third anniversaries of the Closing (the first such anniversary referred to as a “Listing Failure Anniversary”), then ARC WingHouse will pay $1,000,000 cash to Soaring Wings on the Listing Failure Anniversary and each anniversary of the Closing after a Listing Failure Anniversary (if any), ending on the third anniversary of the Closing Date in full satisfaction of the Company’s obligation to deliver the ARC Stock Consideration to Soaring Wings on the Listing Failure Anniversary and each anniversary thereafter, ending on the 3rd anniversary (the “Contingent Cash Consideration”). Notwithstanding the existence of a Listing Failure Anniversary, Soaring Wings may, in its sole discretion, elect to receive ARC Stock on the Listing Failure Anniversary and/or any anniversary after the Listing Failure Anniversary in lieu of a $1,000,000 cash payment by providing ARC WingHouse with written notice no less than 30 days before the Listing Failure Anniversary or subsequent anniversary, as applicable. The ARC Stock Consideration is subject to the terms of a Put Agreement (as defined below), and Sellers were granted customary piggy-back registration rights with respect to the ARC Stock Consideration.

In connection therewith, on October 11, 2019, the Purchasers entered into a Put Agreement (the “Put Agreement”; together with the Asset Purchase Agreement, the “Purchase Agreements”) with Soaring Wings pursuant to which Soaring Wings was granted the right, but not the obligation, upon written notice to the Purchasers given at any time before the Put Deadline (as defined below), to require the Company to purchase, for cash, at the Put Closing (as defined below), all or any portion of the shares of ARC Stock received by Soaring Wings under Section 1.2(c) of the Asset Purchase Agreement or Section 15 of the Put Agreement (the “Put Option”). In the event Soaring Wings receives ARC Stock pursuant to Section 1.2(c) of the Asset Purchase Agreement and puts all of such ARC Stock to the Company, then the amount payable by the Company to Soaring Wings at the Put Closing will be equal to the Put Price (as defined below). In the event Soaring Wings elects to put only a portion of such shares to the Company, either because Soaring Wings received Contingent Cash Consideration on one or more of such anniversaries, Soaring Wings sold some of the ARC Stock, Soaring Wings elected to retain some of the ARC Stock and put only a portion of the ARC Stock to the Company, and/or for any other reason, then the amount payable by the Company to Soaring Wings at the Put Closing will be calculated in the following manner: (x) the Put Price, multiplied by (y) a fraction, the numerator of which is the number of shares of ARC Stock put to the Company by Soaring Wings hereunder, and the denominator of which is the number of shares of ARC Stock received by Soaring Wings under the Asset Purchase Agreement had Soaring Wings received ARC Stock on each of the first, second and third anniversaries of the Closing Date. The amount payable by the Company to Soaring Wings at the Put Closing is referred to herein as, the “Put Payment”. In the event that Soaring Wings receives the Put Price from Purchasers, then, without any action on the part of the Purchasers, SW WH Holdings or any other person, the Equity Interest will be immediately terminated and forfeited to ARC WingHouse and no longer be owned beneficially or of record by SW WH Holdings. The material portions of the note are as follows:

“For the purposes hereof, “Put Price” means an amount equal to: (i) $6,000,000, less (ii) the aggregate dividends (if any) received by Soaring Wings from the Company attributable to any shares of ARC Stock received by Soaring Wings under Section 1.2(c) of the Asset Purchase Agreement and not required to be paid to City National Bank (as defined below) pursuant to that certain Subordination Agreement, dated October 11, 2019, by ARC WingHouse and Soaring Wings for the benefit of City National Bank (the “Subordination Agreement”), less (iii) the aggregate distributions (other than tax distributions) made by ARC WingHouse to Soaring Wings under its operating agreement that are not required to be paid to City National Bank pursuant to the Subordination Agreement, less (iv) the aggregate cash payments made by Purchaser to Soaring Wings following a Listing Failure Anniversary pursuant to Section 1.2(c) of the Asset Purchase Agreement that are not required to be paid to City National Bank pursuant to the Subordination Agreement (and for the avoidance of doubt, were not applied to satisfy losses pursuant to Section 7.9(b) under the Asset Purchase Agreement), less (v) the aggregate amount of losses satisfied by Sellers to Purchasers or their indemnitees pursuant to Sections 7.9(a), (b) and (c) under the Asset Purchase Agreement that are not required to be paid to City National Bank pursuant to the Subordination Agreement.

“For the purposes hereof, “Put Deadline” means the later of (y) the fifth anniversary of the Closing Date and (z) 12 months following the date on which the Company provides written notice to Soaring Wings that: (i) it has indefeasibly paid and satisfied in full the Loan (as defined below), (ii) Soaring Wings is not restricted from exercising its rights under this Agreement (in whole or in part) pursuant to the Subordination Agreement, or otherwise, and (iii) the Company has legally sufficient funds to pay the Put Payment in full.”

In connection with the closing of the WingHouse Acquisition, Seenu G. Kasturi executed a guaranty in favor of Soaring Wings guaranteeing all of the Purchasers’ obligations under the Asset Purchase Agreement, the Put Agreement, and the SW Note (as defined below).

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

ARC WingHouse deposited $1,250,000 with City National Bank WingHouse in an account that is under the sole control of City National Bank (the “First ARCWH Deposit”). ARC WingHouse granted a security interest to City National Bank in the account and the funds held therein as security for the loan. In connection therewith, to secure the funds for the First ARCWH Deposit, ARC WingHouse issued a promissory note in favor of the Kasturi Children’s Trust, a trust formed under the laws of Louisiana (the “Kasturi Children’s Trust”), in the amount of $1,250,000 (the “KCT Note”) pursuant to which ARC WingHouse borrowed the funds comprising the First ARCWH Deposit. Interest accrues under the KCT Note at a rate of six percent (6%) per annum. The entire outstanding principal balance of the KCT Note plus all accrued interest is due and payable in full on the earlier of (i) the fifth (5th) anniversary of the date of the KCT Note, and (ii) the date that the Kasturi Children’s Trust demands repaying in full by providing written notice thereof to ARC WingHouse. The KCT Note is secured by all of the assets of ARC WingHouse. City National Bank will return the funds to Seenu G. Kasturi, as guarantor for the CNB Note, in the event ARC WingHouse contributes a like amount of funds to City National Bank. City National Bank will return all funds held in the account to Mr. Kasturi or ARC WingHouse, as applicable, upon repayment of the loan by ARC WingHouse.

In addition, ARC WingHouse deposited $1,000,000 with City National Bank in an account that is under the sole control of City National Bank (the “Second ARCWH Deposit”). ARC WingHouse granted a security interest to City National Bank in the account and the funds held therein as security for the loan. In connection therewith, to secure the funds for the Second ARCWH Deposit, ARC WingHouse issued a promissory note in favor of Soaring Wings in the amount of $1,000,000 (the “SW Note”) pursuant to which ARC WingHouse borrowed the funds comprising the Second ARCWH Deposit. Interest accrues under the SW Note at a rate of five percent (5%) per annum. The entire outstanding principal balance of the SW Note plus all accrued interest is due and payable in full on the earliest to occur of: (i) the first anniversary of the date of the SW Note, (ii) the merger or sale of substantially all the membership interest or assets of ARC WingHouse, and (iii) the liquidation, dissolution or winding up of ARC WingHouse. After April 11, 2020, but no sooner than City National Bank receives ARC WingHouse’s audited financial statements for the year ended December 31, 2019 and ARC WingHouse’s quarterly financial statements for the quarter end March 30, 2020, so long as ARC WingHouse is in compliance with the financial covenants contained in the Loan Agreement and no event of default has occurred, City National Bank, upon the request of ARC WingHouse, will disburse certain amounts to pay down the SW Note.

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

On October 11, 2019, ARC WingHouse entered into an agreement (the “WH Assignment Agreement”) with Soaring Wings and Store Master Funding IX, LLC, a Delaware limited liability company (“Store Master Funding”), pursuant to which Soaring Wings assigned all of its rights and obligations under that certain master lease agreement, dated January 31, 2017 between Store Master Funding and Soaring Wings (the “WH Master Lease”) to ARC WingHouse. Under the WH Master Lease, ARC WingHouse leased properties from Store Master Funding upon which 14 restaurants acquired in the WingHouse Acquisition are located (collectively, the “WH Properties”). The initial term of the lease expires on January 31, 2032. The Company has the option to extend the term of the lease for four additional successive periods of five years each. The aggregate base annual rent is $2,041,848 and is subject to increases commencing February 1, 2022 and every five years thereafter in an amount equal to the lesser of: (i) 10%, or (ii) 1.3 times the change in the Consumer Price Index. The Company is responsible for all costs and obligations relating to the WH Properties.

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

Risks Related to Our Business

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have significantly disrupted and will continue to disrupt our business, which has and could continue to materially affect our financial condition and operating results for an extended period of time.

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic, as well as our responses to the outbreak, have significantly disrupted and will continue to disrupt our business. In the United States and other regions, social distancing restrictions have been enacted and, in many areas, individuals are restricted from non-essential movements outside of their homes. In response to the COVID-19 pandemic and these changing conditions, we had to temporarily closed various restaurants across our portfolio for various periods of time. Some states restricted dining rooms or forced restaurants to operate under capacity restrictions for various periods of time as social distancing protocols remain in place. Additionally, an outbreak or perceived outbreak of COVID-19 connected to one or more of our restaurants could cause negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent off-premises dining will be implemented or continue, or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols. Similarly, we cannot predict the effects the COVID-19 pandemic will have on the restaurant industry as a whole or the share of customer traffic to our restaurants compared to other restaurants or outlets. Any of these changes could materially adversely affect our financial performance.

Our restaurant operations could be further disrupted if any of our restaurant staff members is diagnosed with COVID-19, which has occurred at some of our restaurants, requiring the quarantine of some or all of a restaurant’s staff members and the temporary closure of the restaurant. If a significant percentage of our workforce is unable to work, due to COVID-19 illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. Our suppliers could be similarly adversely impacted by the COVID-19 outbreak, and we could face shortages of food items or other supplies at our restaurants and our operations and sales could be adversely impacted by such supply interruptions. In addition, we have furloughed staff members and may need to implement additional furloughs. Those staff members might seek and find other employment during the furlough, which could materially adversely affect our ability to properly staff and reopen our restaurants with experienced staff members when the business interruptions caused by COVID-19 abate or end.

The impact of COVID-19 on our business has resulted in the need to perform impairment assessments of the Company’s long-lived assets, goodwill and other intangible assets. Our preliminary financial results for the quarter ended March 31, 2020, do not include these items and the corresponding tax effects, all of which are currently being evaluated. While these items are non-cash in nature, the impact on reported results is expected to be material.

Our efforts to address our rent obligations during the COVID-19 pandemic are ongoing and our ability to obtain rent concessions will vary by landlord. While we continue to engage in discussions with our landlords, certain of our landlords have alleged that we are in default of our leases with them. If we are unable to reach an agreement with these landlords, we may face eviction proceedings, which could be expensive to litigate and may jeopardize our ability to continue operations at the impacted restaurant. The COVID-19 pandemic has also adversely affected our ability to open new restaurants, and we have paused nearly all construction of new restaurants and certain remodeling projects at existing restaurants. These changes may materially adversely affect our ability to grow our business, particularly if these construction pauses are in place for a significant amount of time.

The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.

Dining out is a discretionary expenditure that historically has been influenced by domestic and global economic conditions. The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have led to a national and global economic downturn. Consumer discretionary spending has weakened and we expect it to continue to weaken. Reduced discretionary spending could influence off-premise dining, customer traffic in our restaurants when it resumes, and average check amount, which in turn could have a material impact on our financial performance.

Global and domestic conditions, including as a result of COVID-19, that have an effect on consumer discretionary spending include, but may not be limited to: unemployment, general and industry-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policy. Material changes to governmental policy related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy, also could affect consumer discretionary spending. Any of these additional factors affecting consumer discretionary spending may further influence customer traffic in our restaurants and average check amount, thus potentially having a further material impact on our financial performance.

We have a history of losses and can provide no assurance that we will ever become profitable.

We incurred a net loss of $2,644,446 for the year ended December 31, 2019, and a net loss of $282,483 for the year ended December 31, 2018 and had an accumulated deficit of $7,891,999 at December 31, 2019 and a working capital deficit of $12,626,245 at December 31, 2019. Our future profitability is dependent upon our ability to successfully execute our business plan. We can provide no assurance that we will achieve profitability on a quarterly or annual basis. Accordingly, we may continue to generate losses in the future and, in the extreme case, discontinue operations.

We may need to raise additional capital in the future, which capital may not be available or, if available, may not be available on acceptable terms.

Our current cash resources may not be sufficient to sustain our current operations for the next 12 months. While we generated cash flows from operating activities of $330,606 and $478,238 during the years ended December 31, 2019 and 2018, we are subject to numerous obligations that will require substantial cash expenditures during the next 12 months. We are a party to operating leases for our corporate headquarters (ARC) and our WingHouse restaurant operations that require minimum annual payments of $48,000 and $61,320 respectively during the year ended December 31, 2020. WingHouse HQ office was moved on December 1, 2020. Rent prior to the move was $14,397 monthly. The new office rent is $5,110. We are also obligated to pay annual lease payments in the amount of $881,990 during the year ended December 31, 2019 for the four Fat Patty’s restaurants that we own. Additionally, we are a party to an employment agreement with Seenu G. Kasturi, who serves as our Chief Executive Officer, pursuant to which we currently paying a total of $510,000 per year in cash compensation. Please refer to Item 13. Certain Relationships and Related Transactions, and Director Independence.

We have historically relied upon cash generated by our operations, sales of our equity securities and the use of short- and long-term debt, and more recently loans from Mr. Kasturi to fund our operations. We intend to continue to rely upon each of these sources to fund our operations and expansion efforts, including additional acquisitions of controlling or non-controlling financial interests in other restaurant brands, during the next 12 months.

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

We acquired our first two company-owned Dick’s Wings restaurants through our acquisition of Seediv, LLC, a Louisiana limited liability company (“Seediv”), on December 19, 2016. We acquired our four Fat Patty’s restaurants on August 30, 2018. We own two other Dick’s Wings restaurants. We acquired WingHouse on October 11, 2019. Prior to December 19, 2016, all of our restaurants were owned and operated by our franchisees. Our ownership of these restaurants represents the first time our current management team has undertaken the ownership and operation of any of our restaurants or concession stands. Approximately 97% and 88% of our revenue was generated through our company-owned restaurants and concession stands during the years ended December 31, 2019 and 2018, respectively. We expect our company-owned restaurants and concession stands to account for most of our revenue during our 2020 fiscal year and for the foreseeable future. We must successfully operate our company-owned restaurants and concession stands to generate revenue, cash flows and net income through them. If we are unable to successfully operate our company- owned restaurants and concession stands, our business, financial condition and results of operations will be adversely affected.

We rely on our franchisees for a portion of our revenue, and our financial results are closely tied to the operational success of our franchisees.

Of our 47 restaurants, 15 restaurants are owned and operated by our franchisees and the remaining 32 restaurants are owned and operated by us. Prior to December 19, 2016, all of our restaurants were owned and operated by our franchisees. We generated approximately 3% and 12% of our revenue through our franchisees during the years ended December 31, 2019 and 2018, respectively. While we expect our company-owned restaurants to account for most of our revenue for the foreseeable future, we expect our franchisees to continue to account for a portion of our revenue for the foreseeable future. In addition, we intend to franchise most of the new restaurants that we open or acquire in the foreseeable future; and we expect royalties and franchise fees to comprise a larger portion of our revenue. As a result, the success of our business will continue to rely upon the operational and financial success of our franchisees.

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

Our success depends in part upon our ability to grow the number of Dick’s Wings, Fat Patty’s and WingHouse restaurants in our portfolio.

Our growth strategy depends in part on our ability to open new Dick’s Wings, Fat Patty’s and WingHouse restaurants in existing markets as well as new markets where we have little or no operating experience.

We acquired Fat Patty’s on August 30, 2018 and, as a result, have not yet opened additional Fat Patty’s restaurants. We acquired WingHouse on October 11, 2019 and, as a result, have not yet opened additional WingHouse restaurants. While our Dick’s Wings brand has grown to 20 restaurant locations and nine concession stand locations since our founding in 2000, it is still evolving and has not yet proven its long-term growth potential. While we believe that each of the brands is positioned for expansion, we can provide no assurance that additional new restaurant growth will occur. Our Dick’s Wings and Fat Patty’s brands will continue to be subject to the risks and uncertainties that accompany any emerging restaurant brand.

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

Our growth strategy depends in part upon our ability to expand our business through the acquisition and development of additional restaurant brands, like our acquisition of Seediv, which is the owner of two Dick’s Wings restaurants, on December 19, 2016, our acquisition of Fat Patty’s on August 30, 2018, and our acquisition of WingHouse on October 11, 2019. Accordingly, we are actively seeking potential mergers, acquisitions, joint ventures, investments and other strategic initiatives through which we can acquire or develop additional restaurant brands.

To successfully execute any acquisition or development strategy, we need to identify suitable acquisition or development candidates, negotiate acceptable acquisition or development terms, obtain appropriate financing, and successfully integrate any businesses and assets acquired. Any acquisition or development transaction that we pursue, whether or not successfully completed, will subject us to numerous risks and uncertainties, including:

●	our ability to accurately assess the value, growth potential, strengths, weaknesses, contingent and other liabilities, and potential profitability of the target businesses and assets;

●	our ability to complete the transaction and integrate the operations, technologies, services and personnel of any businesses or assets acquired;

●	the costs associated with the completion of the transaction and the integration of the businesses or assets acquired;

●	our ability to generate sufficient revenue to offset the transaction costs and achieve projected economic and operating synergies;

●	the diversion of financial and management resources from existing operations and potential loss of key personnel;

●	the risks associated with entering new domestic markets and conducting operations where we have little or no prior experience;

●	the possible negative impact of the transaction on our reputation and the reputation of our Dick’s Wings, Fat Patty’s and WingHouse brands; and

●	the effect of any limitations imposed by federal and state tax laws on our ability to use all or a portion of our pre-transaction net operating losses against post-transaction income.

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

Our success depends on the value and perception of our Dick’s Wings, Fat Patty’s and WingHouse brands and any brands we may acquire or develop in the future.

Our success depends in large part upon our ability to maintain and enhance the value of our Dick’s Wings and Fat Patty’s brands and our customers’ connection with our Dick’s Wings, Fat Patty’s, WingHouse brands, as well as any additional brands that we acquire or develop in the future. Brand value is based in part on consumer perceptions of a variety of subjective qualities. While we believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that customers enjoy in our restaurants, negative business incidents, whether isolated or recurring and whether originating from us, our franchisees or suppliers, could significantly reduce brand value and consumer trust, particularly if the incidents receive publicity or result in litigation. For example, our brands could be damaged by claims or perceptions about the quality or safety of our food or suppliers, regardless of whether such claims or perceptions are true. Any such incident could cause a decline in consumer confidence in, or the perception of, our brands, resulting in a decrease in the value of our brands and consumer demand for our products. This would adversely affect our business, financial condition and results of operations.

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

Currently, 16 of our 20 Dick’s Wings restaurants, as well as our nine Dick’s Wings concession stands in TIAA Bank Field, are located in northern Florida. Our remaining four Dick’s Wings restaurants are located in Georgia, and our four Fat Patty’s restaurants are located in West Virginia and Kentucky. All 24 WingHouse restaurants were located in Florida. As a result, we are particularly susceptible to adverse trends and economic conditions in this region of the country, including its labor markets. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in that region could have a material adverse effect on our business and operations, as could other occurrences in that region, such as local competitive changes, changes in consumer preferences, local strikes, new or revised laws or regulations, energy shortages or increases in energy prices. We could also be subject to droughts, fires, like the fire we recently experienced at our Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia, floods or hurricanes, like Hurricane Irma in September 2017 and Hurricane Michael in October 2018, or other natural disasters, which could have a material adverse effect on our business and operations. In the event any of such changes or events were to occur, our business, financial condition and results of operations could be harmed.

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

The restaurant industry is fragmented and intensely competitive. Dick’s Wings and WingHouse competes directly with Buffalo Wild Wings, East Coast Wings & Grill, Hooters, Hurricane Grill & Wings, Wings ‘N More, Wings N’ Things, Wingstop and other restaurants offering chicken wings as one of their primary food offerings. Fat Patty’s competes directly with gourmet burger restaurants and other restaurants offering burgers as one of their primary food offerings. Dick’s Wings and Fat Patty’s also compete with local and regional sports bars and national casual dining establishments, and to a lesser extent with quick service restaurants such as wing-based and burger-based take-out concepts. Furthermore, because the restaurant industry has few barriers to entry, new competitors may emerge at any time. Dick’s Wings and Fat Patty’s compete with other restaurants and retail establishments on the basis of taste, quality and price of food offered, menu offering, perceived value, service, atmosphere, location and overall dining experience. They also compete with other restaurants and retail establishments for qualified franchisees, site locations and employees to work in our restaurants.

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

We own U.S. registered trademarks for many of the signs, designs and expressions that identify the products and services that we use in our business, including “Dick’s Wings” “Dick’s Wings & Grill,” “WingHouse” and “Fat Patty’s”. We also have common law trademark rights for certain of our proprietary marks and rely upon trade secrets to protect certain of our rights. We believe that our trademarks, trade secrets and other proprietary rights have significant value and are important to our business and competitive position. We, therefore, devote time and resources to the protection of these rights. Our policy is to pursue registration of our important trademarks whenever feasible and to oppose vigorously any infringement of our trademarks. We protect our trade secrets and proprietary information, in part, by entering into confidentiality agreements with our employees and consultants and include confidentiality provisions in our franchise agreements. We also seek to preserve the integrity and confidentiality of our proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems.

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

We believe that we have benefited substantially from the leadership and experience of our executive officers, including Seenu G. Kasturi, who is our Chief Executive Officer and Yannick Bastien, our Chief Financial Officer. Our executive officers may terminate their employment with us at any time without penalty, and we do not maintain key person life insurance policies on any of our executive officers. The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause the price of our common stock to decline. As our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers could impair our growth and have an adverse effect on our business, financial condition and results of operations.

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

We acquired our first two company-owned Dick’s Wings restaurants through our acquisition of Seediv on December 19, 2016 , acquired our four Fat Patty’s restaurants on August 30, 2018, and acquired our 24 WingHouse restaurants on October 11, 2019. We own two other Dick’s Wings restaurants and own a Tilted Kilt restaurant for which we serve as a franchisee. When we acquire a new company-owned restaurant, we experience an immediate increase in sales. In addition, when we open new company-owned restaurants, they typically generate significant customer traffic and, therefore, high sales in their initial months. Over time, these restaurants may experience a decrease in customer traffic and sales compared to their opening months. Accordingly, sales achieved by new company-owned restaurants during their initial months of operation may not be indicative of the results they will generate on an ongoing basis in the future. As a result, due to the foregoing factors, results for one fiscal quarter may not be indicative of results to be expected for any other fiscal quarter or for a full fiscal year.

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

Our restaurants could be negatively affected by adverse weather conditions and acts of God, such as regional winter storms, fires, floods, hurricanes, tropical storms and earthquakes, and other disasters, such as oil spills. Most of our restaurants are located in Florida and Georgia, making them particularly susceptible to hurricanes, tropical storms and flooding, such as Hurricane Irma which caused substantial flooding in the greater Jacksonville, Florida area in September 2017 and Hurricane Michael which cause substantial damage to the Florida pan handle in October 2018. We also recently experienced a fire at our Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia. The occurrence of any such events in the future could cause substantial damage to our restaurants and result in one or more of our restaurants being closed for an indefinite period of time. Such damages could also subject us or our franchisees to substantial repair costs and have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Stock

Future sales of our common stock may cause our stock price to decline.

As of August 30, 2021, there were 7,622,777 shares of our common stock and 449,581 shares of our Series A Convertible Preferred Stock outstanding. Of this number, 2,705,823 shares of common stock were freely tradable without restriction, unless the shares are purchased by our affiliates. The remaining 4,916,954 shares of common stock and all of the shares of Series A Convertible Preferred Stock were “restricted securities” as that term is defined under Rule 144 of the Securities Act. None of our directors, executive officers or employees is subject to lock-up agreements or market stand-off provisions that limit their ability to sell shares of our common stock. The sale of a large number of shares of our common stock, or the belief that such sales may occur, could cause a drop in the market price of our common stock.

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

Seenu G. Kasturi beneficially owns approximately 33.6% of our outstanding common stock and 100% of our outstanding Series A Convertible Preferred Stock and has the ability to control our business and affairs, which may prevent us from taking actions that may be favorable to our other stockholders.

As of August 30, 2021, Seenu G. Kasturi, who is our Chief Executive Officer and Chairman of our board of directors, beneficially owned approximately 33.6% of our outstanding common stock and 100% of our outstanding Series A Convertible Preferred Stock, collectively representing 89.4% of the total voting power of our capital stock. As a result, Mr. Kasturi has the ability to control all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control of us or impeding a merger or consolidation, takeover or other business combination involving us that could be favorable to you

An active trading market for our shares of common stock does not currently exist and we can provide no assurance that such a market will develop in the future.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require management to complete an annual assessment of our internal control over financial reporting. During the preparation of our audited consolidated financial statements for the year ended December 31, 2018, we identified several control deficiencies that have been classified as material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by our employees in the normal course of their assigned functions. Based on the material weaknesses identified, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease the property where our corporate headquarters is located as well as the properties upon which each of our company-owned restaurants are located.

Our corporate headquarters is located at 1409 Kingsley Ave., Ste. 2, Orange Park, Florida. Our three company-owned Dick’s Wings restaurants are located at 100 Marketside Avenue, Suite 301, in the Nocatee development in Ponte Vedra, Florida, 6055 Youngerman Circle in Argyle Village in Jacksonville, Florida, 1531 Baytree Road in Valdosta, Georgia, respectively. Our location at 1136 Thomas Drive in Panama City Beach Florida was permanently closed on December 24, 2019. We also lease the property located at 3427 Bannerman Rd., Suite 104, Tallahassee, Florida where we intend to open an additional Dick’s Wings restaurant in the future. Our four company-owned Fat Patty’s restaurants are located at 1442 Winchester Avenue in Ashland, Kentucky, 5156 State Route 34, Hurricane, West Virginia, 3401 US Route 60 East in Barboursville, West Virginia and 1935 3rd Avenue in Huntington, West Virginia. Our company-owned Tilted Kilt restaurant was located at 2838 S. Outfitter’s Drive in Gonzales, Louisiana, but was permanently closed in 2019. Our final lease payment for this location was processed on December 31, 2019

The reporting segment consisting of our company-owned restaurant operations utilizes each of the above properties with the exception of the property where our corporate headquarters is located, which is not included in any reporting segment. We believe that our corporate headquarters is adequate to support our operations for the next 12 months, and that the properties upon which our company-owned restaurants are located are adequate to support their respective operations for the next 12 months. A description of our leases is set forth herein under Note 17. Commitments and Contingencies in our consolidated financial statements.

Item 3. Legal Proceedings.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. The outstanding balance of damages sought was reflected in accrued legal contingency at December 31, 2019 and 2018. Interest expense in the amount of $7,829 accrued on the outstanding balance of the accrued legal contingency during each of the years ended December 31, 2019. The interest expense was credited to accrued legal contingency. A total of $49,467 and $41,638 of accrued interest, and $10,586 of other expenses (excluding legal fees), were outstanding at December 31, 2019 and 2018, respectively, resulting in an aggregate potential loss of $171,593 and $163,764 at December 31, 2019 and 2018, respectively. This case is currently pending.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities. Market Information

Our common stock currently trades on the OTCQB under the symbol “RLLY.” The first reported trade of our common stock occurred on December 30, 2010. The following table sets forth the range of high and low bid quotations for shares of our common stock for the periods indicated as reported by The Nasdaq Stock Market. The quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2019
Quarter ended March 31, 2019	$1.50	$1.15
Quarter ended June 30, 2019	$1.75	$1.24
Quarter ended September 30, 2019	$1.40	$1.13
Quarter ended December 31, 2019	$2.00	$0.79
Fiscal Year Ended December 31, 2018
Quarter ended March 31, 2018	$1.99	$1.03
Quarter ended June 30, 2018	$2.25	$1.10
Quarter ended September 30, 2018	$2.10	$1.39
Quarter ended December 31, 2018	$1.69	$1.13

The last reported trading price of our common stock as reported on the OTCQB on August 30, 2021, the last trading day prior to filing this Annual Report, was $0.12 per share.

Holders

As of August 30, 2021, the number of stockholders of record of our common stock was 89.

Dividends

We have not paid any dividends on our common stock to date, nor do we intend to pay any dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the growth of our business.

Transfer Agent

The transfer agent for our common stock is V-Stock Transfer, 18 Lafayette Pl., Woodmere, NY 11598

Recent Sales of Unregistered Securities

In October 2018, Seenu G. Kasturi earned 10,706 shares of common stock pursuant to the terms of his employment agreement with us. The securities were earned to an accredited investor in a private placement transaction that was exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act directly by us without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person. A description of Mr. Kasturi’s employment agreement is set forth herein under Note 17. Commitments and Contingencies – Employment Agreements and Arrangements in our consolidated financial statements.

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

On August 30, 2018, we acquired the Fat Patty’s restaurant concept. The Fat Patty’s concept is comprised of four restaurants located in West Virginia and Kentucky. Fat Patty’s offers a variety of specialty burgers and sandwiches, wings, appetizers, salads, wraps, and steak and chicken dinners in a family friendly, sports-oriented environment designed to appeal to a mix of families, students, professors, locals, and visitors. A description of the transaction is set forth herein under Item 1. Business – Recent Developments – Acquisition of Fat Patty’s and Note 4. Acquisition of Fat Patty’s in our consolidated financial statements.

On October 11, 2019, we acquired the WingHouse restaurant concept. The WingHouse concept is comprised of 24 restaurants located in Florida. WingHouse offers a variety of menu items highlighted by our traditional and boneless Buffalo style chicken wings spun in our signature sauces and seasonings. Our WingHouse restaurants serve lunch and dinner and provide a full-service bar. They offer a variety of specialty burgers and sandwiches, wings, appetizers, salads, wraps, and steak and chicken dinners in a family friendly, sports-oriented environment designed to appeal to a mix of families, students, professors, locals, and visitors. A description of the transaction is set forth herein under Item 1. Business – Recent Developments – Acquisition of WingHouse and Note 5. Acquisition of WingHouse in our consolidated financial statements

Strategy

Our plan is to grow our company into a diversified restaurant holding company operating a portfolio of premium restaurant brands. We intend to focus on developing brands that offer a variety of high-quality food and beverages in a distinctive, casual, high- energy atmosphere in a diverse set of markets across the United States.

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

The other major component of our growth strategy is the acquisition of controlling and non-controlling financial interests in other restaurant brands offering us product and geographic diversification, like our acquisition of Fat Patty’s and WingHouse. We plan to complete, and are actively seeking, potential mergers, acquisitions, joint ventures and other strategic initiatives through which we can acquire or develop additional restaurant brands. We are seeking brands offering proprietary menu items that emphasize the preparation of food with high quality ingredients, as well as unique recipes and special seasonings to provide appealing, tasty, convenient and attractive food at competitive prices. As we acquire complementary brands, we intend to develop a scalable infrastructure that will help us expand our margins as we execute upon our growth strategy. Benefits of this infrastructure may include centralized support services for all of our brands, including marketing, menu development, human resources, legal, accounting and information systems. Additional benefits may include the ability to cost effectively employ advertising and marketing agencies for all of our brands, and efficiencies associated with being able to utilize a single distribution model for all of our restaurants. Accordingly, this structure should enable us to leverage our scale and share best practices across key functional areas that are common to all of our brands.

Financial Results

We achieved revenue of $29,091,024 for the year ended December 31, 2019, compared to $9,500,537 for the year ended December 31, 2018, primarily due to an increase in sales of food and beverage products by the company-owned restaurants that we acquired through our acquisition of Fat Patty’s and WingHouse. Our total operating expenses increased $20,797,694 to $31,076,875 for the year ended December 31, 2019 from $10,279,181 for the year ended December 31, 2018, primarily due to an increase in restaurant operating costs associated with the operation of the company-owned restaurants that we acquired through our acquisition of Fat Patty’s and WingHouse. Accordingly, we incurred a loss from operations of $1,985,851 and $778,644 during the years ended December 31, 2019 and 2018, respectively. We generated a net loss of $2,644,446, or $0.36 per share of common stock, for the year ended December 31, 2019, compared to a net loss of $282,483, or $0.04 per share of common stock, for the year ended December 31, 2018. We had total assets of $86,081,618 and $14,673,337 at December 31, 2019 and 2018, respectively, and generated cash flow from operations of $330,606 and $478,238 for the years ended December 31, 2019 and 2018, respectively.

We have two reportable segments, which are company-owned restaurants and franchise operations. Information on our reportable segments and a reconciliation of income from operations to net (loss) / income is set forth herein under Note 20. Segment Reporting in our consolidated financial statements.

Outlook

We expect to begin generating net income during the next 12 months as we generate increasing revenue from operations through our new and existing company-owned and franchised restaurants. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our acquisition of Fat Patty’s, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

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

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. As a result of the adoption of ASC 606, we recognized deferred franchise fees in the amount of $196,478 on our consolidated balance sheet as of January 1, 2018 and an increase in our accumulated deficit by the same amount on that date. We recognized a total of $131,244 of deferred franchise fees as income during the year ended December 31, 2018. Accordingly, the carrying value of our deferred franchised fees was $65,234 at December 31, 2018. We incurred an increase in our accumulated deficit by $120,000 for the year ended December 31, 2019, while recognizing a total of $16,718 of deferred franchise fees as income during the year ended December 31, 2019. Accordingly, the carrying value of our deferred franchised fees was $168,516 at December 31, 2019.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to our general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in our consolidated financial statements. Under ASC 606, we record contributions to and expenditures by the fund as revenue and expenses within our consolidated financial statements. We recognized contributions to and expenditures by the fund of $127,584 and $189,362 for the years ended December 31, 2019, December 31, 2018, respectively.

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

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Primary Geographic Markets
Florida	$17,897,046	$5,011,328
Georgia	1,053,739	504,983
Kentucky	2,533,631	856,981
Louisiana	625,227	185,742
North Carolina	1,500
Texas	1,250
West Virginia	6,978,631	2,941,503
Total revenue	$29,091,024	$9,500,537
Sources of Revenue
Restaurant sales	$28,209,181	$8,374,022
Royalties	710,645	787,189
Franchise fees	17,968	131,244
Advertising fund fees	127,584	189,362
Other revenue	25,646	18,720
Total revenue	$29,091,024	$9,500,537

Contract Balances

The following table presents changes in deferred franchise fees as of and for the year ended December 31, 2019:

Total Liabilities
Deferred franchise fees at January 1, 2019	$65,234
Revenue recognized during the period	(16,718)
New deferrals due to cash received	120,000

Deferred franchise fees at December 31, 2019	$168,516

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at December 31, 2019:

Year	Franchise Fees Recognized
2020	$24,000
2021	22,925
2022	21,000
2023	18,637
2024	18,000
Thereafter	63,954
Total	$168,516

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

Acquisition of WingHouse

On October 11, 2019, we acquired all of assets of WingHouse. A description of the transaction is set forth herein under Note 5. Acquisition of WingHouse in our consolidated financial statements.

The acquisition of WingHouse was accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with us considered the acquirer of Fat Patty’s. In accordance with ASC 805, the assets acquired and the liabilities assumed have been measured at fair value based on various preliminary estimates, with the remaining purchase price, if any, recorded as goodwill. For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed as reflected in our consolidated financial statements, the guidance in ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) has been applied, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Pursuant to the provisions of ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges were not included as components of consideration transferred but were accounted for as expenses in the period in which the costs were incurred.

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

The impact of ASC Topic 842 is more specifically described herein under Note 13. Leases.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of ASC Topic 718, Compensation– Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards is fixed at the grant date. The Company adopted ASU 2018-07 on January 1, 2019. The adoption of ASU 2018-07 did not have a significant impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also provides guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted and any adjustments should be reflected as of the beginning of the annual period of adoption. Amendments relevant to the Company should be applied on a prospective basis. The Company is currently assessing the impact of adopting this standard, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

The Company reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations or that no material effect is expected on the Company’s condensed consolidated financial statements as a result of future adoption.

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

Revenue consists primarily of proceeds from the sale of food and beverage products by our company-owned restaurants and concession stands, and royalty payments, franchise fees and ad fund fees that we receive from our franchisees. Revenue increased $19,590,487 to $29,091,024 for the year ended December 31, 2019 from $9,500,537 for the year ended December 31, 2018. The increase of $19,590,487 was due to increase of $19,835,159 for sales of food and beverage products by our company-owned restaurants offset by decreases of $244,672 for franchise and other revenue. The increase in sales of food and beverage products was attributable to the restaurants that we acquired through our acquisition of Fat Patty’s and WingHouse, which contributed $18,082,856 of sales of food and beverages, and an increase of $1,752,303 for sales of food and beverages at our company-owned Dick’s Wings and Tilted Kilt restaurants and concession stands. The decrease in franchise and other revenue was due primarily to decreases of $61,778 for ad fund fees and $113,276 for franchise fees that were recognized beginning January 1, 2018 due to the implementation of ASC 606, and a decrease in royalties of 69,618.

Operating Expenses

Operating expenses consist of restaurant operating costs, professional fees, employee compensation expense, and general and administrative expenses.

Restaurant Operating Costs. Restaurant operating costs consists of cost of sales, labor expenses, occupancy expenses and other operating expenses that we incur in connection with the operation of our Dick’s Wings company-owned restaurants and concession stands and our Fat Patty’s and WingHouse company-owned restaurants. Restaurant operating costs increased $19,079,998 to $27,279,622 for the year ended December 31, 2019 compared to $8,199,624 for the year ended December 31, 2018. Restaurant operating costs consisted of $9,705,951 for cost of sales, $9,579,783 for labor expenses, $1,452,731 for occupancy expenses, and $6,541,157 for other operating expenses for the year ended December 31, 2019. Restaurant operating costs consisted of $3,248,801 for cost of sales, $2,801,867 for labor expenses, $308,295 for occupancy expenses, and $1,840,661 for other operating expenses for the year ended December 31, 2018. The increase of $19,079,998 was due to increases of $11,814,129 associated with the operation of the restaurants that we acquired through our acquisition of WingHouse, an increase of $5,518,935 associated with the operation of the restaurants through our acquisition of Fat Patty’s, $1,813,026 associated with the operation of our Dick’s Wings company- owned restaurants and concession stands, and $529,438 increase associated with Tilted Kilt restaurant.

Professional Fees. Professional fees consist of fees paid to attorneys, independent accountants, investment banks and placement agents, technology consultants and other professionals and consultants. Professional fees decreased $271,408 to $525,065 for the year ended December 31, 2019 from $796,473 for the year ended December 31, 2018. The decrease of $271,408 was due primarily to increases of $17,299 for legal fees, $6,366 for accounting fees, and $17,640 for appraisal fees, offset by decreases of $35,121, for consulting fees, $11,906 for other professional fees, and $265,685 for stock compensation expense associated with the discontinued capital-raising program. We expect our professional fees to decrease during the next 12 months due to the Covid-19 pandemic.

Employee Compensation Expense. Employee compensation expense consists of salaries, hourly wages, bonuses and other cash compensation, equity-based compensation and employee benefits paid or granted to our executive officers and non-restaurant employees, and the related payroll taxes. Employee compensation expense increased $785,245 to $1,349,766 for the year ended December 31, 2019 from $564,521 for the year ended December 31, 2018. The increase of $785,245 was due primarily to that we acquired Fat Patty’s and WingHouse restaurants.

General and Administrative Expenses. General and administrative expenses consist of ad fund expenses, selling commissions and expenses, marketing and advertising expenses, acquisition-related transaction costs, bank service charges, computer and internet expenses, dues and subscriptions, licenses and filing fees, insurance expenses, SEC filing expenses, stock listing expenses, investor relations expenses, shareholder meeting expenses, office supplies, rent expense, repairs and maintenance expenses, telephone expenses, travel expenses, utilities expenses and other miscellaneous general and administrative expenses. General and administrative expenses increased $608,329 to $1,326,893 for the year ended December 31, 2019 from $718,563 for the year ended December 31, 2018. The increase of $608,329 was due primarily to increases of $357,554 for marketing and advertising expenses, $64,454 increase in travel expenses, and $35,614 in rental expenses for the corporate office. We expect general and administrative expenses to continue to increase during the next 12 months as we incur increasing expenses for commissions paid to the owner of our concession stands at TIAA Bank Field, our ad fund, marketing and advertising, investor relations, travel, rent, office supplies, insurance and other miscellaneous items associated with the general growth of our business and operations.

Interest Expense

Interest expense consists of the interest that we record under the master lease agreement that we entered into with Store Capital in August 30, 2018 in connection with the acquisition of Fat Patty’s, our outstanding debt obligations, and our outstanding settlement agreements payable and accrued legal contingencies. In addition, ARC WingHouse issued a promissory note in favor of City National Bank in the amount of $12,250,000 (the “CNB Note”), as a result of the WingHouse acquisition. Interest accrues under the CNB Note at a rate of six percent (6%) per annum. Interest expense increased $785,823 to $1,016,079 for the year ended December 31, 2019 from $230,256. The increase of $785,823 was due primarily for interest that we record under our master lease agreement with Store Capital, and the CNB Note. We expect interest expense to continue to increase during the next 12 months as we continue to record interest under our master lease agreement with Store Capital, and the CNB Note.

Gain on Bargain Purchase

Gain on bargain purchase consists of the gain that we recognized in connection with the acquisition of Fat Patty’s on August 30, 2018. The fair value of the identifiable assets acquired and liabilities assumed of $1,476,952 exceeded the purchase price of Fat Patty’s by $624,952. As a result, we recognized a gain of $624,952 during the year ended December 31, 2018. We did not recognize any gain on bargain purchase during the year ended December 31, 2019. We do not expect to recognize any additional gains on bargain purchases during the next 12 months. A description of the bargain purchase is set forth herein under Note 4. Acquisition of Fat Patty’s in our consolidated financial statements.

Net (Loss) / Income

We generated a net loss of $2,644,446 during the year ended December 31, 2019 and a net loss of $282,483 during the year ended December 31, 2018. The difference of $627,223 was due primarily to increases of $5,008,839 for restaurant operating costs, $388,961 for professional fees, $175,577 for employee compensation expense, $363,613 for general and administrative expenses, $200,276 for interest expense, and decreases of $251,238 for gain on write-off of accounts payable and $150,000 for gain on write-off of stock subscriptions payable. This was partially offset by increases of $5,242,960 for revenue, and $624,952 for gain on bargain purchase. Notwithstanding the foregoing, in the event we complete additional acquisitions of controlling or non-controlling financial interests in other brands through mergers, acquisitions, joint ventures or other strategic initiatives, such as our recently completed acquisition of Fat Patty’s, and WingHouse, our financial results will include and reflect the financial results of the target entities. Accordingly, the completion of any such transactions in the future may have a substantial beneficial or negative impact on our business, financial condition and results of operations.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through cash generated by our operations, private sales of equity securities and the use of short- and long-term debt.

Net cash provided by operating activities was $330,606 during the year ended December 31, 2019 compared to $478,238 during the year ended December 31, 2018. The decrease of $147,632 was due primarily to decreases of $511,786 for accounts payable and accrued liabilities, $2,361,963 for net loss, $132,281 for debt discount amortization, $17,088 for stock-based compensation expense, $175,682 for accounts receivable, $70,947 for deposits, $100,000 for gain from insurance recoveries, $38,532 for gift card liabilities, and 28,727 for ad fund receivable. This was partially offset by increases of $624,952 for gain on bargain purchase, $359,023 for depreciation expense, $538,663 for other receivables, $183,968 for inventory, $404,945 for prepaid expenses, $35,735 for other assets, and $907,562 for amortization.

Net cash used by investing activities was $11,911,566 during the year ended December 31, 2019 compared to net cash used by investing activities of $460,125 during the year ended December 31, 2018. The increase of $11,451,441 for net cash used by investing activities was due primarily to the acquisition of WingHouse of $11,000,000, $39,044 for repayments of notes receivable, increases of $663,739 for purchases of fixed assets, offset by $144,326 of contingent consideration, and $100,000 for insurance recoveries.

Net cash provided by financing activities was $14,605,798 during the year ended December 31, 2019 compared to net cash provided by financing activities of $181,769 during the year ended December 31, 2018. The difference of $14,424,029 was due to an increase of $12,807,098 for proceeds from notes payable issued for the WingHouse acquisition, $1,828,104 for proceeds from notes payable issued to related parties, $114,090 for payments on capital lease obligation, partially offset by a decrease of $149,499 for payments on operating lease liability, and $175,764 for payments on financing lease liability.

Our primary sources of capital since January 1, 2017 are set forth below.

During the year ended December 31, 2017, we borrowed $61,721 under our credit facility with Blue Victory and repaid $77,824 to Blue Victory under the credit facility. There was no principal outstanding under the credit facility at December 31, 2017. We did not borrow any funds under the credit facility during the year ended December 31, 2018. Accordingly, there was no principal outstanding under the credit facility at December 31, 2018 or December 31, 2019. A summary of the terms of our credit facility with Blue Victory is set forth herein under Note 12. Debt Obligations in our consolidated financial statements.

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

On August 30, 2018, we entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which we borrowed $622,929 to help finance the acquisition of Fat Patty’s, all of which was outstanding at December 31, 2018. A description of the note is set forth herein under Note 4. Acquisition of Fat Patty’s in our consolidated financial statements.

On October 11, 2019, ARC WingHouse entered into a Loan Agreement (the “Loan Agreement”) with City National Bank of Florida (“City National Bank”) pursuant to which the Company borrowed $12,250,000 (the “Loan”) to help fund the acquisition of the WingHouse Concept. A description of the loan agreement is set forth herein under Note 5. Acquisition of WingHouse in our consolidated financial statements.

To date, our capital needs have been met through cash generated by our operations, sales of our equity securities and the use of short- and long-term debt to fund our operations, including our credit facility with Blue Victory. We have used these sources of capital to pay virtually all of the costs and expenses that we have incurred to date. These costs and expenses have been comprised primarily of the restaurant operating costs, professional fees, employee compensation expenses, and general and administrative expenses discussed above. We intend to continue to rely upon each of these sources to fund our operations and expansion efforts.

We can provide no assurance that these sources of capital will be adequate to fund our operations during the next 12 months. If these sources of capital are not adequate, we will need to obtain additional capital through alternative sources of financing. We may attempt to obtain additional capital through the sale of equity securities or the issuance of short- and long-term debt. If we raise additional funds by issuing shares of our common stock, our stockholders will experience dilution. If we raise additional funds by issuing securities exercisable or convertible into shares of our common stock, our stockholders will experience dilution in the event the securities are exercised or converted, as the case may be, into shares of our common stock. Debt financing may involve agreements containing covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing equity securities, making capital expenditures for certain purposes or above a certain amount, or declaring dividends. In addition, any equity securities or debt that we issue may have rights, preferences and privileges senior to those of the shares of common stock held by our stockholders.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements at and for each of the years ended December 31, 2019 and 2018, respectively, begin on page F-1 of this report located immediately after the signature page hereto.

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

As of December 31, 2019, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management used the framework set forth in the report entitled Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2019 due to the existence of material weaknesses in our internal controls.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management, in consultation with our independent registered public accounting firm, concluded that the following material weaknesses existed in the following areas as of December 31, 2019:

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

Notwithstanding the existence of these material weaknesses in our internal controls, we believe that our consolidated financial statements fairly present, in all material respects, our balance sheets at December 31, 2019 and 2018 and our statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2019 and 2018 in conformity with GAAP.

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

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

The following chart sets forth certain information about each of our directors and executive officers as of December 31, 2019.

Name	Age	Positions Held
Seenu G. Kasturi	50	Chief Executive Officer and Chairman of the Board
Richard Akam	62	Chief Operating Officer
Joseph Dominiak	54	President
Alex Andre	45	Chief Financial Officer[1]
Fred D. Alexander	73	Director
Ketan B. Pandya	52	Director

1 Alex Andre resigned as the Company’s Chief Financial Officer on July 29, 2021.

As of the date of the filing of this Annual Report, the following officers and directors are appointed:

Name	Age	Positions Held
Seenu G. Kasturi	50	Chief Executive Officer and Chairman of the Board
Joseph Dominiak	54	Chief Operating Officer and President
Yannick Bastien	48	Chief Financial Officer
Fred D. Alexander	73	Director
Ketan B. Pandya	52	Director

Board of Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications or skills in the following areas are most important: (i) organizational leadership and vision; (ii) strategic, financial and operational planning; (iii) restaurant and franchising industry experience; (iv) corporate restructuring and performance enhancement; (v) corporate finance; and (vi) experience as a board member of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that our current board members possess the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for these board members below. The principal occupation and business experience, for the past five years of our current directors are as follows:

Seenu G. Kasturi has served as our Chief Executive Officer since January 2, 2019 and has served as our Chairman of our board of directors since January 2017. He served as our President from January 2017 to January 2, 2019. He has served as the Vice President and Controller of TKO since June 2018 and as the President and Chief Executive Officer of Blue Victory Holdings, Inc., an asset development firm focused primarily on the ownership and management of branded restaurants, since October 2009. He has also served as the President, Treasurer and Secretary of DWG Acquisitions, LLC, a Louisiana limited liability company that owns and operates restaurants, since February 2013. From June 2005 to October 2009, Mr. Kasturi served as the President of K&L Investment Realty, an owner and manager of restaurants and real estate properties. Prior to that, he served as a certified financial planner, a registered broker and an investment advisor. Mr. Kasturi earned a Bachelor of Arts degree from Andhra University in Visakhapatnam, India.

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

We believe Mr. Pandya is qualified to serve as a director due to his strong leadership, business acumen and analytical skills, and the more than 20 years of experience he acquired in senior sales and marketing positions at several multinational corporations.

Executive Officers

Seenu G. Kasturi has served as our Chief Executive Officer since January 2, 2019 and has served as Chairman of our board of directors since January 2017. His background is set forth herein under Item 10. Directors, Executive Officers and Corporate Governance – Board of Directors.

Alex Andre served as the Company’s Chief Financial Officer from July 15, 2019 to July 29, 2021, when his resignations as the Company’s Chief Financial Officer became effective.

Yannick Bastien is our Chief Administrative Officer and the Chief Financial Officer of the Company. Mr. Bastien has served as the Company’s Chief Administrative Officer since April 2020 and served as the Company’s Director of Accounting from September 2015 to April 2020. Prior to joining the Company, he served as the Chief Financial Officer of Global Offshore Resources, LLC, a company specializing in providing manpower resources to the oil and energy industry, from August 2011 to August 2015. From August 2007 to August 2011, Mr. Bastien served as the Chief Financial Officer of Blue Victory Holdings, Inc., an asset development firm focused primarily on the ownership and management of branded restaurants. Prior to that, he was a Series 7 and 63 FINRA-licensed financial advisor at American Express Financial Advisors, a financial services company, where he specialized on the retail side of public markets and focused on analyzing financial results and identifying investment opportunities, from 1997 to 2006. Mr. Bastien earned a Bachelor of Science in Business Administration from Purdue University Global.

We believe Mr. Bastien is qualified to serve as Chief Financial Officer due to his experience in preparing the Company’s public reports for the previous five years, his previously held FINRA licenses and accompanying experience, and his business degree.

Richard Akam served as our Chief Operating Officer since January 2013 and served as our Secretary since July 2013. Mr. Akam served as our Chief Executive Officer from July 2013 to January 2, 2019 and served as our Chief Financial Officer from July 2013 to August 2013. He has also served as the President of TKFO since June 2018. Prior to joining us, Mr. Akam served as the Chief Operating Officer of Ker’s WingHouse from September 2012 to January 2013. From May 2011 to July 2012, he served as the Chief Operating Officer of Twin Peaks Restaurants. Mr. Akam served as the Chief Operating Officer of First Watch Restaurants from February 2005 to December 2008 and as the Chief Operating Officer of Raving Brands from October 2003 to February 2005. Prior to that, he served in various roles with Hooters of America for approximately 20 years, including serving as its President and Chief Executive Officer from 1995 to 2003. Mr. Akam is also the founding member of Akam & Associates, LLC, a restaurant consulting firm that has provided consulting services to the restaurant industry since 2009. Mr. Akam earned a Bachelor of Arts degree from the University of Louisville. Mr. AKAM’s employment with the Company was terminated by the Company on March 20, 2020.

Joe Dominiak is our Chief Operating Officer since November 2019. Mr. Dominiak previously served as Chief Operating Officer for Buffalo Wings and Rings, a club-level sports restaurant franchise with 57 restaurants located in the U.S. and 26 restaurants located internationally, where he had P&L accountabilities of $350M and was responsible for franchise and company operations, franchisee selection and development, purchasing, real estate and construction, human resources, and marketing. During his tenure there, he worked to reverse negative same store sales trends, closed underperforming units and opened new locations. Prior to that, starting in 2011, Mr. Dominiak served as the Executive Vice President of Operations and Managing Partner for Skyline Chili, a restaurant franchise specializing in chili with more than 180 restaurants in 4 states. During his career, Mr. Dominiak has also served as Chief Operating Officer for Camp Bow Wow Corporation, a national dog-boarding company, and Vice President of Operations and Chief Operating Officer for Miracle Restaurant Group, a national franchisee of Arby’s and Dunkin’ Donuts restaurants and held senior roles at Yum Brands/Taco Bell. He also currently serves as the Chairman of the Board of Trustees for Children’s Home of Cincinnati and as a member of the Board of Directors for the Boys and Girls Club of Westchester. He previously served as a Captain in the United States Air Force. We believe Mr. Dominiak is qualified to serve as Chief Financial Officer due to his extensive background in the restaurant industry which is perfectly aligned with our mission at ARC to acquire undervalued and underperforming restaurant chains and franchises and improve their operations and profitability to create shareholder value.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has not created a separately designated standing audit committee or a committee performing similar functions. Accordingly, our full board of directors acts as our audit committee. Seenu G. Kasturi serves as our “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. However, Mr. Kasturi is not an “independent director” for the reasons more fully described herein under Item 13. Certain Relationships and Related Transactions, and Director Independence – Director Independence.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely manner during our fiscal year ended December 31, 2019, except that: (i) Seenu G. Kasturi, who serves as our Chief Executive Officer, and Chairman of our board of directors, failed to file a Form 4 in a timely manner for transactions that occurred on January 1st, May 22nd, May 25th, June 7th, June 12th, June 13th, July 1st, August 30th, October 1st, and November 27th.

Item 11. Executive Compensation. Summary

Compensation Table

The following table provides certain summary information concerning compensation earned by the executive officers named below during the fiscal year ended December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		All Other Compensation (2)	Total ($)
Seenu G. Kasturi (3)	2019	350,000	-0-	390,000	(4)	-0-	740,000
Joseph Dominiak	2019	200,000	-0-	100,000	(5)	7,200	307,200
Richard W. Akam (6)	2019	160,000	-0-	-0-		-0-	160,000
Alex Andre	2019	175,000	-0-	225,000	(6)	-0-	400,000

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

(2) Consists of a car allowance of $6,000 and a cell phone allowance of $1,200.

(3) Mr. Kasturi was appointed our Chief Executive Officer on January 2, 2019. He has served as our Chief Financial Officer since January 18, 2017. He served as our President from January 18, 2017 to January 2, 2019.

(4) Consists of 390,000 shares recognized in connection with execution of the employment agreement dated January 2, 2019, a third vesting March 31, 2019, March 31, 2020 and March 31, 2021, respectively.

(5) Consists of 100,000 shares recognized in connection execution of the employment agreement dated November 12, 2019, with the following vesting schedule: 33,333 shares on both November 12, 2020 and November 12, 2021, and 33,334 shares vesting on November 12, 2022.

(6) Consists of 225,000 shares recognized in connection with execution of the employment agreement dated April 30, 2019, a third vesting on March 31, 2019, March 31, 2020, and March 31, 2021, respectively. Mr. Andre’s employment was terminated in March, 2020.

Employment Agreements and Arrangements

Seenu G. Kasturi

On January 18, 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of its board of directors. In connection therewith, on January 18, 2017, the Company entered into an employment agreement with Mr. Kasturi to serve as the President and Chief Financial Officer of the Company. The employment agreement was for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the employment agreement, Mr. Kasturi was paid annual compensation in the amount of $80,000 per year, consisting of: (i) an initial annual base salary of $26,000, and (ii) equity awards equal in value to $54,000 per year. Mr. Kasturi was eligible to receive increases in salary on January 1st of each subsequent year in the discretion of the Company’s board of directors. He was also eligible to receive annual bonuses in the discretion of the Company’s board of directors beginning with the Company’s fiscal year ended December 31, 2017. The employment agreement contains customary confidentiality, non-competition and non- solicitation provisions in favor of the Company.

On January 2, 2019, the Company appointed Seenu G. Kasturi as its Chief Executive Officer. As a result of the appointment, Mr. Kasturi then served as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of its board of directors. In connection therewith, on January 2, 2019, Mr. Kasturi resigned as the Company’s President.

On January 2, 2019, the Company entered into an amended and restated employment agreement with Mr. Kasturi to serve as the Chief Executive Officer and Chief Financial Officer of the Company. The agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the agreement, Mr. Kasturi will be paid an initial annual base salary in the amount of $350,000. Mr. Kasturi will be eligible to receive increases in salary on January 1st of each subsequent year in the discretion of the Company’s board of directors. He will also be eligible to receive annual bonuses in the discretion of the Company’s board of directors beginning with the Company’s fiscal year ended December 31, 2019. The employment agreement contains customary confidentiality, non- competition and non-solicitation provisions in favor of the Company.

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

Alex Andre

On April 8, 2019, the Company entered into a restricted stock award agreement with Mr. Andre pursuant to which the Company granted 225,000 shares of the Company’s common stock, $0.01 par value per share, to Mr. Andre. The shares vest in accordance with the following schedule: (i) 75,000 shares on April 30, 2020; (ii) 75,000 shares on April 30, 2021; and (iii) 75,000 shares on April 30, 2022. In the event the Company terminates the employment of Mr. Andre without “cause”, as such term is defined in Section 4(c) of the Employment Agreement, his restricted stock award will vest in full immediately. In the event Mr. Andre’s employment with the Company terminates by reason of death or “disability”, as such term is defined in Section 4(b) of the Employment Agreement, or if the Company terminates Mr. Andre’s employment for “cause”, as such term is defined in Section 4(c) of the Employment Agreement, or if Mr. Andre terminates his own employment with the Company, then any shares that have not yet vested shall be forfeited to the Company. In the event of certain “changes in control” as such term is defined in the Company’s 2014 Stock Incentive Plan adopted by the Company’s board of directors on June 16, 2014, all restrictions and conditions on any of the shares then outstanding shall automatically be deemed terminated or satisfied in full, as applicable, immediately prior to the consummation of the change in control event.

On July 29, 2021, Alex Andre resigned. During his employment period with the Company, two-thirds of the shares vested with Mr. Andre pursuant to the terms of the restricted stock award agreement. Upon learning of Mr. Andre’s decision to resign as the Chief Financial Officer of the Company, the Company’s board of directors determined that it would be appropriate to accelerate the vesting schedule with respect to the remaining one-third of the shares granted given Mr. Andre’s faithful service to the Company. On June 2, 2021, Mr. Bastien purchased Mr. Andre’s 225,000 shares of the Company’s common stock, $0.01 par value per share, for $54,000.

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

Notwithstanding the above, and in connection therewith, Mr. Akam agreed that the number of shares that may be earned by him under his employment agreement in connection with any particular grant would be equal to the lesser of: (i) 71,429 shares of common stock, or (ii) the number of shares of common stock calculated by dividing $50,000 by the closing price of the Company’s common stock on the day immediately preceding the date the Company’s obligation to issue the shares to him fully accrues. Mr. Akam also agreed that in the event the Company was unable to fulfill its obligation to issue all of the shares earned by him with respect to any particular grant because it did not have enough shares of common stock authorized and available for issuance,(i) Mr. Akam would not require the Company to issue more shares of common stock than are then authorized and available for issuance by the Company, and (i) the Company would be permitted to settle any liability to Mr. Akam created as a result thereof in cash.

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

Richard Akam’s employment was terminated in March 2020.

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

On April 8, 2019, the Company entered into a restricted stock award agreement with Mr. Andre pursuant to which the Company granted 225,000 shares of the Company’s common stock, $0.01 par value per share, to Mr. Andre. The shares vest in accordance with the following schedule: (i) 75,000 shares on April 30, 2020; (ii) 75,000 shares on April 30, 2021; and (iii) 75,000 shares on April 30, 2022. In the event the Company terminates the employment of Mr. Andre without “cause”, as such term is defined in Section 4(c) of the Employment Agreement, his restricted stock award will vest in full immediately. In the event Mr. Andre’s employment with the Company terminates by reason of death or “disability”, as such term is defined in Section 4(b) of the Employment Agreement, or if the Company terminates Mr. Andre’s employment for “cause”, as such term is defined in Section 4(c) of the Employment Agreement, or if Mr. Andre terminates his own employment with the Company, then any shares that have not yet vested shall be forfeited to the Company. In the event of certain “changes in control” as such term is defined in the Company’s 2014 Stock Incentive Plan adopted by the Company’s board of directors on June 16, 2014, all restrictions and conditions on any of the shares then outstanding shall automatically be deemed terminated or satisfied in full, as applicable, immediately prior to the consummation of the change in control event.

Alex Andre resigned from the Company, effective July 29, 2021.

Joseph Dominiak

On November 12, 2019, the “Company appointed Joseph Dominiak as its Chief Operating Officer. In connection therewith, on November 12, 2019, Richard W. Akam resigned as the Company’s Chief Operating Officer.

On November 6, 2019, the Company entered into an employment agreement with Mr. Dominiak to serve as the Chief Operating Officer of the Company. The employment agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the agreement, Mr. Dominiak will be paid an initial annual base salary in the amount of $200,000. Beginning January 1, 2021, he will be eligible to receive increases in salary in the discretion of the Company’s board of directors. Mr. Dominiak will be eligible to receive annual bonuses on each anniversary of the Effective Date of up to 20% of his then current base salary in the discretion of the Company’s board of directors. The employment agreement contains customary confidentiality, non-competition and non- solicitation provisions in favor of the Company.

On November 12, 2019, pursuant to the terms of the employment agreement, the Company entered into a restricted stock award agreement with Mr. Dominiak under which the Company granted 100,000 shares of the Company’s common stock, $0.01 par value per share, to Mr. Dominiak. The shares vest in accordance with the following schedule: (i) 33,333 shares on November 12, 2020; (ii) 33,333 shares on November 12, 2021; and (iii) 33,334 shares on November 12, 2022. In the event the Company terminates the employment of Mr. Dominiak without “cause”, as such term is defined in Section 4(c) of the employment agreement, then all shares that would have vested within the following 12 months had the Executive continued to be employed by the Company during such period shall immediately vest in full. In the event Mr. Dominiak’s employment with the Company terminates by reason of death or “disability”, as such term is defined in Section 4(b) of the employment agreement, or if the Company terminates Mr. Dominiak’s employment for “cause”, as such term is defined in Section 4(c) of the employment agreement, or if Mr. Dominiak terminates his own employment with the Company, then any shares that have not yet vested shall be forfeited to the Company. In the event of certain “changes in control” as such term is defined in the Company’s 2014 Stock Incentive Plan adopted by the Company’s board of directors on June 16, 2014, all restrictions and conditions on any of the shares then outstanding shall automatically be deemed terminated or satisfied in full, as applicable, immediately prior to the consummation of the change in control event.

Yannick Bastien

On April 27, 2020, the Company entered into an employment agreement with Mr. Bastien to serve as the Chief Administrative Officer of the Company (the “Employment Agreement”). The Employment Agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the Employment Agreement, Mr. Bastien will be paid an initial annual base salary in the amount of $150,000. Since January 1, 2021, Mr. Bastien has been eligible to receive increases in salary in the discretion of the Company’s board of directors. Mr. Bastien’s salary cannot be reduced after any increase is made in accordance with the terms of the Employment Agreement. Mr. Bastien is eligible to receive annual bonuses on April 1st of each year of up to an amount equal to 10% of his then-current base salary in the discretion of the Company’s board of directors. The Employment Agreement contains customary confidentiality, non-competition, non-solicitation and non-disparagement provisions in favor of the Company. The terms of the Employment Agreement shall continue to be effective with respect to Mr. Bastien’s appointment as the Chief Financial Officer of the Company.

On April 27, 2020, in conjunction with the Employment Agreement, the Company entered into a restricted stock award agreement with Mr. Bastien pursuant to which the Company granted 150,000 shares of the Company’s common stock, $0.01 par value per share, to Mr. Bastien. The shares vest in accordance with the following schedule: (i) 50,000 shares on April 27, 2021; (ii) 50,000 shares on April 27, 2022; and (iii) 50,000 shares on April 27, 2023. In the event the Company terminates the employment of Mr. Bastien without “cause,” as such term is defined in Section 4(c) of the Employment Agreement, his restricted stock award will vest in full immediately. In the event Mr. Bastien’s employment with the Company terminates by reason of death or “disability,” as such term is defined in Section 4(b) of the Employment Agreement, or if the Company terminates Mr. Bastien’s employment for “cause,” as such term is defined in Section 4(c) of the Employment Agreement, or if Mr. Bastien terminates his own employment with the Company, then any shares that have not yet vested shall be forfeited to the Company. In the event of certain “changes in control,” as such term is defined in the Company’s 2014 Stock Incentive Plan adopted by the Company’s board of directors on June 16, 2014, all restrictions and conditions on any of the shares then outstanding shall automatically be deemed terminated or satisfied in full, as applicable, immediately prior to the consummation of the change in control event.

Director Compensation

We do not provide any compensation to our employee directors and have not adopted a standard compensation package for non-employee directors serving as members of our board of directors. We appointed Seenu G. Kasturi as our President, Chief Financial Officer and Chairman of our board of directors in January 2017. Mr. Kasturi currently serves as our Chief Executive Officer and Chief Financial Officer and Chairman of our Board of Directors. We appointed Fred D. Alexander and Ketan B. Pandya as non-employee members of our board of directors in November 2012 and August 2013, respectively. We intend to add additional non-employee directors to our board of directors in the future. We may in the future provide our non-employee directors with remuneration that may consist of one or more of the following: (i) an annual retainer, (ii) a fee paid for each board meeting attended, (iii) an annual grant of equity compensation, and (iv) reimbursement for reasonable travel expenses incurred to attend meetings of our board of directors. We may provide additional remuneration to board members participating on committees of our board of directors in the event we create committees of our board of directors in the future.

Outstanding Equity Awards at Fiscal Year End

We did not have any unvested stock, stock options or equity incentive plan awards outstanding as of the end of our fiscal year ended December 31, 2019 with respect to any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table and the notes thereto set forth, as of August 30, 2021, certain information with respect to the beneficial ownership of: (i) each of our named executive officers, (ii) each of our directors, (iii) each of our named executive officers and directors as a group, and (iv) each person or group that is known to us to be the beneficial owner of more than five percent of our common stock. This table is based upon information supplied by our officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Where information regarding stockholders is based on Schedules 13D and 13G, the number of shares owned is as of the date for which information was provided in such schedules.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of August 30, 2021, upon the exercise or conversion of any options, warrants or other convertible securities. Unless otherwise indicated and subject to community property laws where applicable, we believe that each person or entity named below has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of 1409 Kingsley Ave., Ste. 2, Orange Park, Florida 32073.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
Seenu G. Kasturi	1,416,218	(2)	19.14%
Yannick Bastien	475,000		6.41%
Joseph Dominiak	100,000		1.35%
Ketan B. Pandya	135,700		1.83%
All officers and directors as a group (4 persons)	2,126,918		28.74%
All other Beneficial Owners
Kasturi Children’s Trust(3)	561,777		7.59%
Cede & Co	1,751,973		23.67%
All beneficial owners as a group (6 persons)	4,440,668		60.01%
* Less than one percent.

(1) This table has been prepared based on 7,622,777 shares of our common stock outstanding on August 30, 2021.

(2) Includes on an as-converted basis: (i) 458,037 shares of common stock underlying the Fat Patty’s Note, (ii) 449,581 shares of common stock underlying the Series A convertible preferred stock held by Mr. Kasturi, and (iii) 508,600 shares of common stock underlying a restricted stock award.

(3) The Kasturi Children’s Trust has an address of 3909 I Ambassador Caffery Pkwy, Lafayette, LA 70503.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2019 regarding shares of our common stock that are authorized for issuance under equity compensation plans that have been approved by our stockholders and plans that have not been approved by our stockholders. None of our securities were outstanding at December 31, 2019 under plans that have been approved by our stockholders.

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

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, we adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity- based or equity-related awards. As of December 31, 2018, 142,858 shares of common stock remained available for issuance under the plan. The plan terminates in August 2021. On August 18, 2011, we filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group 2014 Stock Incentive Plan

In June 2014, we adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to our employees, officers, directors, consultants and advisors under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 31, 2019, all 1,000,000 shares of common stock remained available for issuance under the plan. The plan terminates in June 2024.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence. Certain Relationships and Related Transactions

Except as otherwise set forth below, all of the following transactions are with Seenu G. Kasturi or an entity affiliated with Mr. Kasturi. On January 18, 2017, Mr. Kasturi was appointed as our President, Chief Financial Officer and Chairman of our Board of Directors. On January 2, 2019, Mr. Kasturi resigned as our President and was appointed as our Chief Executive Officer. Mr. Kasturi currently serves as our Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors. Mr. Kasturi is the beneficial owner of 33.6% of our common stock and 100% of our Series A convertible preferred stock, collectively representing 89.4% of the voting power of our capital stock.

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

Acquisition of Fat Patty’s

On August 30, 2018, we acquired all of the assets associated with Fat Patty’s for a purchase price of $12,352,000. In connection therewith, we issued a secured convertible promissory note to Seenu G. Kasturi pursuant to which we borrowed $622,929 to help finance this acquisition. A description of the promissory note is set forth herein under Item 1. Business – Recent Developments– Acquisition of Fat Patty’s.

Acquisition of WingHouse

On October 11, 2019, we acquired all of the assets associated with WingHouse for a purchase price of $18,000,000. In connection therewith, Seenu Kasturi executed a guaranty in favor of Soaring Wings guaranteeing all of the Purchasers’ obligations under the Asset Purchase Agreement, the Put Agreement and the SW Note. A description of the guarantee is set forth herein under Item 1. Business – Recent Developments – Acquisition of WingHouse.

Financing Transactions

Blue Victory Line of Credit

In September 2013, we entered into a loan agreement with Blue Victory pursuant to which Blue Victory agreed to extend a revolving line of credit facility to us for up to $1,000,000. In March 2017, we entered into an amendment to the loan agreement with Blue Victory to reduce the maximum amount of funds available under the credit facility from $1,000,000 to $50,000. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. The outstanding principal balance of the credit facility and any accrued and unpaid interest thereon are payable in full on the termination date. All loan requests are subject to approval by Blue Victory. Loans may be prepaid by us without penalty and borrowed again at any time prior to the termination date. Blue Victory has the right to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of common stock at a conversion rate equal to: (i) the closing price of the common stock on the date immediately preceding the conversion date if the common stock is then listed on the OTCQB or a national securities exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if the common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of the common stock as determined by us and Blue Victory. We did not borrow any funds under the credit facility during the years ended December 31, 2019 and 2018, and there was no principal outstanding under the credit facility at December 31, 2019 and 2018.

Blue Victory Loan

We borrowed $372,049 from Blue Victory and repaid $341,546 to Blue Victory under a separate loan that we entered into with Blue Victory during the year ended December 31, 2017. The loan accrues interest at a rate of 6% per annum and is payable on demand. Accordingly, the amount of principal outstanding under the loan was $30,503 at December 31, 2017. We borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333 at December 31, 2018. We borrowed $2,616,870 and repaid $1,742,907 under the loan during the year ended December 31, 2019. Accordingly, the amount of the principal outstanding under the loan was $1,110,296 at December 31, 2019. We recognized $23,744 of interest expense under the loan during years ended December 31, 2019.

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

On December 20, 2016, Seediv entered into a new triple net lease with Raceland QSR for the Youngerman Circle Restaurant. The lease provides for 13 base rent payments per year equal to the greater of: (i) $10,000 per rent period, or (ii) 7.5% of the Youngerman Circle Restaurant’s net sales for the applicable rent period. Commencing on the fifth (5th) anniversary and continuing every five years thereafter, the base rent will be equal to the sum of: (i) the average base rent previously in effect for the preceding five- year period, and (ii) the product of such previous average base rent multiplied by 7.5%. The lease has an initial term of 20 years and provides us with an option to extend the lease for two additional five-year periods. We agreed to guarantee the payment and performance of all of Seediv’s obligations under the lease.

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

Franchise Agreements

Set forth below is a description of each of the franchise agreements to which we have been a party to with DWG Acquisitions during the past two years:

●	In October 2013, DWG Acquisitions became the franchisee of the Nocatee Restaurant. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. We did not require DWG Acquisitions to pay a franchise fee to us under the franchise agreement. The Nocatee Restaurant was acquired by Seediv on December 1, 2016 and then by us when we acquired Seediv on December 19, 2016.

●	In May 2014, DWG Acquisitions became the franchisee of the Youngerman Circle Restaurant. In connection therewith, DWG Acquisitions entered into a franchise agreement with us. We did not require DWG Acquisitions to pay a franchise fee to us under the franchise agreement. The Youngerman Circle Restaurant was acquired by Seediv on December 1, 2016 and then by us when we acquired Seediv on December 19, 2016.

●	In December 2014, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Valdosta, Georgia and entered into a franchise agreement with us. The restaurant closed and the franchise agreement was terminated in October 2018, whereupon we became the owner of the restaurant and moved it to a new location in Valdosta, Georgia.

●	In March 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Tifton, Georgia and entered into a franchise agreement with us. The restaurant closed and the franchise agreement was terminated in January 2017.

●	In June 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Fleming Island, Florida and entered into a franchise agreement with us. DWG Acquisitions sold the restaurant to an unrelated third party in January 2017, on which date the third party became the franchisee and we terminated the franchise agreement with DWG Acquisitions.

●	In September 2015, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Panama City Beach, Florida and entered into a franchise agreement with us. This restaurant closed and the franchisee agreement was terminated in October 2018, whereupon we became the owner of the restaurant. On December 24, 2019 we permanently closed this location.

●	In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Pensacola, Florida and entered into a franchise agreement with us. The restaurant closed and the franchise agreement was terminated in May 2018.

●	In March 2016, DWG Acquisitions became the franchisee of the Dick’s Wings restaurant located in Kingsland, Georgia and entered into a franchise agreement with us. In December 2018, DWG Acquisitions transferred this agreement to an unrelated third party who became the franchisee under the agreement. This location was closed on December 16, 2019.

Tilted Kilt

In September 2018, we became a franchisee of a Tilted Kilt restaurant located in Gonzales, Louisiana. Richard W. Akam, who was at the time serving as our Chief Operating Officer and Secretary, has served as President of TKFO since June 2018, and Ketan Pandya, who serves as a member of our board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018. We paid ad fund fees of $2,416 to Tilted Kilt during the year ended December 31, 2018, and nothing for the year ended December 31, 2019. We are not required to pay any royalties or franchise fees to Tilted Kilt under our franchise agreement with Tilted Kilt.

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

In November 2017, the Company entered into a new five-year sponsorship agreement with the Jacksonville Jaguars. Under the terms of the sponsorship agreement, during each pre-season and regular season football game played by the Jacksonville Jaguars and at certain other events held at the football-based stadium in Jacksonville, Florida currently named “Everbank Field”: (i) the Company had the right to display its branding on one fixed concession stand in the Bud Light Party Zone at Everbank Field and a second concession stand located on the concourse at Everbank Field, (ii) the Company had the right to have its food products sold or otherwise distributed from the stands and/or certain general concession areas at Everbank Field, and (iii) the Company had the right to receive a variety of stadium signage at Everbank Field, radio broadcasting on the Jacksonville Jaguars’ radio programming, and digital advertising on the Jacksonville Jaguars’ website and certain of its social media sites.

The term of the sponsorship agreement commenced on April 1, 2018 and expired on the later of: (i) the conclusion of the 2022/23 NFL season, and (ii) February 28, 2023. The Company was required to pay the Jacksonville Jaguars annual fees in the amount of $200,000 during the first year of the agreement increasing to $216,490 during the last year of the agreement. In addition, the Company was required to provide the Jacksonville Jaguars with food, beverages and serving products equal in value to $35,000 during the first year of the agreement increasing to $37,890 during the last year of the agreement. In the event the Jacksonville Jaguars played in any post-season playoff games, the Company had to pay the Jacksonville Jaguars an additional amount per playoff game equal to a pro-rated portion of the annual fee applicable during the then-current year of the agreement.

On July 9, 2019, the Company entered into a First Amendment to Sponsorship Agreement with the Jacksonville Jaguars. The amendment amended the terms of the Sponsorship Agreement. Under the terms of the amendment, during each preseason and regular season football game played by the National Football League’s Jacksonville Jaguars and at certain other events held at the football- based stadium in Jacksonville, Florida currently named “TIAA Bank Field”: (i) the Company had the right to display its branding on two fixed concession stands in the stadium located in the Bud Light Party Zone at Everbank Field, five fixed concession stands on the stadium concourse, and two fixed concession stands on the upper club level of the stadium, and up to four portable concession stands on the north end zone deck, (ii) the Company had the right to have its food products sold or otherwise distributed from the stands and/or certain general concession areas at TIAA Bank Field, (iii) the Company had the right to receive a variety of advertising and stadium signage at TIAA Bank Field, radio broadcasting on the Jacksonville Jaguars’ radio programming, and digital advertising on the Jacksonville Jaguars’ website and certain of its social media sites, and (iv) the Company would be identified as the “Official Watch Party Restaurant / Bar for Jaguars away games, including social media spots, radio spots and banner ads.

Following the execution of the First Amendment to Sponsorship Agreement, the Sponsorship Agreement was further amended on August 18, 2020, and then again on May 7, 2021. According to the Second Amendment to the Sponsorship Agreement, in addition to the annual fees, the Company would provide the Jacksonville Jaguars with food, beverage and serving products from its restaurants with values equaling: $35,000 for the first contract year 2018/19); $35,700 for the second contract year (2019/20); and $6,875 for the third contract year (2020/21).to the Third Amendment to the Sponsorship Agreement, the term of the agreement, shall be deemed to have commenced on April 1, 2018 and shall expire upon the later of the conclusion of the 2022/23 NFL season; or the last day of February 2023. Pursuant to the Third Amendment to the Sponsorship Agreement, the Company shall have to pay the Jacksonville Jaguars $200,000 for the first contract year (2018/19); $500,000 for the second contract year (2019/20); $150,000 for the third contract year (2020/21); $100,000 for the fourth contract year (2021/22) and $105,000 for the fifth contract year (2022/23). In the Third Amendment to the Sponsorship Agreement, the Jacksonville Jaguars acknowledge that payments for the first, second and third contract year have been paid in full. The annual fees for the fourth and fifth contract year shall be paid in four equal installment each due on or prior to July 1, August 1, September 1 and October 1 of the applicable contract year.

The Third Amendment to the Sponsorship Agreement also modified the benefits that the Company would be entitled to receive under the Sponsorship Agreement. These included stadium signage, consisting of: (i) ribbon LED signage, during each quarter of a home game, the Company would receive 30 seconds of real time of a display of any of its trademarks on one of the ribbon LED board in the stadium; (ii) corner board LED signage, during each quarter of a home game, the Company would receive 30 seconds to display an advertisement of its business on the LED video boards located in two corners of the stadium; (iii) concourse signage, the display of a Company trademark on four advertising panels in the stadium, during each jaguar’s home game. The benefits also include digital benefits consisting of: (i) Jaguars Gameday Radio Spots, one 30 second spot rotating across the initial broadcast Club Gameday radio programming, for a total of 20 spots each NFL season during the term; and (ii) second screen experience, one minute display of a Company mark per quarter of each team game, within the Jaguar’s second screen experience. The Company shall also receive a one-page display of a Company trademark in the Jacksonville’s teal deal booklet.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services and other services performed by Eide Bailly LLP for the audit of our consolidated financial statements for our fiscal year ended December 31, 2018, and by M&K CPA, PLLC for the audit of our consolidated financial statements for our fiscal year ended December 31, 2019, respectively.

	2019	2018
Audit Fees:	$177,536	$92,772
Fat Patty’s Acq.	33,809	—
Tilted Kilt Acq.	7,000	21,950
WingHouse Acq.	7,500	—
Total:	$225,845	$114,722

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

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre- approve requests for services that were not approved during the annual pre-approval process. The chairman reports any interim pre- approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During our 2019 and 2018 fiscal years, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules. Financial Statements

The following consolidated financial statements and reports of our independent registered public accounting firms are filed as part of this report and incorporated by reference in Item 8. Financial Statements and Supplementary Data of this report:

●	Reports of Independent Registered Public Accounting Firm.

●	Consolidated Balance Sheets at December 31, 2019 and 2018.

●	Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018.

●	Consolidated Statements of Stockholders’ Equity/(Deficit) for the Years Ended December 31, 2019 and 2018.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018.

●	Notes to Consolidated Financial Statements.

Financial Statement Schedules

All financial statement schedules have been omitted because the required information is either not applicable or has been presented in the consolidated financial statements.

Exhibits

The documents set forth below are filed as exhibits to this report. Where so indicated, exhibits that were previously filed with the SEC are incorporated by reference herein.

Exhibit No.	Exhibit Description
2.1	Membership Interest Purchase Agreement, dated December 19, 2016, by and between ARC Group, Inc. and Seediv, LLC (incorporated by reference to Exhibit 2.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 23, 2016)
2.2	Asset Purchase Agreement, dated August 30, 2018, by and among ARC Group, Inc., CSA, Inc., CSA Investments, LLC, CSA of Teays Valley, Inc., CSA, Inc. of Ashland, Fat Patty’s, LLC and Clint Artrip (incorporated by reference to Exhibit 2.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on August 9, 2018)
2.3	Membership Interest Purchase Agreement, dated October 30, 2018, by and among ARC Group, Inc., SDA Holdings, LLC and Fred D. Alexander (incorporated by reference to Exhibit 2.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on November 5, 2018)

3.1	Articles of Incorporation of ARC Group, Inc. (incorporated by reference to Exhibit 3.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)
3.2	Bylaws of ARC Group Inc. (incorporated by reference to Exhibit 3.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)
3.3	Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to ARC Group, Inc.’s Form 8-K filed with the SEC on June 20, 2018)
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to ARC Group, Inc.’s Form 8-K12G3 filed with the SEC on June 19, 2014)
10.1	+ Employment Agreement, dated January 22, 2013, between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 28, 2013)
10.2	Loan Agreement, dated September 13, 2013, by and between ARC Group, Inc. and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 19, 2013)
10.3	Promissory Note, dated September 13, 2013, issued by ARC Group, Inc. in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 19, 2013)
10.4	+ Summary of Compensation for Daniel Slone (incorporated by reference to Exhibit 10.13 to ARC Group, Inc. Form 10-K filed with the SEC on March 31, 2014)
10.5	+ Employment Agreement, dated January 18, 2017, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 20, 2017)
10.6	+ First Amendment to Employment Agreement, dated January 31, 2017, by and between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on February 6, 2017)
10.7	First Amendment to Loan Agreement, dated March 24, 2017, by and between ARC Group, Inc. and Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 30, 2017)
10.8	Promissory Note, dated March 24, 2017, issued by ARC Group, Inc. in favor of Blue Victory Holdings, Inc. (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on March 30, 2017)
10.9	Agreement for Purchase and Sale of Real Estate, dated October 4, 2017, by and between Seediv, LLC and Raceland QSR, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on October 10, 2017)
10.10	First Amendment to Agreement for Purchase and Sale of Real Estate, dated November 30, 2017, by and between Seediv, LLC and Raceland QSR, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 1, 2017)
10.11	Jacksonville Jaguars Sponsorship Agreement, dated November 27, 2017, by and between ARC Group, Inc. and Jacksonville Jaguars LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on December 11, 2017)
10.12	Termination Agreement and Mutual Release, dated February 1, 2018, by and between Seediv, LLC and Raceland QSR, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on February 7, 2018)
10.13	Securities Purchase Agreement, dated June 15, 2018, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on June 20, 2018)
10.14	Purchase and Sale Agreement, dated August 3, 2018, by and between ARC Group, Inc. and Store Capital Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on August 9, 2018)
10.15	Secured Convertible Promissory Note, dated August 30, 2018, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 5, 2018)
10.16	Master Lease Agreement, dated August 30, 2018, by and between ARC Group, Inc. and Store Capital Acquisitions, LLC (incorporated by reference to Exhibit 10.3 to ARC Group, Inc.’s Form 8-K filed with the SEC on September 5, 2018)
10.17	+ Amended and Restated Employment Agreement, dated January 2, 2019, by and between ARC Group, Inc., and Seenu G. Kasturi (incorporated by reference to Exhibit 10.1 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 8, 2019)
10.18	+ Second Amendment to Employment Agreement, dated January 2, 2019, by and between ARC Group, Inc. and Richard W. Akam (incorporated by reference to Exhibit 10.2 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 8, 2019)
10.19	+ Restricted Stock Award Agreement, dated January 2, 2019, by and between ARC Group, Inc. and Seenu G. Kasturi (incorporated by reference to Exhibit 10.3 to ARC Group, Inc.’s Form 8-K filed with the SEC on January 8, 2019)
10.20	Consulting Agreement dated August 8, 2018, by and between ARC Group, Inc. and Crescendo Communications, LLC.*
10.21	Assignment, Assumption of, and Amendment to Master Distribution Agreement, dated March 4, 2019, by and between Sysco Corporation, Tilted Kilt Franchise Operating, LLC (“Assignor”), and ARC Group, Inc. (“Assignee”).*
10.22	First Amended Sponsorship Agreement, dated July 9, 2019, by and between ARC Group, Inc. and the Jacksonville Jaguars, LLC.*
10.23	Second Amended Sponsorship Agreement, dated August 18, 2020, by and between ARC Group, Inc. and the Jacksonville Jaguars, LLC.*
10.24	Settlement Agreement, dated August 19, 2020, by and between DBH Properties, Ltd. And ARC WingHouse, LLC.*
10.25	Conditional Settlement Agreement, dated December 2020, by and between Bannerman Crossings, III, LLC, and ARC Group, Inc.*
10.26	Stipulation for Settlement, dated January 27, 2021, by and between PRISA II DAVIE SC, LLC and ARC WingHouse LLC.*
10.27	Notice of Paycheck Protection Program Reconciliation Payment, dated February 12, 2021, by and between ARC Fat Patty’s LLC and City National Bank of Florida.*
10.28	Third Amended Sponsorship Agreement, dated May 7, 2021, by and between ARC Group, Inc. and the Jacksonville Jaguars, LLC.*
10.29	Accounting Software Agreement, dated May 27, 2021, by and between ARC Group, Inc. and Restaurant 365.*
10.30	Notice of Paycheck Protection Program Forgiveness, dated June 8, 2021, by and between ARC WingHouse LLC and City National Bank of Florida.*
21.1	SUBSIDIARIES OF THE REGISTRANT
23.1	Consent of Eide Bailly LLP
31.1	Certification of Chief Executive Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer of the registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management contract or compensatory plan or arrangement.

* Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC GROUP, INC.

Date: August 30, 2021	By:	/s/ Seenu G. Kasturi
Seenu G. Kasturi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Seenu G. Kasturi	Chief Executive Officer, and	August 30, 2021
Seenu G. Kasturi	Chairman of the Board of Directors (Principal Executive Officer)

/s/Yannick Bastien	Chief Financial Officer, Principal Financial Officer, and	August 30, 2021
Yannick Bastien	Principal Accounting Officer

/s/ Ketan Pandya	Director	August 30, 2021
Ketan Pandya
/s/ Fred D. Alexander	Director	August 30, 2021
Fred D. Alexander

ARC GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ARC Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ARC Group, Inc. (the Company) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity/(deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of ARC Group, Inc. as of December 31, 2018 were audited by other auditors, whose report dated March 29, 2019 expressed an unqualified opinion on those statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2020

Houston, TX

April 30, 2021

(except for note 21, as to which the date is August 30, 2021)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

ARC Group, Inc.

Jacksonville, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ARC Group, Inc. (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver,

Colorado

March 29, 2019

ARC Group, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018

Assets
Cash and cash equivalents	$1,110,066	$345,228
Restricted cash	2,260,000	-
Accounts receivable, net	459,032	127,930
Ad funds receivable, net	10,610	10,500
Other receivables	36,751	556,986
Prepaid expenses	329,578	34,582
Inventory	846,971	211,025
Notes receivable, net	2,340	2,967
Other current assets	2,730	8,078

Total current assets	5,058,078	1,297,296
Deposits	356,067	49,421
Notes receivable, net of current portion	-	2,553
Intangible assets, net	6,162,797	786,565
Property and equipment, net	7,661,856	12,537,502
Operating lease right-of-use assets	45,420,680	-
Financing lease right-of-use assets, net	10,175,399	-
Goodwill	11,246,741	-
Total assets	$86,081,618	$14,673,337
Liabilities and stockholders’ equity / (deficit)
Accounts payable and accrued expenses	$6,841,062	$1,478,745
Accounts payable and accrued expenses – related party	1,448,232	231,187
Other payables	5,540	544,098
Accrued interest	152,227	29,105
Settlement agreements payable	287,541	276,269
Accrued legal contingency	171,593	163,764
Contingent consideration	55,356	55,356
Deferred franchise fees	24,000	13,718
Gift card liabilities	91,526	81,956
Operating lease liability	580,646	-
Financing lease liability	202,944	175,764
Seller payable	312,000	312,000
Notes payable, net	3,253,337	-
Notes payable – related party, net	2,721,408	720,178
Put option	1,536,911	-
Total current liabilities	17,684,323	4,082,140
Deferred franchise fees, net of current portion	144,516	51,516
Operating lease liability, net of current portion	44,857,127	-
Financing lease liability, net of current portion	11,007,202	11,210,146
Notes payable, net of current portion	10,553,761	-
Total liabilities	84,246,929	15,343,802
Stockholders’ equity / (deficit):

Class A common stock – $0.01 par value: 100,000,000 shares authorized, 7,429,621 and 6,680,065 shares issued and outstanding at December 31, 2019 and 2018, respectively	74,296	66,801
Series A convertible preferred stock – $0.01 par value: 1,000,000 shares authorized, 449,581 outstanding at December 31, 2019 and 2018, respectively	4,496	4,496
Series B convertible preferred stock – $0.01 par value: 2,500,000 shares authorized, -0- outstanding at December 31, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	4,786,074	4,490,338
Stock subscriptions payable	3,024,822	15,453
Non-controlling interest in ARC WingHouse	1,837,000	-
Accumulated deficit	(7,891,999)	(5,247,553)
Total stockholders’ equity / (deficit)	1,834,689	(670,465)
Total liabilities and stockholders’ equity / (deficit)	$86,081,618	$14,673,337

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018
Revenue:
Restaurant sales	$28,234,826	$8,374,022
Franchise and other revenue	856,198	922,124
Franchise and other revenue – related party	-	204,391
Total net revenue	29,091,024	9,500,537
Operating expenses:
Restaurant operating costs:
Cost of sales	9,705,951	3,248,801
Labor	9,579,783	2,801,867
Occupancy	1,452,731	308,295
Other operating expenses	6,541,157	1,840,661
Professional fees	525,065	796,473
Employee compensation expense	1,349,766	564,521
General and administrative expenses	1,922,422	718,563
Total operating expenses	31,076,875	10,279,181
Loss from operations	(1,985,851)	(778,644)
Other (expense) / income:
Interest expense	(1,016,079)	(230,256)
Income from insurance proceeds	219,005	-
Gain on bargain purchase	-	624,952
Other income	138,479	101,465
Total other (expense) / income	(658,595)	496,161
Net loss	$(2,644,446)	$(282,483)
Net loss per share – basic and fully diluted	$(0.36)	$(0.04)
Weighted average number of shares outstanding – basic and fully diluted	7,258,513	6,777,903

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Consolidated Statement of Stockholders’ Equity / (Deficit)

	Common Stock		Preferred Stock		Additional Paid-in	Stock Subscriptions	Non-Controlling	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Payable	Interests	Deficit	Total

Balance at December 31, 2017	6,950,869	$69,509	$-	$-	$3,995,306	$26,853	$-	$(4,768,592)	$(676,924)
Common stock issued for services	178,777	1,788	-	-	329,298	(11,400)	-	-	319,686
Stock option issued for services	-	-	-	-	10,002	-	-	-	10,002
Deferred franchise fees	-	-	-	-	-	-	-	(196,478)	(196,478)
Beneficial conversion feature	-	-	-	-	155,732	-	-	-	155,732
Common stock exchanged for preferred stock	(449,581)	(4,496)	449,581	4,496	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(282,483)	(282,483)
Balance at December 31, 2018	6,680,065	$66,801	449,581	$4,496	$4,490,338	$15,453	$-	(5,247,553)	$(670,465)
Common stock issued for services	749,556	7,495	-	-	305,738	9,369	-	-	322,602
Cancellation of stock option issued for services	-	-	-	-	(10,002)	-	-	-	(10,002)
Acquisition of WingHouse	-	-	-	-	-	3,000,000	1,837,000	-	4,837,000
Net loss	-	-	-	-	-	-	-	(2,644,446)	(2,644,446)
Balance at December 31, 2019	7,429,621	$74,296	449,581	$4,496	$4,786,074	$3,024,822	$1,837,000	$(7,891,999)	$1,834,689

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Condensed Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(2,644,446)	$(282,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	611,937	252,914
Amortization of operating lease right-of-use assets	330,430	-
Amortization of financing lease right-of-use assets	575,639	-
Amortization of intangible assets	3,768	2,275
Amortization of debt discount	(122,733)	9,548
Stock-based compensation expense	312,600	329,688
Gain on bargain purchase	-	(624,952)
Gain from insurance recoveries on impaired fixed assets	(100,000)	-
Changes in operating activities, net of acquisition of Fat Patty’s concept:
Accounts receivable	(135,120)	39,057
Accounts receivable – related party	-	1,505
Ad fund receivable	(110)	26,337
Ad fund receivable – related party	-	2,280
Other receivables	(18,323)	(556,986)
Prepaid expenses	370,363	(34,582)
Inventory	109,784	(74,184)
Deposits	(70,947)	-
Other assets	5,348	(30,387)
Accounts payable and accrued liabilities	847,341	1,345,212
Accounts payable and accrued liabilities – related party	123,122	137,037
Settlement agreements payable	11,272	11,272
Accrued legal settlement	7,829	7,829
Deferred franchise fees	103,282	(131,244)
Gift card liabilities	9,570	48,102
Net cash provided by operating activities	330,606	478,238
Cash flows from investing activities
Repayments of notes receivable	3,180	28,108
Cash acquired in business acquisition	-	7,100
Insurance recoveries for impaired fixed assets	100,000	-
Contingent consideration	-	(144,326)
Purchases of fixed assets	(1,014,746)	(351,007)
Acquisition of WingHouse	(11,000,000)	-
Net cash used by investing activities	(11,911,566)	(460,125)
Cash flows from financing activities
Proceeds from issuance of notes payable	12,807,098	-
Proceeds from issuance of notes payable – related party	2,123,963	367,736
Repayments of notes payable – related party	-	(71,877)
Payments on operating lease liability	(149,499)	-
Payments on financing lease liability	(175,764)	-
Payments on capital lease obligation	-	(114,090)
Net cash provided by financing activities	14,605,798	181,769
Net decrease in cash and cash equivalents	3,024,838	199,882
Cash and cash equivalents, beginning of period	345,228	145,346
Cash and cash equivalents, end of period	$3,370,066	$345,228
Supplemental disclosure of cash flow information
Cash paid for interest	$123,990	$178,201
Cash paid for income taxes	$-	$-
Schedule of non-cash transactions
Adjustment to deferred franchise fees related to prior period	$-	$196,478
Preferred stock issued in exchange for common stock	$-	$4,496
Property and equipment acquired through accounts payable	$-	$226,000
Acquisition of Fat Patty’s franchise with note payable and deferred compensation liability	$-	$852,000
Property and equipment acquired with capital lease	$-	$11,500,000
Acquisition of WingHouse concept with note payable and deferred compensation liability	$18,374,000	$-
Recognition of operating lease liability and right-of-use assets	$45,975,202	$-
Recognition of financing lease liability and right-of-use assets	$11,326,676	$-

The accompanying notes are an integral part of these financial statements

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

ARC Group, Inc., a Nevada corporation (the “Company”), was incorporated in April 2000. The Company’s business is focused primarily on the development of the Dick’s Wings & Grill® restaurant franchise (“Dick’s Wings”), the Fat Patty’s® restaurant concept (“Fat Patty’s”), and the WingHouse Bar & Grill® restaurant concept (“WingHouse”), and the acquisition of financial interests in other restaurant brands. The Dick’s Wings concept is currently comprised of its traditional Dick’s Wings restaurants and non-traditional units like the Dick’s Wings concession stands that the Company has at TIAA Bank Field (formerly EverBank Field) and Jacksonville Veterans Memorial Arena in Jacksonville, Florida. The Fat Patty’s and WingHouse concepts are currently comprised of their traditional Fat Patty’s and WingHouse restaurants, respectively.

On August 30, 2018, the Company acquired substantially all of the assets of Fat Patty’s. Fat Patty’s was comprised of four company-owned restaurants located in West Virginia and Kentucky. A description of the Company’s acquisition of Fat Patty’s is set forth herein under Note 4. Acquisition of Fat Patty’s.

On October 11, 2019, the Company acquired substantially all of the assets of WingHouse. WingHouse was comprised of 24 company-owned restaurants located in Florida. A description of the Company’s acquisition of WingHouse is set forth herein under Note 5. Acquisition of WingHouse.

At December 31, 2019, the Company had 20 Dick’s Wings restaurants and nine Dick’s Wings concession stands, four Fat Patty’s restaurants and 24 WingHouse restaurants. Of the 20 Dick’s Wings restaurants, 16 were located in Florida and four were located in Georgia. The Company’s Dick’s Wings concession stands were also located in Florida. Four of the Company’s Dick’s Wings restaurants were owned by the Company, and the remaining 16 restaurants were owned and operated by franchisees. The Company’s Dick’s Wings concession stands were also owned by the Company. Of the four Fat Patty’s restaurants, three were located in West Virginia and one was located in Kentucky. All four of the Fat Patty’s restaurants were owned by the Company. All of the Company’s WingHouse restaurants were located in Florida and we owned by the Company

Note 2. Significant Accounting Policies

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

Going Concern

As shown in the accompanying financial statements, the Company incurred net losses of $2,644,446 and $282,483 for the years ended December 31, 2019 and 2018, respectively. The Company also had an accumulated deficit of $7,891,999 and a working capital deficit of $12,626,245 at December 31, 2019. Those facts create an uncertainty about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its successfully executing its plans to generate positive cash flows during its 2020 fiscal year. The Company’s financial statements do not include any adjustments that might be necessary if it were unable to continue as a going concern.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

The accounts receivable balances at December 31, 2019 and 2018 were comprised primarily of credit card sales by Company-owned restaurants, royalties due from the Company’s franchisees, and sales proceeds due from the concessionaire of the Company’s concessions stands, all of which the Company collected in full in January 2020 and 2019, respectively. Accordingly, the allowance for doubtful accounts was zero at December 31, 2019 and 2018.

Other Receivables

Other receivables was comprised primarily of receipts from credit card sales by Company- owned Fat Patty’s restaurants that occurred after the Company completed the acquisition of Fat Patty’s that were held by the former owner of Fat Patty’s, all of which are expected to be collected in full by the Company during the next 12 months.

Inventory

Inventory consists primarily of food and beverage products and is accounted for at the lower of cost or net realizable value using the first in, first out method of inventory valuation in accordance with ASC Topic 330, Inventory. Cash flows related to inventory sales are classified in net cash used by operating activities in the consolidated statements of cash flows.

Intangible Assets, Net

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s. The intangible assets were comprised of a tradename and a non-compete agreement. The Company amortizes the non-compete agreement on a straight-line basis over the expected period of benefit, which is five years. The tradename has an indefinite life and is not subject to amortization but tested for impairment on an annual basis. The Company recognized $3,768, and $2,275 of amortization expense for the non-compete agreement during the years ended December 31, 2019 and 2018, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

General Advertising Fund

The Company has established a general advertising fund that it uses to pay for advertising costs, sales promotions, market research and other support functions intended to maximize general public recognition and acceptance of the Dick’s Wings franchise. Company-owned and franchised restaurants are required to contribute at least 1%, but not more than 2%, of their gross revenue to the Company’s general advertising fund. The Company accounts for cash and cash equivalents held by the general advertising fund as restricted cash on its consolidated balance sheets. The restricted cash of this fund is classified as current if it is expected to be utilized to fund short-term obligations of the general advertising fund. The Company did not have any restricted cash associated with its general advertising fund at December 31, 2019 or 2018. Contributions made by franchisees to the general advertising fund and marketing and advertising expenses paid by the general advertising fund were recognized as revenue and expenses during the years ended December 31, 2019 and 2018.

Goodwill

Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis and between annual tests when impairment indicators are identified, and goodwill is written down when impaired. For its annual goodwill impairment test in all periods to date, the Company has operated under one reporting unit and the fair value of its reporting unit has been determined by the Company’s enterprise value. For its annual impairment test, the Company completed a quantitative assessment and determined that there was no impairment of goodwill. The Company also considered potential impairment indicators of goodwill at December 31, 2019 and noted no indicators of impairment.

Other Payables

Other payables was comprised primarily of accounts payable owed to the former owner of Fat Patty’s for alcohol and other items purchased by him in connection with the operation of the concept.

Revenue Recognition

The Company generates revenue from two primary sources: (a) retail sales at company- operated restaurants; and (b) franchise revenue, which consists of royalties based on a percentage of sales reported by franchised restaurants, funds contributed by franchisees to the Company’s general advertising fund, and initial and renewal franchise license fees.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

Initial and renewal franchise license fees are payable by the franchisee upon a new restaurant opening or renewal of an existing franchise agreement. Under franchise agreements, the Company provides franchisees with: (a) a franchise license, which includes a non-exclusive license to our intellectual property for the duration of the franchise agreement and where the Company manages a marketing or co-op advertising fund, advertising and promotion management; (b) pre- opening services, such as training and inspections; and (c) ongoing services, such as development of training materials and menu items and restaurant monitoring and inspections. The services that the Company provides are highly interrelated and dependent on the franchise license so the Company does not consider the services to be individually distinct and therefore accounts for them as a single performance obligation. The performance obligation is satisfied by providing a right to use the Company’s intellectual property over the term of each franchise agreement. Accordingly, initial and renewal franchise fees are recognized as revenue on a straight-line basis over the term of the respective agreement.

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

Franchise Fees

ASC 606 impacted the timing of recognition of franchise fees. Under previous guidance, these fees were typically recognized upon the opening of restaurants. Under ASC 606, the fees are deferred and recognized as revenue over the term of the individual franchise agreements. The effect of the required deferral of fees received in a given year will be mitigated by the recognition of revenue from fees retrospectively deferred from prior years. The Company recognized $16,718 and $131,244 of deferred franchise fees as income during the years ended December 31, 2019 and 2018, respectively. The carrying value of the Company’s deferred franchised fees was $168,516 and $65,234 at December 31, 2019 and 2018, respectively.

Advertising Funds

ASC 606 also impacted the accounting for transactions related to the Company’s general advertising fund. Under previous guidance, franchisee contributions to and expenditures by the fund were not included in the Company’s condensed consolidated financial statements. Under ASC 606, the Company records contributions to and expenditures by the fund as revenue and expenses within the Company’s condensed consolidated financial statements. The Company recognized contributions to and expenditures by the fund of $127,584 and $189,362 during the years ended December 31, 2019 and 2018, respectively.

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

Disaggregation of Revenue

The following table disaggregate revenue by primary geographical market and source:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018

Primary Geographic Markets
Florida	$17,897,046	$5,011,328
Georgia	1,053,739	504,983
Kentucky	2,533,631	856,981
Louisiana	625,227	185,742
North Carolina	1,500	—
Texas	1,250	—
West Virginia	6,978,631	2,941,503
Total revenue	$29,091,024	$9,500,537
Sources of Revenue
Restaurant sales	$28,209,181	$8,374,022
Royalties	710,646	787,189
Franchise fees	17,968	131,244
Advertising fund fees	127,584	189,362
Other revenue	25,645	18,720
Total revenue	$29,091,024	$9,500,537

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

The following table presents changes in deferred franchise fees as of and for the years ended December 31, 2019 and 2018:

Total Liabilities
Deferred franchise fees at January 1, 2018	$196,478
Revenue recognized during the period	(131,244)
New deferrals due to cash received	—
Deferred franchise fees at December 31, 2018	$65,234
Revenue recognized during the period	(17,968)
New deferrals due to cash received	121,250
Deferred franchise fees at December 31, 2019	$168,516

ARC Group, Inc.

Notes to Consolidated Financial Statements

Anticipated Future Recognition of Deferred Franchise Fees

The following table presents the estimated franchise fees to be recognized in the future related to performance obligations that were unsatisfied at December 31, 2019:

Year	Franchise Fees to be Recognized
2020	$24,000
2021	22,925
2022	21,000
2023	18,637
2024	18,000
Thereafter	63,954
Total	$168,516

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

The Company uses the Black-Scholes pricing model to determine the fair value of the stock- based compensation that it grants to employees and non-employees. The Black-Scholes pricing model takes into consideration such factors as the estimated term of the securities, the conversion or exercise price of the securities, the volatility of the price of the Company’s common stock, interest rates, and the probability that the securities will be converted or exercised to determine the fair value of the securities. The selection of these criteria requires management’s judgment and may impact the Company’s net income or loss. The computation of volatility is intended to produce a volatility value that is representative of the Company’s expectations about the future volatility of the price of its common stock over an expected term. The Company used its share price history to determine volatility and cannot predict what the price of its shares of common stock will be in the future. As a result, the volatility value that the Company calculated may differ from the actual volatility of the price of its shares of common stock in the future.

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

Marketing and Advertising

Contributions to the national advertising fund related to Company-owned restaurants are expensed as contributed and local advertising costs for Company-owned restaurants are expensed as incurred. All other marketing and advertising costs are expensed as incurred. The Company incurred $813,866 and $423,911 for marketing and advertising costs during the years ended December 31, 2019 and 2018, respectively.

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

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as part of the provision for income taxes in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that all or a portion of a deferred tax asset will not be realized in the future. In determining whether a valuation allowance is required, the Company takes into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of $1,136,525 and $581,191 at December 31, 2019 and 2018, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Net deferred tax assets were comprised of the following at December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards	$1,199,902	$644,568
Accruals	93,247	93,247
Deferred tax liabilities:
Gain on bargain purchase	(156,624)	(156,624)
Valuation allowance	(1,136,525)	(581,191)
Net deferred tax assets	$—	$—

The Company had net operating loss carry-forwards of approximately $5,212,000 and $2,568,000 at December 31, 2019 and 2018, respectively, that may be offset against future taxable income. No tax benefit has been reported in the consolidated financial statements for the Company’s 2019 and 2018 fiscal years because the potential tax benefit is offset by a valuation allowance of the same amount. The Company had no uncertain tax positions at December 31, 2019 and 2018.

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

On July 31, 2017, Seenu G. Kasturi, who on December 31, 2019 served as the Company’s Chief Executive Officer and Chairman of its board of directors, purchased 2,647,144 shares of the Company’s common stock, which represented approximately 38.4% of the outstanding shares of the Company’s common stock on that date, from William D. Leopold. This transaction has been deemed to have resulted in a change in ownership of the Company pursuant to Internal Revenue Code Section 382. As a result, the Company can utilize up to $120,000 of pre-ownership change net operating loss carryforwards each year.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

The impact of ASC Topic 842 is more specifically described herein under Note 13. Leases.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. ASU 2019-12 also provides guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted and any adjustments should be reflected as of the beginning of the annual period of adoption. Amendments relevant to the Company should be applied on a prospective basis. The Company is currently assessing the impact of adopting this standard, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

All of the shares of common stock underlying exercisable or convertible securities that were outstanding at December 31, 2019 and 2018 were excluded from the computation of diluted net loss per share for the years ended December 31, 2019 and 2018 because they were anti-dilutive. As a result, basic net loss per share was equal to diluted net loss per share for the years ended December 31, 2019 and 2018.

Note 4. Acquisition of Fat Patty’s

On August 3, 2018, the Company entered into an asset purchase agreement with CSA, Inc., a West Virginia corporation (“CSA”), CSA Investments, LLC, a West Virginia limited liability company (“CSA Investments”), CSA of Teays Valley, Inc., a West Virginia corporation (“CSA Teays Valley”), CSA, Inc. of Ashland, a Kentucky corporation (“CSA Ashland”), Fat Patty’s, LLC, a West Virginia limited liability company (“FPLLC”), and Clint Artrip, an individual (“Artrip”; together with CSA, CSA Investments, CSA Teays Valley, and CSA Ashland, FPLLC, the “Sellers”), pursuant to which the Company agreed to acquire all of the assets associated with Fat Patty’s (the “Fat Patty’s Acquisition”). The Company agreed to pay the Sellers $12,352,000 for the assets, of which $12,000,000 was to be paid to the Sellers at closing, $40,000 was to be paid to the Sellers within 10 days after the closing and the remaining $312,000 will be paid to the Sellers on the first anniversary of the closing. The closing of the Fat Patty’s Acquisition occurred on August 30, 2018, however, as discussed below, the Company entered into a separate related agreement with a third party that resulted in a direct transfer of the FP Properties (as defined below) from the Sellers to the third party. Accordingly, in substance, the Company only acquired the net assets detailed below for a purchase price of $852,000.

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

Also on August 3, 2018, the Company entered into a purchase and sale agreement with Store Capital Acquisitions, LLC, a Delaware limited liability company (“Store Capital”), pursuant to which the Company agreed to sell all of the real property acquired in the Fat Patty’s Acquisition to Store Capital (the “Property Acquisition”). The real property consists of the four properties upon which the restaurants acquired in the Fat Patty’s Acquisition are located (collectively, the “FP Properties”). Store Capital agreed to pay the Company $11,500,000 for the FP Properties at closing. Title to the FP Properties was transferred directly from the applicable Sellers to Store Capital, and the purchase price for the FP Properties was paid by Store Capital directly to Sellers. Accordingly, the Company never took title to, or ownership of, the FP Properties. As a result, the ultimate purchase price paid by the Company was $852,000, which was the difference between the $12,352,000 purchase price for the assets that the Company agreed to pay to the Sellers and the $11,500,000 purchase price for the FP Properties that was paid by Store Capital. The closing of the Property Acquisition occurred on August 30, 2018.

In connection with the Property Acquisition, the Company entered into a master lease agreement (the “FP Master Lease”) with Store Capital on August 30, 2018 pursuant to which the Company leased each of the FP Properties from Store Capital. The initial term of the lease expires on August 31, 2038. The Company has the option to extend the term of the lease for four additional successive periods of five years each. The aggregate base annual rent is $876,875 and is subject to annual increases commencing September 1, 2019 in an amount equal to the lesser of: (i) 1.75%, or (i) 1.25 times the change in the Consumer Price Index. The Company is responsible for all costs and obligations relating to the FP Properties.

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed as reflected in the Company’s condensed consolidated financial statements, the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) has been applied, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company incurred $82,929 of acquisition-related transaction costs. Under ASC 805, acquisition-related transaction costs and acquisition-related restructuring charges are not included as components of consideration transferred but are accounted for as expenses in the period in which the costs are incurred. Accordingly, the Company recognized $82,929 of acquisition- related transaction costs during the year ended December 31, 2018. The acquisition-related transaction costs were recorded in general and administrative expenses.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table summarizes certain financial information for the years ended December 31, 2019 and 2018 contained in the Company’s consolidated financial statements and certain unaudited pro forma financial information for the years ended December 31, 2019 and 2018 as if the acquisition of Fat Patty’s had occurred on January 1, 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue	$29,091,024	$17,352,358
(Loss) / income from continuing operations	(1,985,850)	1,024,359
Net income / (loss)	(2,644,446)	1,520,520
Net income / (loss) per share – basic	$(0.36)	$0.23
Net income / (loss) per share – fully diluted	$(0.36)	$0.22

The results of operations for Fat Patty’s were included in the Company’s results of operations beginning August 30, 2018. The actual amounts of revenue and net income for Fat Patty’s that were included in the Company’s consolidated statements of operations for the year ended December 31, 2019 were $9,512,262 and $645,397, respectively, and the actual amounts of revenue and net income for Fat Patty’s that are included in the Company’s consolidated statements of operations for the year ended December 31, 2018 were $3,798,484 and $164,182, respectively.

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

Note 5. Acquisition of WingHouse

On October 11, 2019, the Company and ARC WingHouse, LLC, a Florida limited liability company that was formed as a wholly-owned subsidiary of the Company (“ARC WingHouse”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Soaring Wings, LLC, a Florida limited liability company (“Soaring Wings”), Soaring Wings HQ, LLC, a Florida limited liability company (“Soaring Wings HQ”), Soaring Wings Advertising, LLC, a Florida limited liability company (“Soaring Wings Advertising”), Soaring Wings IP, LLC, a Florida limited liability company (“Soaring Wings IP”), and the wholly-owned subsidiaries of Soaring Wings that own and operate all of the Restaurants (as defined below) (the “WH Operating Entities”). Soaring Wings, Soaring Wings HQ, Soaring Wings Advertising, Soaring Wings IP and the WH Operating Entities are sometimes collectively referred to as the “Sellers” and each a “Seller”. The Company and ARC WingHouse are sometimes collectively referred to as the “Purchasers”. The transactions contemplated by the Asset Purchase Agreement are sometimes referred to herein collectively as the “WingHouse Acquisition”. The closing of the WingHouse Acquisition occurred on October 11, 2019 (the “Closing Date”).

Sellers are the owners and operators of the WingHouse Bar and Grill restaurant concept (the “WingHouse Concept”), which is comprised of 24 WingHouse Bar and Grill restaurants (the “Restaurants”). Purchasers agreed to pay the Sellers a total of $18,000,000 as adjusted pursuant to a working capital adjustment (the “Purchase Price”), and to assume, satisfy and discharge certain assumed liabilities. On the Closing Date, ARC WingHouse paid $12,000,000 to the Sellers. In addition, ARC WingHouse delivered to SW WH Holdings, LLC, a Florida limited liability company (“SW WH Holdings”), an equity interest in ARC WingHouse representing a ten percent (10%) ownership interest in ARC WingHouse (the “Equity Interest”). The Company also agreed to deliver to Soaring Wings shares (the “ARC Stock”) of the Company’s common stock on each of the first three anniversaries of the Closing Date. The number of shares of common stock to be delivered on each anniversary will be equal to the quotient of $1,000,000 divided by the following per share prices: (i) $1.40 per share of common stock on the first anniversary, (ii) 2.00 per share of common stock on the second anniversary, and (iii) $3.00 per share of common stock on the third anniversary (collectively, the “ARC Stock Consideration”). The per share price of the ARC Stock Consideration will be equitably adjusted for any stock dividend, stock split, reverse stock split or recapitalization. If the ARC Stock is not listed and quoted for trading on the NYSE, NASDAQ Global Select Market, NASDAQ Global Market or NASDAQ Capital Market on any of the first, second and third anniversaries of the Closing (the first such anniversary referred to as a “Listing Failure Anniversary”), then ARC WingHouse will pay $1,000,000 cash to Soaring Wings on the Listing Failure Anniversary and each anniversary of the Closing after a Listing Failure Anniversary (if any), ending on the third anniversary of the Closing Date in full satisfaction of the Company’s obligation to deliver the ARC Stock Consideration to Soaring Wings on the Listing Failure Anniversary and each anniversary thereafter, ending on the 3rd anniversary (the “Contingent Cash Consideration”). Notwithstanding the existence of a Listing Failure Anniversary, Soaring Wings may, in its sole discretion, elect to receive ARC Stock on the Listing Failure Anniversary and/or any anniversary after the Listing Failure Anniversary in lieu of a $1,000,000 cash payment by providing ARC WingHouse with written notice no less than 30 days before the Listing Failure Anniversary or subsequent anniversary, as applicable. The ARC Stock Consideration is subject to the terms of a Put Agreement (as defined below), and Sellers were granted customary piggy-back registration rights with respect to the ARC Stock Consideration.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In connection therewith, on October 11, 2019, the Purchasers entered into a Put Agreement (the “Put Agreement”; together with the Asset Purchase Agreement, the “Purchase Agreements”) with Soaring Wings pursuant to which Soaring Wings was granted the right, but not the obligation, upon written notice to the Purchasers given at any time before the Put Deadline (as defined below), to require the Company to purchase, for cash, at the Put Closing (as defined below), all or any portion of the shares of ARC Stock received by Soaring Wings under Section 1.2(c) of the Asset Purchase Agreement or Section 15 of the Put Agreement (the “Put Option”). In the event Soaring Wings receives ARC Stock pursuant to Section 1.2(c) of the Asset Purchase Agreement and puts all of such ARC Stock to the Company, then the amount payable by the Company to Soaring Wings at the Put Closing will be equal to the Put Price (as defined below). In the event Soaring Wings elects to put only a portion of such shares to the Company, either because Soaring Wings received Contingent Cash Consideration on one or more of such anniversaries, Soaring Wings sold some of the ARC Stock, Soaring Wings elected to retain some of the ARC Stock and put only a portion of the ARC Stock to the Company, and/or for any other reason, then the amount payable by the Company to Soaring Wings at the Put Closing will calculated in the following manner: (x) the Put Price, multiplied by (y) a fraction, the numerator of which is the number of shares of ARC Stock put to the Company by Soaring Wings hereunder, and the denominator of which is the number of shares of ARC Stock received by Soaring Wings under the Asset Purchase Agreement had Soaring Wings received ARC Stock on each of the first, second and third anniversaries of the Closing Date. The amount payable by the Company to Soaring Wings at the Put Closing is referred to herein as, the “Put Payment”. In the event that Soaring Wings receives the Put Price from Purchasers, then, without any action on the part of the Purchasers, SW WH Holdings or any other person, the Equity Interest will be immediately terminated and forfeited to ARC WingHouse and no longer be owned beneficially or of record by SW WH Holdings.

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

In connection with the closing of the WingHouse Acquisition, Seenu G. Kasturi executed a guaranty in favor of Soaring Wings guaranteeing all of the Purchasers’ obligations under the Asset Purchase Agreement, the Put Agreement, and the SW Note (as defined below).

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

ARC WingHouse deposited $1,250,000 with City National Bank WingHouse in an account that is under the sole control of City National Bank (the “First ARCWH Deposit”). ARC WingHouse granted a security interest to City National Bank in the account and the funds held therein as security for the loan. In connection therewith, to secure the funds for the First ARCWH Deposit, ARC WingHouse issued a promissory note in favor of the Kasturi Children’s Trust, a trust formed under the laws of Louisiana (the “Kasturi Children’s Trust”), in the amount of $1,250,000 (the “KCT Note”) pursuant to which ARC WingHouse borrowed the funds comprising the First ARCWH Deposit. Interest accrues under the KCT Note at a rate of six percent (6%) per annum. The entire outstanding principal balance of the KCT Note plus all accrued interest is due and payable in full on the earlier of (i) the fifth (5th) anniversary of the date of the of the KCT Note, and (ii) the date that the Kasturi Children’s Trust demands repaying in full by providing written notice thereof to ARC WingHouse. The KCT Note is secured by all of the assets of ARC WingHouse. City National Bank will return the funds to Seenu G. Kasturi, as guarantor for the CNB Note, in the event ARC WingHouse contributes a like amount of funds to City National Bank. City National Bank will return all funds held in the account to Mr. Kasturi or ARC WingHouse, as applicable, upon repayment of the loan by ARC WingHouse.

In addition, ARC WingHouse deposited $1,000,000 with City National Bank in an account that is under the sole control of City National Bank (the “Second ARCWH Deposit”). ARC WingHouse granted a security interest to City National Bank in the account and the funds held therein as security for the loan. In connection therewith, to secure the funds for the Second ARCWH Deposit, ARC WingHouse issued a promissory note in favor of Soaring Wings in the amount of $1,000,000 (the “SW Note”) pursuant to which ARC WingHouse borrowed the funds comprising the Second ARCWH Deposit. Interest accrues under the SW Note at a rate of five percent (5%) per annum. The entire outstanding principal balance of the SW Note plus all accrued interest is due and payable in full on the earliest to occur of: (i) the first anniversary of the date of the SW Note, (ii) the merger or sale of substantially all the membership interest or assets of ARC WingHouse, and (iii) the liquidation, dissolution or winding up of ARC WingHouse. After April 11, 2020, but no sooner than City National Bank receives ARC WingHouse’s audited financial statements for the year ended December 31, 2019 and ARC WingHouse’s quarterly financial statements for the quarter end March 30, 2020, so long as ARC WingHouse is in compliance with the financial covenants contained in the Loan Agreement and no event of default has occurred, City National Bank, upon the request of ARC WingHouse, will disburse certain amounts to pay down the SW Note.

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

On October 11, 2019, ARC WingHouse entered into an agreement (the “WH Assignment Agreement”) with Soaring Wings and Store Master Funding IX, LLC, a Delaware limited liability company (“Store Master Funding”), pursuant to which Soaring Wings assigned all of its rights and obligations under that certain master lease agreement, dated January 31, 2017 between Store Master Funding and Soaring Wings (the “WH Master Lease”) to ARC WingHouse. Under the WH Master Lease, ARC WingHouse leased properties from Store Master Funding upon which 14 restaurants acquired in the WingHouse Acquisition are located (collectively, the “WH Properties”). The initial term of the lease expires on January 31, 2032. The Company has the option to extend the term of the lease for four additional successive periods of five years each. The aggregate base annual rent is $2,041,848 and is subject to increases commencing February 1, 2022 and every five years thereafter in an amount equal to the lesser of: (i) 10%, or (ii) 1.3 times the change in the Consumer Price Index. The Company is responsible for all costs and obligations relating to the WH Properties.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The acquisition of WingHouse was accounted for as a business combination using the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), with the Company considered the acquirer of WingHouse. In accordance with ASC 805, the assets acquired and the liabilities assumed have been measured at fair value based on a report issued by a third-party valuation firm with the remaining purchase price, if any, recorded as goodwill.

For purposes of measuring the estimated fair value, where applicable, of the assets acquired and the liabilities assumed as reflected in the Company’s condensed consolidated financial statements, the guidance in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) has been applied, which establishes a framework for measuring fair value. In accordance with ASC 820, fair value is an exit price and is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The goodwill related to the WingHouse acquisition is comprised primarily of expected synergies from combining operations and the acquired intangible assets that do not qualify for separate recognition. Goodwill related to the WingHouse acquisition is not expected to be deductible for tax purposes.

The assets acquired and liabilities assumed were comprised of the following as of October 11, 2019:

Accounts receivable (trade)	$195,982
Inventory	745,732
Prepaid expenses	962,390
Favorable lease asset	163,838
Intangible assets	5,380,000
Goodwill	11,246,741
Fixed assets	5,472,583
Total assets acquired	24,167,264
Accounts payable and other current liabilities	(5,537,935)
Total liabilities assumed	(5,537,938)
Net assets acquired with note payable and deferred compensation liability	$18,629,329

The estimates of fair values recorded are Level 3 inputs that have been determined by management based upon various market and income analyses and recent asset appraisals. The Company made certain adjustments to the amounts initially allocated to intangible assets and accounts payable and other current liabilities after evaluating additional information that was present on the date the acquisition was completed.

The following table summarizes certain financial information for the years ended December 31, 2019 and 2018 contained in the Company’s consolidated financial statements and certain unaudited pro forma financial information for the years ended December 31, 2019 and 2018 as if the acquisition of WingHouse had occurred on January 1, 2018:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Revenue	$72,983,613	$70,145,206
Loss from continuing operations	(4,675,326)	(2,702,736)
Net loss	(5,657,696)	(2,251,023)
Net loss per share – basic & fully diluted	$(0.76)	$(0.33)

The results of operations for WingHouse were included in the Company’s results of operations beginning October 11, 2019. The actual amounts of revenue and net loss for WingHouse that were included in the Company’s consolidated statements of operations for the year ended December 31, 2019 were $11,929,593 and $1,394, respectively.

The unaudited pro forma financial information has been presented for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 2018 or of the future results of the combined entities. For additional information about the Company’s acquisition of WingHouse, please refer to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2019.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 6. Inventory

Inventory was comprised of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Food	$423,247	$120,426
Beverages	423,724	90,599
Total	$846,971	$211,025

Note 7. Property and Equipment, Net

Property and equipment was comprised of the following at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Land, buildings and improvements	$-0-	$11,500,000
Leasehold improvements	5,356,598	323,500
Furniture, fixtures and equipment	6,310,652	1,021,735
Subtotal	11,667,250	12,845,235
Less: accumulated depreciation	(4,005,394)	(307,733)
Total	$7,661,856	$12,537,502

The land, buildings and improvements of $11,500,000 included within property and equipment at December 31, 2018 consisted of gross assets acquired on a capital lease. On January 1, 2019, in connection with the adoption of ASC Topic 842, the Company determined that the lease was a financing lease and recorded a right-of-use asset and lease liability for the lease, reversing the capital lease asset and capital lease obligation previously recognized.

Depreciation expense was $611,937 and $252,914 during the years ended December 31, 2019 and 2018, respectively.

Note 8. Intangible Assets

The Company acquired various intangible assets in connection with the acquisition of Fat Patty’s on August 30, 2018. Intangible assets associated with Fat Patty’s consisted of a tradename valued at $770,000 and a non-compete agreement valued at $18,840 for a total of $788,840 on August 30, 2018. The Company also acquired intangible assets in connection with the acquisition of WingHouse on October 11, 2019. Intangible assets associated with WingHouse consisted of a tradename valued at $5,380,000 on October 11, 2019.

The Company amortizes the Fat Patty’s non-compete agreement on a straight-line basis over the expected period of benefit, which is five years. The tradenames have an indefinite life and are not subject to amortization but tested for impairment on an annual basis. The Company recognized $3,768 and $2,275 of amortization expense on the non-compete agreement during the years ended December 31, 2019 and 2018. Accordingly, the Company had total intangible assets of $6,162,797 and $786,565 at December 31, 2019 and 2018.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table presents the future amortization expense to be recognized from the Company’s intangible assets at December 31, 2019:

Year	Amortization Expense to be Recognized
2020	$3,768
2021	3,768
2022	3,768
2023	1,493
2024	—
Thereafter	—
Total	$12,797

Note 9. Goodwill

Changes in the carrying amount of goodwill during fiscal years 2020 and 2019 are summarized as follows:

Balance at December 31, 2018	$-0-
Acquisition of WingHouse	11,246,741
Balance at December 31, 2019	$11,246,741

The company didn’t have any goodwill outstanding at December 31, 2018 and 2017 or during the years then ended.

Note 10. Fair Value Measurements

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

In connection with the acquisition of Seediv, the Company agreed to pay contingent consideration in the form of an earn-out payment. The Company determined that the fair value of the liability for the contingent consideration was estimated to be $20,897 at the acquisition date. The Company determined the fair value of the contingent consideration based on a probability- weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the earn-out criteria. The measurement was based upon significant inputs not observable in the market, including internal projections and an analysis of the target markets. The resultant probability-weighted contingent consideration was discounted using a discount rate based upon the weighted-average cost of capital.

As of December 31, 2017, the Company calculated the earnout payment in accordance with the provisions of the membership interest purchase agreement and determined that the earnout payment was $199,682. The Company recognized additional Seediv compensation expense in the amount of $178,785 during the year ended December 31, 2017 in connection with the earnout payment and the liability for the contingent consideration was increased by $178,785 to $199,682 at December 31, 2017. The Company made payments in the amount of $144,326 to Mr. Kasturi with respect to the earnout payment during the year ended December 31, 2018. The Company did not make any payments to Mr. Kasturi during the year ended December 31, 2019. Accordingly, the outstanding balance of contingent consideration was $55,356 at December 31, 2019 and 2018, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table presents the contingent consideration recorded by the Company in connection with the acquisition of Seediv within the fair value hierarchy utilized to measure fair value on a recurring basis at December 31, 2019 and 2018, respectively:

	Level 1	Level 2	Level 3
December 31, 2019	$—	$55,356	$—
December 31, 2018	$—	$55,356	$—

The earnout payment was to be calculated based on the earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the Nocatee and Youngerman Circle Restaurants during the year ended December 31, 2017. As of December 31, 2017, the EBITDA for the Nocatee and Youngerman Circle Restaurants was utilized to compute the ending contingent consideration liability. As a result, the fair value measurement of the contingent consideration represented a Level 2 fair value measurement at December 31, 2019 and 2018 because it was based on other significant observable inputs.

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

Note 11. Notes Receivable

In June 2016, the Company made a loan to one of its franchisees under a promissory note in the aggregate original principal amount of $25,000. In July 2016, the Company made an additional loan to the same franchisee under a line of credit agreement for an aggregate original principal amount of up to $28,136. In September 2016, the Company made an additional loan to the same franchisee under a second line of credit agreement for an aggregate original principal amount of up to $25,000. The loan under the promissory note is for a term of two years, is payable in monthly installments beginning January 1, 2017, and accrues interest at a rate of 5% per annum beginning September 1, 2016. The loan under the $28,136 line of credit agreement was for a term of two years, was payable in monthly installments beginning January 1, 2017, and did not require the payment of any interest. The loan was repaid in full during the year ended December 31, 2017. The loan under the $25,000 line of credit agreement is for a term of two years, is payable in monthly installments beginning January 1, 2017 and accrues interest at a rate of 5% per annum beginning October 1, 2016. A total of $414 was outstanding under the loan at December 31, 2018. The loan was repaid in full during the year ended December 31, 2019. Interest in the aggregate amount of $2 and $715 accrued and was paid in full under the loans during the years ended December 31, 2019 and 2018, respectively. No accrued interest was outstanding under the loans at December 31, 2019 and 2018.

In October 2017, the Company made a loan to one of its franchisees in the aggregate original principal amount of $7,659. The loan is due and payable in full on December 1, 2020, is payable in monthly installments beginning January 1, 2018, and does not require the payment of any interest. A total of $2,340 and $5,106 of principal was outstanding under the loan at December 31, 2019 and 2018, respectively.

In June 2019, the Company made a loan to one of its franchisees in the aggregate original principal amount of $15,000. The loan is due and payable in monthly installments with an initial payment of $2,000 due July 1, 2019, followed by six monthly payments of $2,000 due on the 27th day of each month thereafter beginning July 27th, with a final payment of $1,000 due on January 27, 2020. The loan does not require the payment of any interest. The loan was paid in full during the year ended December 31, 2019.

The carrying value of the Company’s outstanding notes receivable was $2,340 and $5,520 at December 31, 2019 and 2018, respectively, all of which was due from unrelated third parties. All of the notes receivable outstanding at December 31, 2019 were classified as short-term notes receivable, and $2,967 and $2,553 were classified as short-term and long-term notes receivable, respectively, at December 31, 2018. The Company generated interest income of $2 and $715 during the years ended December 31, 2019 and 2018, respectively. The Company did not have any interest receivable outstanding at December 31, 2019 and 2018.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 12. Debt Obligations

In September 2013, the Company entered into a loan agreement with Blue Victory Holdings, Inc., a Nevada corporation (“Blue Victory”), pursuant to which Blue Victory agreed to extend a revolving line of credit facility to the Company for up to $1,000,000. In March 2017, the Company entered into an amendment to the loan agreement with Blue Victory to reduce the maximum amount of funds available under the credit facility from $1,000,000 to $50,000. The credit facility is unsecured, accrues interest at a rate of 6% per annum, and will terminate upon the earlier to occur of the fifth anniversary of the loan agreement or the occurrence of an event of default. The outstanding principal balance of the credit facility and any accrued and unpaid interest thereon are payable in full on the termination date. All loan requests are subject to approval by Blue Victory. Loans may be prepaid by the Company without penalty and borrowed again at any time prior to the termination date. Blue Victory has the right to convert all or any portion of the outstanding principal of the credit facility, together with accrued interest payable thereon, into shares of common stock at a conversion rate equal to: (i) the closing price of the common stock on the date immediately preceding the conversion date if the common stock is then listed on the OTCQB or a national securities exchange, (ii) the average of the most recent bid and ask prices on the date immediately preceding the conversion date if the common stock is then listed on any of the tiers of the OTC Markets Group, Inc., or (iii) in all other cases, the fair market value of the common stock as determined by the Company and Blue Victory. The Company did not borrow any funds under the credit facility during the years ended December 31, 2019 and 2018, and there was no principal outstanding under the credit facility at December 31, 2019 and 2018.

The Company entered into an unsecured loan with Blue Victory during the year ended December 31, 2017. Interest accrues at a rate of six percent (6%) per annum. The entire outstanding principal balance of the CNB Note plus all accrued interest is due and payable on demand by Blue Victory. The amount of principal outstanding under the loan was $30,503 at December 31, 2017. The Company borrowed $277,707 and repaid $71,877 under the loan during the year ended December 31, 2018. Accordingly, the amount of principal outstanding under the loan was $236,333 at December 31, 2018. The Company borrowed $2,616,870 and repaid $1,742,907 under the loan during the year ended December 31, 2019. Accordingly, the amount of principal outstanding under the loan was $1,110,296 at December 31, 2019. The Company recognized $23,744 of interest expense under the loan during years ended December 31, 2019.

On August 30, 2018, the Company entered into a secured convertible promissory note with Seenu G. Kasturi pursuant to which the Company borrowed $622,929 to help finance the Fat Patty’s Acquisition. A description of the note is set forth herein under Note 4. Acquisition of Fat Patty’s. At the date of the financing, because the effective conversion rate of the convertible note was less than the market value of the Company’s common stock, a beneficial conversion feature of $155,732 was recorded as a discount to the convertible note and an increase to additional paid in capital. The Company recorded a total of $31,132 and $10,442 for amortization of the discount to the convertible note during the years ended December 31, 2019 and 2018, respectively. Accordingly, the amount of unamortized debt discount outstanding was $107,952 and $139,084 at December 31, 2019 and 2018, respectively. The principal balance of the note net of unamortized debt discount outstanding was $514,977 and $483,845 at December 31, 2019 and 2018. The Company recognized $37,273 of interest expense under the convertible note during the years ended December 31, 2019.

On October 11, 2019, ARC WingHouse entered into the Loan Agreement with City National Bank pursuant to which the Company borrowed $12,250,000 to help fund the acquisition of the WingHouse Concept. In connection therewith, ARC WingHouse issued the CNB Note in favor of City in the amount of $12,250,000. A description of the Loan Agreement and CNB Note is set forth herein under Note 5. Acquisition of WingHouse. The Company repaid $235,002 under the loan during the year ended December 31, 2019. Accordingly, the amount of principal outstanding under the loan was $12,014,998 at December 31, 2019. The Company recognized $123,961 of interest expense under the loan during year ended December 31, 2019.

In addition, on October 11, 2019, ARC WingHouse issued the KCT Note in favor of the Kasturi Children’s Trust in the amount of $1,250,000 pursuant to which ARC WingHouse borrowed the funds comprising the First ARCWH Deposit. A description of the KCT Note is set forth herein under Note 5. Acquisition of WingHouse. No payments were made by ARC WingHouse under the KCT Note during the year ended December 31, 2019. Accordingly, the full principal amount of the KCT Note remained outstanding at December 31, 2019. The Company recognized $9,452 of interest expense under the loan during year ended December 31, 2019.

In addition, on October 11, 2019, ARC WingHouse issued the SW Note in favor of Soaring Wings in the amount of $1,000,000 pursuant to which ARC WingHouse borrowed the funds comprising the Second ARCWH Deposit. A description of the SW Note is set forth herein under Note 5. Acquisition of WingHouse. No payments were made by ARC WingHouse under the SW Note during the year ended December 31, 2019. Accordingly, the full principal amount of the SW Note remained outstanding at December 31, 2019. The Company recognized $12,603 of interest expense under the loan during year ended December 31, 2019.

ARC Group, Inc.

Notes to Consolidated Financial Statements

On October 11, 2019, the Company and ARC WingHouse jointly issued a promissory note in favor of Soaring Wings in the amount of $792,100 pursuant to which the Company and ARC WingHouse agreed to repay funds utilized by Soaring Wings to pay various accrued but unpaid expenses of ARC WingHouse (the “Second SW Note”; together with the First SW Note, the “SW Notes”). Interest accrues under the Second SW Note at a rate of nine percent (9%) per annum commencing May 1, 2020. The entire outstanding principal balance of the Second SW Note plus all accrued interest is due and payable on December 31, 2020. No payments were made by the Company or ARC WingHouse under the Second SW Note during the year ended December 31, 2019. Accordingly, the full principal amount of the SW Note remained outstanding at December 31, 2019. The Company did not recognize any interest expense under the loan during year ended December 31, 2019.

The carrying value of the Company’s outstanding notes payable, net of unamortized discount of $153,865 and $145,290 at December 31, 2019 and December 31, 2018, respectively, and excluding financing and operating lease liabilities, was $16,528,506 and $720,178 at December 31, 2019 and 2018, respectively. Of these amounts, $5,974,745 and $10,553,761 were classified as short-term and long-term notes payable at December 31, 2019. All of the notes payable outstanding at December 31, 2018 were short-term notes payable. The company incurred $207,033 and $18,751 of interest expense on its notes payable during the years ended December 31, 2019 and 2018, respectively.

Note 13. Leases

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table sets forth information about the Company’s operating and financing lease assets and liabilities included in its condensed consolidated balance sheet as of December 31, 2019:

	Classification on the Condensed Consolidated Balance Sheet	December 31, 2019
Assets
Operating lease right-of-use assets	Right-of-use assets	$45,420,680
Financing lease right-of-use assets	Right-of-use assets	10,175,399
Total right of use assets		$55,596,079

Liabilities
Current liabilities:
Operating lease liability	Current operating lease liabilities	$580,646
Financing lease liability	Current portion of other long-term liabilities	202,944
Non-current liabilities:
Operating lease liabilities, net of current portion	Operating lease liabilities	44,857,127
Financing lease liabilities, net of current portion	Other long-term liabilities	11,007,202
Total lease liabilities		$56,647,919

The following table sets forth the supplemental cash flow information related to the Company’s leases for the year ended December 31, 2019:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,075,257
Operating cash flows from financing leases	706,226
Financing cash flows from financing leases	575,639

The following table sets forth the components of lease costs related to the Company’s leases for the year ended December 31, 2019:

Year Ended December 31, 2019
Operating lease costs	$1,256,680

Financing lease costs:
Amortization of right-of-use assets	$575,639
Interest on lease liabilities	706,226
Total financing lease costs	$1,281,865

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table shows certain information related to the weighted-average remaining lease terms and the weighted-average discount rates for our operating and financing leases:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
	(in years)	(annual)

Operating leases	10.63	7.80%
Financing leases	18.68	8.00%

The following table sets forth the maturity of our operating and financing leases liabilities as of December 31, 2019:

	Operating Leases	Financing Leases
Year Ended December 31,
2020	$3,914,645	$897,425
2021	3,986,799	913,130
2022	4,223,585	929,110
2023	4,110,365	945,369
2024	3,986,342	961,913
Thereafter	64,331,469	14,962,120
Total lease payments	84,553,205	19,609,066
Less: imputed interest	(39,115,432)	(8,398,921)
Total	$45,437,773	$11,210,146

Note 14. Capital Stock

The Company’s authorized capital consisted of 100,000,000 shares of Class A common stock, par value $0.01 per share, at December 31, 2019 and 2018, respectively, of which 7,429,621 and 6,680,065 shares of common stock were outstanding at December 31, 2019 and 2018, respectively, 1,000,000 shares of Series A convertible preferred stock, par value $0.01 per share, at December 31, 2019 and 2018, of which 449,581 shares were outstanding at December 31, 2019 and 2018, and 2,500,000 shares of Series B convertible preferred stock, $0.01 par value per share, none of which was outstanding at December 31, 2019 and 2018.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

In May 2018, the Company issued a stock option to an employee that is exercisable into 30,000 shares of common stock. The shares were valued on the date of grant by using the Black- Scholes pricing model. The Company recognized $10,002 of stock compensation expense during the year ended December 31, 2018 in connection with the vesting of the option. In February 2019, the stock option terminated in its entirety upon the termination of the employee’s employment with the Company. In connection therewith, the stock compensation previously recognized by the Company during the year ended December 31, 2018 was reversed during the year ended December 31, 2019.

In May 2018, the Company provided an employee with the right to receive $33,000 in cash or 20,000 shares of shares of the Company’s common stock on May 15, 2021. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant and remeasured as of December 31, 2018. In accordance with ASC 718, as the employee is able to settle the right in either cash or common stock, the Company recognized $6,254 of stock compensation expense in connection therewith during the year ended December 31, 2018 and recorded a corresponding liability which has been recorded in accounts payable and accrued expenses within the Company’s consolidated balance sheet. In February 2019, the right terminated in its entirety upon the termination of the employee’s employment with the Company. In connection therewith, the stock compensation previously recognized by the Company during the year ended December 31, 2018 was reversed during the year ended December 31, 2019.

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

In August 2018, the Company entered into an agreement with Crescendo Communications, LLC to provide investor relations services to the Company. Under the terms of the agreement, the Company agreed to pay the firm $12,250 and issue 3,500 shares of common stock to the firm upon the execution of the agreement as compensation for services to be performed during the months of August and September 2018. The Company agreed to pay the firm $7,000 and issue 1,500 shares of common stock each month thereafter during the remainder of the term of the agreement. The Company recognized $22,722 of stock compensation expense under the agreement during the year ended December 31, 2019.

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

The Company recognized $147 of stock compensation expense during the year ended December 31, 2019 in connection with the vesting of 10,706 shares of common stock earned by Seenu G. Kasturi, who is the Company’s Chief Executive Officer, on January 1, 2019 under the employment agreement that he was then a party to with the Company.

In January 2019, the Company issued a restricted stock award to Seenu G. Kasturi, who is the Company’s Chief Executive Officer, pursuant to the terms of a new employment agreement that the Company entered into with him. The Company recognized $195,329 of stock compensation expense in connection therewith during the year ended December 31, 2019. A description of the new employment agreement and restricted stock award is set forth herein under Note. 16 – Commitments and Contingencies – Employment Agreements – Seenu G. Kasturi.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In January 2019, the Company commenced a private offering of up to 5,000,000 units, each unit comprised of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $1.40 per unit (the “Offering”). Each warrant was exercisable for a term of five years at an exercise price of $1.55 per share, subject to adjustment. The units were being offered without registration under the Securities Act of 1933, as amended (“Securities Act”), solely to persons who qualify as accredited investors, as that term is defined in Rule 501 of Regulation D under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated thereunder.

The Company retained Maxim Group, LLC (“Maxim”) to serve as its placement agent for the Offering. The Company agreed to Maxim a placement fee equal to 7% of the aggregate gross proceeds raised in the Offering and warrants exercisable for a term of five years to purchase 4% of the number of shares of common stock included in the units sold in the Offering at an exercise price of $1.55 per share.

The Offering could have been increased by up to an additional $1,000,000 at the mutual discretion of the Company and the placement agent. The initial closing of the Offering was conditioned, among other things, on the Company’s acceptance of subscriptions for at least $500,000 of units and the closing of the Company’s agreement to purchase all of the membership interests in SDA Holdings.

Net proceeds, if any, from the Offering were to be used to fund the deferred portion of the purchase price for the Company’s acquisition of Fat Patty’s, future payments to the persons that owned Tilted Kilt prior to SDA Holdings, and the repayment of the loan made by Seenu G. Kasturi to help fund the acquisitions of Fat Patty’s and Tilted Kilt, and the balance for general corporate purposes.

The Offering was originally contemplated to terminate on March 31, 2019, unless extended by the Company and the placement agent to a date not later than May 31, 2019. On March 31, 2019, the Company extended the offering until May 31, 2019. No securities were sold in the Offering.

In April 2019, the Company granted a restricted stock award to Alex Andre, who is the Company’s Chief Financial Officer, for a total of 225,000 shares of the Company’s common stock. The shares vest in three equal annual installments commencing on April 30, 2020. The Company recognized $69,855 of stock compensation expense in connection therewith during the year ended December 31, 2019.

In April 2019, the Company revised the terms of the Offering. As revised, the Offering covers the sale of up to 1,785,715 units, each unit comprised of one share of Series B convertible preferred stock (the “Shares”) and one warrant to purchase one share of common stock at a purchase price of $1.40 per unit, for an aggregate offering price of $2,500,000. Each warrant was exercisable for a term of five years at an exercise price equal to the lesser of: (i) $1.70 per share, and the greater of: (ii) one hundred twenty percent (120%) of the conversion price of the Shares and $0.28 per share, subject to adjustment. The units were being offered without registration under the Securities Act solely to persons who qualify as accredited investors, as that term is defined in Rule 501 of Regulation D under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(c) of Regulation D promulgated thereunder.

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

The Offering could have been increased by up to an additional $1,000,000 at the mutual discretion of the Company and Maxim. The Offering was set to terminate on April 30, 2019, unless extended by the Company and Maxim to a date not later than May 31, 2019. On April 30, 2019, the Company extended the Offering to May 31, 2019.

The initial closing of the Offering was conditioned, among other things, on the Company’s acceptance of subscriptions for at least $500,000 of Units and the closing of the Company’s agreement to purchase all of the membership interests in SDA Holdings, the sole owner of the entities which own Tilted Kilt.

The net proceeds, if any, from the Offering were be used to fund the partial repayment of the loan made by Seenu G. Kasturi, who is the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of its board of directors, to SDA Holdings to help fund SDA Holding’s acquisition of Tilted Kilt.

ARC Group, Inc.

Notes to Consolidated Financial Statements

In connection therewith, on April 17, 2019, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Convertible Preferred Stock with the Secretary of State of Nevada designating 2,500,000 shares of the Company’s authorized but unissued shares of preferred stock, $0.01 par value per share, as Series B convertible preferred stock.

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

The Offering terminated on May 31, 2019. No securities were sold in the Offering.

In October 2019, the Company issued the Put Option to Soaring Wings as partial consideration for the Acquisition. A description of the Put Option is set forth herein under Note 5. Acquisition of WingHouse. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company did not recognize any stock compensation expense in connection therewith during the year ended December 31, 2019.

In November 2019, the Company granted a restricted stock award to Joseph Dominiak, who is the Company’s Chief Operating Officer, for a total of 100,000 shares of the Company’s common stock. The shares vest in three annual installments of 33,333 shares, 33,333 shares and 33,334 shares commencing on April 30, 2020. The Company recognized $4,739 of stock compensation expense in connection therewith during the year ended December 31, 2019.

In December 2019, the Company issued 15,000 shares of its common stock to Blue Victory as payment for various outstanding payables. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company did not recognize any stock compensation expense in connection therewith during the year ended December 31, 2019.

In December 2019, the Company issued a total of 8,850 shares of its common stock to certain of its franchisees as incentive compensation. The shares were valued at a price per share equal to the closing price of the Company’s common stock on the OTCQB on the date of grant. The Company recognized $11,063 of stock compensation expense in connection therewith during the year ended December 31, 2019.

The Company recognized a total of $285,150 and $329,688 for stock compensation expense during the years ended December 31, 2019 and 2018, respectively. The Company had a total of $3,024,822 and $15,453 of stock subscription payable outstanding at December 31, 2019 and 2018, respectively.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 15. Stock Options and Warrants

The Company issued one stock option during the year ended December 31, 2018. The stock option was exercisable into 30,000 shares of common stock at an exercise price of $1.49 and vested in three equal annual installments commencing on the first anniversary of the date of issuance. The shares were valued on the date of grant by using the Black-Scholes pricing model in accordance with the provisions of ASC Topic 718. This stock option was the only stock option outstanding at December 31, 2018. In February 2019, the stock option terminated in its entirety. The Company did not issue any stock options or warrants exercisable into shares of the Company’s common stock during the year ended December 31, 2019, and no stock options or warrants were exercised during the years ended December 31, 2019 and 2018. There were no stock options or warrants outstanding at December 31, 2019.

Note 16. Stock Compensation Plans

American Restaurant Concepts, Inc. 2011 Stock Incentive Plan

In August 2011, the Company adopted the American Restaurant Concepts, Inc. 2011 Stock Incentive Plan. Under the plan, 1,214,286 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 31, 2019, 142,858 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in August 2021. On August 18, 2011, the Company filed a registration statement on Form S-8, File No. 333-176383, with the SEC covering the public sale of all 1,214,286 shares of common stock available for issuance under the plan.

ARC Group, Inc. 2014 Stock Incentive Plan

In June 2014, the Company adopted the ARC Group, Inc. 2014 Stock Incentive Plan. Under the plan, 1,000,000 shares of common stock may be granted to employees, officers and directors of, and consultants and advisors to, the Company under awards that may be made in the form of stock options, warrants, stock appreciation rights, restricted stock, restricted units, unrestricted stock and other equity-based or equity-related awards. As of December 31, 2019, all 1,000,000 shares of the Company’s common stock remained available for issuance under the plan. The plan terminates in June 2024.

Note 17. Commitments and Contingencies

Employment Agreements

Seenu G. Kasturi

On January 18, 2017, the Company appointed Seenu G. Kasturi as its President, Chief Financial Officer and Chairman of its board of directors. In connection therewith, on January 18, 2017, the Company entered into an employment agreement with Mr. Kasturi to serve as the President and Chief Financial Officer of the Company. The employment agreement was for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the employment agreement, Mr. Kasturi was paid annual compensation in the amount of $80,000 per year, consisting of: (i) an initial annual base salary of $26,000, and (ii) equity awards equal in value to $54,000 per year. Mr. Kasturi was eligible to receive increases in salary on January 1st of each subsequent year in the discretion of the Company’s board of directors. He was also eligible to receive annual bonuses in the discretion of the Company’s board of directors beginning with the Company’s fiscal year ended December 31, 2017. The employment agreement contains customary confidentiality, non-competition and non- solicitation provisions in favor of the Company.

On January 2, 2019, the Company appointed Seenu G. Kasturi as its Chief Executive Officer. As a result of the appointment, Mr. Kasturi then served as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of its board of directors. In connection therewith, on January 2, 2019, Mr. Kasturi resigned as the Company’s President and Richard W. Akam resigned as the Company’s Chief Executive Officer. Mr. Akam continues to serve as the Company’s Chief Operating Officer and Secretary.

ARC Group, Inc.

Notes to Consolidated Financial Statements

On January 2, 2019, the Company entered into an amended and restated employment agreement with Mr. Kasturi to serve as the Chief Executive Officer and Chief Financial Officer of the Company. The agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the agreement, Mr. Kasturi will be paid an initial annual base salary in the amount of $350,000. Mr. Kasturi will be eligible to receive increases in salary on January 1st of each subsequent year in the discretion of the Company’s board of directors. He will also be eligible to receive annual bonuses in the discretion of the Company’s board of directors beginning with the Company’s fiscal year ended December 31, 2019. The employment agreement contains customary confidentiality, non- competition and non-solicitation provisions in favor of the Company.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

On April 8, 2019, the Company entered into a restricted stock award agreement with Mr. Andre pursuant to which the Company granted 225,000 shares of the Company’s common stock, $0.01 par value per share, to Mr. Andre. The shares vest in accordance with the following schedule: (i) 75,000 shares on April 30, 2020; (ii) 75,000 shares on April 30, 2021; and (iii) 75,000 shares on April 30, 2022. In the event the Company terminates the employment of Mr. Andre without “cause”, as such term is defined in Section 4(c) of the Employment Agreement, his restricted stock award will vest in full immediately. In the event Mr. Andre’s employment with the Company terminates by reason of death or “disability”, as such term is defined in Section 4(b) of the Employment Agreement, or if the Company terminates Mr. Andre’s employment for “cause”, as such term is defined in Section 4(c) of the Employment Agreement, or if Mr. Andre terminates his own employment with the Company, then any shares that have not yet vested shall be forfeited to the Company. In the event of certain “changes in control” as such term is defined in the Company’s 2014 Stock Incentive Plan adopted by the Company’s board of directors on June 16, 2014, all restrictions and conditions on any of the shares then outstanding shall automatically be deemed terminated or satisfied in full, as applicable, immediately prior to the consummation of the change in control event.

Joseph Dominiak

On November 12, 2019, the “Company appointed Joseph Dominiak as its Chief Operating Officer. In connection therewith, on November 12, 2019, Richard W. Akam resigned as the Company’s Chief Operating Officer.

On November 6, 2019, the Company entered into an employment agreement with Mr. Dominiak to serve as the Chief Operating Officer of the Company. The employment agreement is for an initial term of three years with automatic one-year renewals thereafter unless earlier terminated or not renewed as provided therein. Under the terms of the agreement, Mr. Dominiak will be paid an initial annual base salary in the amount of $200,000. Beginning January 1, 2021, he will be eligible to receive increases in salary in the discretion of the Company’s board of directors. Mr. Dominiak will be eligible to receive annual bonuses on each anniversary of the Effective Date of up to 20% of his then current base salary in the discretion of the Company’s board of directors. The employment agreement contains customary confidentiality, non-competition and non- solicitation provisions in favor of the Company.

On November 12, 2019, pursuant to the terms of the employment agreement, the Company entered into a restricted stock award agreement with Mr. Dominiak under which the Company granted 100,000 shares of the Company’s common stock, $0.01 par value per share, to Mr. Dominiak. The shares vest in accordance with the following schedule: (i) 33,333 shares on November 12, 2020; (ii) 33,333 shares on November 12, 2021; and (iii) 33,334 shares on November 12, 2022. In the event the Company terminates the employment of Mr. Dominiak without “cause”, as such term is defined in Section 4(c) of the employment agreement, then all shares that would have vested within the following 12 months had the Executive continued to be employed by the Company during such period shall immediately vest in full. In the event Mr. Dominiak’s employment with the Company terminates by reason of death or “disability”, as such term is defined in Section 4(b) of the employment agreement, or if the Company terminates Mr. Dominiak’s employment for “cause”, as such term is defined in Section 4(c) of the employment agreement, or if Mr. Dominiak terminates his own employment with the Company, then any shares that have not yet vested shall be forfeited to the Company. In the event of certain “changes in control” as such term is defined in the Company’s 2014 Stock Incentive Plan adopted by the Company’s board of directors on June 16, 2014, all restrictions and conditions on any of the shares then outstanding shall automatically be deemed terminated or satisfied in full, as applicable, immediately prior to the consummation of the change in control event.

Leases

The Company is a party to numerous operating and financing leases. A general description of the leases is set forth herein under Note 13. Leases. On August 30, 2018, in connection with the Fat Patty’s Acquisition, the Company entered into the FP Master Lease. A description of the FP Master Lease is set forth herein under Note 4. Acquisition of Fat Patty’s. On October 11, 2019, in connection with the WingHouse Acquisition, ARC WingHouse entered into the WH Assignment Agreement pursuant to which Soaring Wings assigned all of its rights and obligations under the WH Master Lease to ARC WingHouse. A description of the WH Master Lease is set forth herein under Note 5. Acquisition of WingHouse.

Sponsorship Agreements

In July 2013, the Company entered into a three-year sponsorship agreement with the Jacksonville Jaguars, LLC, a Delaware limited liability company (the “Jacksonville Jaguars”), and, in connection therewith, in August 2013, entered into a subcontractor concession agreement with Levy Premium Foodservice Limited Partnership (“Levy”) for a concession stand to be located at TIAA Bank Field in Jacksonville, Florida. The Company concurrently assigned all of its rights and obligations under the concession agreement to DWG Acquisitions in return for a fee of $2,000 per month for each full or partial month during which the concession agreement is in effect. In July 2015, the Company extended its sponsorship agreement with the Jaguars by an additional two years and entered into a subcontractor concession agreement with Ovations Food Services, L.P. (“Ovations”) for a second concession stand at TIAA Bank Field. The Company concurrently assigned all of its rights and obligations under the second concession agreement to DWG Acquisitions in return for an additional fee of $3,000 per month for each full or partial month during which the concession agreement is in effect.

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

In November 2017, the Company entered into a new five-year sponsorship agreement with the Jacksonville Jaguars (the “Sponsorship Agreement”). Under the terms of the Sponsorship Agreement, during each preseason and regular season football game played by the Jacksonville Jaguars and at certain other events held at the football-based stadium in Jacksonville, Florida currently named “Everbank Field”: (i) the Company had the right to display its branding on one fixed concession stand in the Bud Light Party Zone at Everbank Field and a second concession stand located on the concourse at Everbank Field, (ii) the Company hag the right to have its food products sold or otherwise distributed from the stands and/or certain general concession areas at Everbank Field, and (iii) the Company has the right to receive a variety of stadium signage at Everbank Field, radio broadcasting on the Jacksonville Jaguars’ radio programming, and digital advertising on the Jacksonville Jaguars’ website and certain of its social media sites.

The term of the sponsorship agreement commenced on April 1, 2018 and expires on the later of: (i) the conclusion of the 2022/23 NFL season, and (ii) February 28, 2023. The Company was required to pay the Jacksonville Jaguars annual fees in the amount of $200,000 during the first year of the agreement increasing to $216,490 during the last year of the agreement. In addition, the Company is required to provide the Jacksonville Jaguars with food, beverages and serving products equal in value to $35,000 during the first year of the agreement increasing to $37,890 during the last year of the agreement. In the event the Jacksonville Jaguars play in any post-season playoff games, the Company will pay the Jacksonville Jaguars an additional amount per playoff game equal to a pro-rated portion of the annual fee applicable during the then-current year of the agreement.

On July 9, 2019, the Company entered into a First Amendment to Sponsorship Agreement with the Jacksonville Jaguars. Following the execution of the First Amendment to Sponsorship Agreement, the Sponsorship Agreement was further amended on August 18, 2020, and then again on May 7, 2021. According to the Second Amendment to the Sponsorship Agreement, in addition to the annual fees, the Company would provide the Jacksonville Jaguars with food, beverage and serving products from its restaurants with values equaling: $35,000 for the first contract year 2018/19); $35,700 for the second contract year (2019/20); and $6,875 for the third contract year (2020/21). Pursuant to the Third Amendment to the Sponsorship Agreement, the term of the agreement, shall be deemed to have commenced on April 1, 2018 and shall expire upon the later of the conclusion of the 2022/23 NFL season; or the last day of February 2023. Pursuant to the Third Amendment to the Sponsorship Agreement, the Company shall have to pay the Jacksonville Jaguars $200,000 for the first contract year (2018/19); $500,000 for the second contract year (2019/20); $150,000 for the third contract year (2020/21); $100,000 for the fourth contract year (2021/22) and $105,000 for the fifth contract year (2022/23). In the Third Amendment to the Sponsorship Agreement, the Jacksonville Jaguars acknowledge that payments for the first, second and third contract year have been paid in full. The annual fees for the fourth and fifth contract year shall be paid in four equal installment each due on or prior to July 1, August 1, September 1 and October 1 of the applicable contract year.

The Third Amendment to the Sponsorship Agreement also modified the benefits that the Company would be entitled to receive under the Sponsorship Agreement. These included stadium signage, consisting of: (i) ribbon LED signage, during each quarter of a home game, the Company would receive 30 seconds of real time of a display of any of its trademarks on one of the ribbon LED board in the stadium; (ii) corner board LED signage, during each quarter of a home game, the Company would receive 30 seconds to display an advertisement of its business on the LED video boards located in two corners of the stadium; (iii) concourse signage, the display of a Company trademark on four advertising panels in the stadium, during each jaguar’s home game. The benefits also include digital benefits consisting of: (i) Jaguars Gameday Radio Spots, one 30 second spot rotating across the initial broadcast Club Gamenday radio programming, for a total of 20 spots each NFL season during the term; and (ii) second screen experience, one minute display of a Company mark per quarter of each team game, within the Jaguar’s second screen experience. The Company shall also receive a one page display of a Company trademark in the Jacksonville’s teal deal booklet.

ARC Group, Inc.

Notes to Consolidated Financial Statements

The following table presents the future minimum annual payments under the sponsorship agreement as of December 31, 2019:

Year	Minimum Annual Payments

2020	$794,000
2021	794,000
2022	794,000
2023	794,000
2024	794,000
Thereafter	3,176,000
Total	$7,146,000

ARC Group, Inc.

Notes to Consolidated Financial Statements

Teay’s Valley Fire

On March 25, 2019, the Company experienced a fire at its Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia. As a result, the restaurant was closed for repair. The company has an insurance policy in place on the property and received insurance proceeds in the amount of $770,718 under the policy for such items as lost income and damaged equipment during the year ended December 31, 2019. The Company recorded $584,521 of the insurance proceeds under “revenue – restaurant sales” for the year ended December 31, 2019 on its consolidated statements of operations as that portion of the insurance proceeds was paid for lost income from business interruption, and recorded the remaining $186,197 of the insurance proceeds under “income from insurance proceeds” on its consolidated statements of operations for the year ended December 31, 2019 as that portion of the insurance proceeds was for equipment and other assets that were destroyed in the fire. The restaurant reopened on November 18, 2019.

Note 18. Related-Party Transactions

Except as otherwise set forth below, all of the following transactions are with Seenu G. Kasturi or an entity affiliated with Mr. Kasturi. On January 18, 2017, Mr. Kasturi was appointed as the Company’s President, Chief Financial Officer and Chairman of the Company’s board of directors. As of December 31, 2019, Mr. Kasturi was the beneficial owner of 19.2% of the Company’s common stock and 100% of the Company’s Series A convertible preferred stock, collectively representing 87.3% of the voting power of the Company’s capital stock.

Seenu G. Kasturi has served as Vice President and Controller of Tilted Kilt Franchise Operating, LLC, an Arizona limited liability company (“TKFO”) from June 2018 until March 2020, at which time he was appointed President of TKFO. He has owned all of the outstanding membership interests in DWG Acquisitions, LLC, a Louisiana limited liability company (“DWG Acquisitions”), and Raceland QSR, LLC, a Louisiana limited liability company (“Raceland QSR”), and has served as the President, Treasurer and Secretary of DWG Acquisitions and Raceland QSR, since their formation in 2013 and 2012, respectively. Mr. Kasturi has owned 90% of the equity interests in Blue Victory and has served as its President, Treasurer, Secretary and sole member of its board of directors since its formation in 2009. He also owned all of the outstanding membership interests in Seediv, and served as its President, Treasurer and Secretary, from its formation in July 2016 to December 19, 2016, the date the Company acquired Seediv.

Employment Agreements

The Company is a party to employment agreements with certain of its executive officers. A description of the employment agreements is set forth herein under Note 17. Commitments and Contingencies – Employment Agreements.

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

Leases

On November 15, 2018, the Company entered into a triple net lease with the Kasturi Children’s Trust for its new corporate headquarters located at 1409 Kingsley Ave., Ste. 2, Orange Park, Florida. The lease is for a term of 60 months and provides the Company with an option to extend the lease by three additional five-year periods. The lease provides for rent payments in the amount of $4,000 per month. The Kasturi Children’s Trust is an irrevocable trust for which the children of Seenu G. Kasturi are the beneficiaries. The trustee of the Kasturi Children’s Trust is an unrelated third party.

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

In May 2014, DWG Acquisitions entered into a triple net lease with Raceland QSRfor the Youngerman Circle Restaurant. The lease provides for a monthly rent payment equal to 7% of the restaurant’s monthly net sales. The lease has an initial term of 10 years and renews automatically for additional one-year terms unless prior written notice is provided by either party. The lease was assumed by Seediv when Seediv acquired all of the assets and liabilities associated with the Nocatee and Youngerman Circle Restaurants from DWG Acquisitions pursuant to the terms of the Seediv Purchase Agreement.

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

On July 1, 2015, DWG Acquisitions entered into a lease with Arquette Development Corporation, a Florida corporation (“Arquette Development”), for the Dick’s Wings and Grill restaurant located at 1136 Thomas Drive, Panama City Beach, Florida (the “Panama City Lease”). The lease provided for rent payments of $5,000 plus an additional annual rent payment equal to the amount by which 6% of the restaurant’s annual gross sales exceeds $1,200,000. The lease had an initial term of three years and provided DWG Acquisitions with an option to extend the lease for three additional three-year periods. The lease expired on June 30, 2018 and was not renewed by DWG Acquisitions. Upon the expiration of the lease, DWG Acquisitions entered into a month-to- month tenancy with Arquette Development pursuant to which DWAG PCB, LLC, a Florida limited liability company that is a wholly-owned subsidiary of the Company (“DWAG PCB”), makes monthly rent payments of $3,000 to Arquette Development on behalf of DWG Acquisitions. This location was permanently closed on December 24, 2019; and the month tenancy with Arquette Development was terminated.

Franchise Agreements

Prior to December 31, 2018, the Company had been a party to several franchise agreements with DWG Acquisitions pursuant to which DWG Acquisitions owned and operated Dick’s Wings restaurants. The terms of these franchise agreements were identical to the terms of the franchise agreements that the Company enters into with unrelated franchisees, except that the Company did not require DWG Acquisitions to pay a franchise fee to the Company under the franchise agreements for the Nocatee and Youngerman Circle Restaurants. The Company generated $204,391 in royalties and franchise fees through its franchise agreements with DWG Acquisitions during the year ended December 31, 2018. The Company also had a total of $41,512 for accounts payable and accrued expenses outstanding from DWG Acquisitions at December 31, 2018. The Company terminated the last of its franchise agreements with DWG Acquisitions during the year ended December 31, 2018 and is no longer a party to any franchise agreements with DWG Acquisitions. Accordingly, it did not generate any royalties and franchise fees during the year ended December 31, 2019. The Company did not have any accounts payable and accrued expenses outstanding from DWG Acquisitions at December 31, 2019.

In September 2018, the Company became a franchisee of a Tilted Kilt restaurant located in Gonzales, Louisiana. Richard W. Akam, who served as the Company’s Chief Operating Officer and Secretary until November 2019, served as President of TKFO from June 2018 until March 2020, and Ketan Pandya, who serves as a member of the Company’s board of directors, has served as Vice President of Franchise Relations of TKFO since June 2018. Fred D. Alexander, who serves as a member of the Company’s board of directors, is the owner of SDA Holdings. The Company closed the Tilted Kilt restaurant and terminated the franchise agreement in August 2019. The Company paid ad fund fees of $9,423 to Tilted Kilt during the year ended December 31, 2019. The Company was not required to pay any royalties or franchise fees to Tilted Kilt under its franchise agreement with Tilted Kilt. The restaurant closed in August 2019.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Series A Convertible Preferred Stock

In June 2018, the Company entered into a securities purchase agreement with Seenu G. Kasturi pursuant to which the Company issued Mr. Kasturi 449,581 shares of Series A convertible preferred stock in exchange for 449,581 shares of common stock then held by Mr. Kasturi. A description of this transaction is set forth herein under Note 14. Capital Stock.

Acquisitions and Dispositions

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

On August 30, 2018, the Company closed upon the asset purchase agreement for Fat Patty’s. In connection therewith, the Company issued a secured convertible promissory note to Seenu G. Kasturi pursuant to which the Company borrowed $622,929 to help finance the acquisition. A description of the promissory note is set forth herein under Note 12. Debt Obligations.

On October 30, 2018, the Company entered into a membership interest purchase agreement with SDA Holdings, LLC, a Louisiana limited liability company (“SDA Holdings”), and Fred D. Alexander pursuant to which the Company agreed to acquire all of the issued and outstanding membership interests in SDA Holdings for $10. SDA Holdings is the owner of the Tilted Kilt Pub & Eatery® restaurant franchise.

The closing of the transaction was conditioned upon SDA Holdings, Trustee Services Group (the “Custodian”), Mr. Kasturi, Let’s Eat Incorporated (“Let’s Eat”), the Reilly Group, LLC (the “Reilly Group”) and John Reynauld entering into an amendment to that certain Custodian Agreement, dated June 7, 2018, by an among the parties to add SDA Holdings as a party to the agreement and remove Mr. Kasturi as a party to the agreement, in which event SDA Holdings will be required to deliver 718,563 shares of the Company’s common stock to the Custodian. The closing of the transaction was also conditioned upon the Company raising gross proceeds of at least $2,000,000 through the sale of debt or equity securities, as well as other customary closing conditions. Upon closing of this acquisition, the Company would issue 666,667 shares of common stock to Mr. Kasturi, place 718,563 shares of common stock into escrow to replace a like number of shares placed in escrow by Mr. Kasturi, and through a wholly-owned subsidiary, be the obligor under a demand promissory note in favor of Mr. Kasturi in the principal amount of up to $2,500,000.

On December 31, 2019, SDA Holdings and Messrs. Kasturi and Alexander entered into a termination and mutual release agreement pursuant to which the transaction was terminated and each party released each of the other parties from any and all claims that they may have had under the membership interest purchase agreement.

Richard W. Akam, who served as the Company’s Chief Operating Officer and Secretary until November 2019, served as President of TKFO from June 2018 until March 2020. Ketan Pandya, who serves as a member of the Company’s board of directors, served as Vice President of Franchise Relations of TKFO from June 2018 until March 2020. Mr. Alexander serves as a member of the Company’s board of directors.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 19. Judgments in Legal Proceedings

On February 25, 2011, a legal proceeding entitled Duval Station Investment, LLC vs. Hot Wing Concepts, Inc. d/b/a Dick’s Wings and Grill, and American Restaurant Concepts, Inc. was filed with the Fourth Judicial Circuit Court in and for Duval County, Florida. In the complaint, the plaintiff alleged damages for breach of guaranty. On October 4, 2011, a final judgment was entered by the court in favor of the plaintiff in the amount of $161,747, and on November 11, 2011 a final judgment for attorneys’ fees and costs was entered in favor of the plaintiff in the amount of $33,000. These judgments, together with accrued interest of $2,369 thereon, resulted in a total loss from legal proceedings of $197,116 during the year ended December 25, 2011. The Company had not paid any part of the judgment or the accrued interest thereon. As a result, the loss was reflected in settlement agreements payable at December 31, 2018. Interest expense in the amount of $11,272 accrued on the outstanding balance of the loss during each of the years ended December 31, 2019 and 2018. The interest expense was credited to settlement agreements payable. The Company had accrued interest of $92,794 and $81,522 outstanding at December 31, 2019 and 2018, respectively. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $92,794 totaled $287,541 at December 31, 2019. The outstanding judgment and legal fees in the amount of $194,747 along with the accrued interest of $81,522 totaled $276,269 at December 31, 2018.

In January 2015, Santander Bank filed a complaint against the Company in the Circuit Court, Fourth Judicial Circuit in and for Duval County, Florida, seeking damages of $194,181 plus interest, costs and attorney’s fees for breach of a guaranty of certain obligations of Ritz Aviation, LLC (“Ritz Aviation”) under a promissory note executed by Ritz Aviation in July 2005. During the Company’s fourth fiscal quarter of 2016, Santander Bank informed the Company that certain assets of Ritz Aviation had been sold for $82,642 and that the proceeds from the sale were applied towards the balance of the damages being sought, resulting in an outstanding balance of damages sought of $111,539. The outstanding balance of damages sought was reflected in accrued legal contingency at December 31, 2019 and 2018. Interest expense in the amount of $7,829 accrued on the outstanding balance of the accrued legal contingency during each of the years ended December 31, 2019. The interest expense was credited to accrued legal contingency. A total of $49,467 and $41,638 of accrued interest, and $10,586 of other expenses (excluding legal fees), were outstanding at December 31, 2019 and 2018, respectively, resulting in an aggregate potential loss of $171,593 and $163,764 at December 31, 2019 and 2018, respectively. This case is currently pending.

Note 20. Segment Reporting

The Company has two reportable segments, which are Company-owned restaurants and franchise operations.

Company-Owned Restaurants

Company-owned restaurants consist of several brands that are aggregated into one reportable segment because of the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the nature of the regulatory environment, and store level profit margin for each of the brands are similar. The brands are Dick’s Wings and Grill, WingHouse, and Fat Patty’s. All Company-owned restaurants are casual dining restaurants. There were a total of 40 and nine company-owned restaurants at December 31, 2019 and 2018, respectively.

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

ARC Group, Inc.

Notes to Consolidated Financial Statements

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

There were a total of 14 and 19 franchised restaurants at December 31, 2019 and 2018, respectively.

Segment Financial Information

Information on segments and a reconciliation of income from operations to net loss is as follows:

	Year Ended December 31,
	2019	2018
Revenue
Company-owned restaurants	$28,209,180	$8,374,022
Franchise operations	881,844	1,126,515
Total revenue	$29,091,024	$9,500,537

Net loss
Company-owned restaurants	$201,110	$174,398
Franchise operations	262,538	733,696
Total income from operations	463,648	908,094
Corporate and unallocated expenses	(3,108,094)	(1,190,577)
Net loss	$(2,644,446)	$(282,483)

Depreciation and Amortization
Company-owned restaurants	$606,426	$251,633
Franchise operations	—	—
Corporate	5,511	1,281
Total	$611,937	$252,914

Capital Expenditures
Company-owned restaurants	$1,178,123	$12,658,385
Franchise operations	—	—
Corporate	9,000	32,917
Total	$1,187,123	$12,691,302

ARC Group, Inc.

Notes to Consolidated Financial Statements

Note 21. Subsequent Events

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic based on the rapid increase in exposure globally.

The spread of COVID-19 resulted in a significant reduction in sales at our restaurants due to changes in consumer behavior as well as social distancing practices, dining room closures and other restrictions that have been mandated or encouraged by federal, state and local governments. At the end of the first quarter of 2020, we temporarily closed all Company-owned restaurant dining rooms as we transitioned to an off-premise business model and temporarily delayed our expansion plans. Beginning in late April 2020, we began to reopen certain dining room locations as permitted by state and local governments. By the end of June 2020, many of our Company-owned restaurant dining rooms and patios were open in various capacities.

We have implemented numerous initiatives to combat the negative effects COVID-19 has had on our business. We invested heavily in generating sales through online ordering, mobile app ordering, curbside service and third-party delivery. We also took a number of proactive measures to adapt our business to lower demand levels during COVID-19, including significantly reducing costs, suspending all new restaurant construction and non-essential capital expenditures and negotiating rent concessions with landlords. Notwithstanding all of the actions we have taken, COVID-19 has had a significant negative impact on our businesses, financial condition and results of operations.

The ultimate of COVID-19 on our business is difficult to estimate due to the uncertainty about the duration of the pandemic, the development and distribution of effective treatments, cures or vaccines, and related government restrictions. We cannot predict whether, when or the manner in which COVID-19 may impact the capacity of our dining rooms and the operational restrictions that may be imposed on us. The extent and the duration of the spread of the virus and could lead to further reduced sales, capacity restrictions, restaurant closures, delays in our supply chain, or impair our ability to staff accordingly, which could further adversely impact our business, financial condition and results of operations.

First Round of Paycheck Protection Program Loans

Between April 15, 2020 and April 17, 2020, the Company and each of ARC WingHouse, Seediv, ARC Fat Patty’s, DWAG Tallahassee, LLC, a Florida limited liability company that is a wholly-owned subsidiary of the Company, and DWAG Valdosta, LLC, a Georgia limited liability company that is a wholly-owned subsidiary of the Company (“DWAG Valdosta”), executed loan documents for loans in the aggregate amount of $6,064,560 for which City National Bank served as lender pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) as administered by the U.S. Small Business Administration (the “SBA”). On April 19, 2020, the Company learned that the loans had been funded and closed.

The loans are evidenced by promissory notes issued by the borrowers in favor of City National Bank. The notes have a term of two years and bear interest at a rate of one percent (1%) per year. Monthly principal and interest payments will commence on the six-month anniversary of the loans. The borrowers may prepay the loans at any time without incurring any prepayment penalties. Under the terms of the loans, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA. The notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and certain material adverse events.

First Round of Paycheck Protection Program (PPP) Loans Forgiveness

ARC WingHouse applied for and received complete forgiveness of the $4,542,860 loan it received under the PPP loan program. Principal and accrued interest were fully forgiven on April 5, 2021. As authorized by Section 1106 of the CARES Act, SBA has remitted to the Lender of Record the payment for forgiveness of the Borrower’s Paycheck Protection Program (PPP) loan.

ARC Fat Patty’s applied for and received complete forgiveness of the $884,600 loan it received under the PPP loan program. Principal and accrued interest were fully forgiven on April 5, 2021. As authorized by Section 1106 of the CARES Act, SBA has remitted to the Lender of Record the payment listed above for forgiveness of the Borrower’s Paycheck Protection Program (PPP) loan.

Change of Accounting System

On May 27,2021, ARC Group Inc changed its accounting software for all entities to Restaurant365. Restaurant365 is a all-in-one, cloud-based, back-office system built specifically for restaurants. By the end of August all-in-one Point-of-Sale and management system implemented in order to improve operations, increase sales, and improve the guest experience.

Change of Accounting Firm

On March 24, 2020, the Company”) dismissed Eide Bailly, LLC as the Company’s independent registered public accounting firm. On March 24, 2020, the Company’s board of directors approved the engagement of M&K CPAS, PLLC as the Company’s new independent registered public accounting firm for the Company’s fiscal year ending December 31, 2019.

Second Amendment to Sponsorship Agreement

In August 2020, the Company entered into a Second Amendment to Sponsorship Agreement with the Jacksonville Jaguars. The amendment further amended the terms of that certain Sponsorship Agreement, dated November 27, 2017, by and between the Company and the Jaguars. Under the terms of the amendment, the parties agreed to reduce the benefits to be received by the Company and the term of the agreement. The amendment is for a term of three NFL football seasons, is deemed to have commenced as of April 1, 2018, and expires on the later of: (i) the conclusion of the 2020/21 NFL season, and (ii) the last day in February 2021. The Company is required to pay the Jaguars annual fees in the amount of $200,000 during the 2018/19 NFL season, $500,000 during the 2019/20 NFL season, and $150,000 during the 2020/21 NFL season. In addition, the Company is required to provide the Jaguars with food, beverages and serving products equal in value to $35,000 during the 2018/19 NFL season, $35,700 during the 2019/20 NFL season, and $6,875 during the 2020/21 NFL season.

Third Amendment to Sponsorship Agreement

In May 2021, the Company entered into a Third Amendment to Sponsorship Agreement with the Jacksonville Jaguars. The amendment further amended the terms of that certain Sponsorship Agreement, dated November 27, 2017, by and between the Company and the Jaguars. Under the terms of the amendment, the parties agreed to extend the term of this agreement to: (i) the conclusion of the 2022/23 NFL season, and (ii) the last day in February 2023. The term deemed to have commenced as of April 1, 2018. The Company is required to pay the Jaguars annual fees in the amount of $200,000 during the 2018/19 NFL season, $500,000 during the 2019/20 NFL season, $150,000 during the 2020/21 NFL season, $100,000 during the 2021/22 NFL season, and $105,000 during the 2022/23 NFL season. In addition, the Company will not be required to provide the Jaguars with food, beverages or serving during any of the seasons under contract.

ARC Group, Inc.

Notes to Consolidated Financial Statements

ARC Fat Patty’s Main Street Loan

On September 18, 2020 ARC Fat Patty’s, LLC, a wholly-owned subsidiary of the Company (“ARC Fat Patty’s”) executed a Loan and Security Agreement, a Promissory Note, and related documents for a loan in the aggregate amount of $4,369,860 for which City National Bank of Florida (“City National Bank”) served as lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. On September 24, 2020, the Company learned that the Loans had been funded and closed.

The note has a term of five years and bears interest at a rate per annum equal to: (i) the London Interbank Offered Rate for 30-day U.S. dollar deposits as published in the “Money Rates” column of the local edition of The Wall Street Journal, plus (ii) three percent (3%). Commencing on October 18, 2021 and continuing on the eighteenth (18th) day of each month thereafter, ARC Fat Patty’s shall make consecutive monthly payments of accrued interest. On September 18, 2023 and September 18, 2024, ARC Fat Patty’s must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the note together with all accrued and unpaid interest is due and payable in full on September 18, 2025. ARC Fat Patty’s may prepay the loan at any time without incurring any prepayment penalties. The note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. As security for the Note, ARC Fat Patty’s granted City National Bank a security interest in and to any and all of its property.

Transfer of Soaring Wings Promissory Notes

On October 15, 2020, Soaring Wings sold the SW Notes to the Kasturi Children’s Trust for $625,000. In connection therewith, the Kasturi Children’s Trust and ARC WingHouse entered into allonges to each of the SW Notes pursuant to which: (i) the maturity dates of each of the SW Notes was extended to October 15, 2021, (ii) ARC WingHouse agreed to make quarterly interest payments of $17,882 on the First SW Note commencing January 1, 2021, and (iii) ARC WingHouse agreed to make quarterly interest payments of $12,500 on the Second SW Note commencing January 1, 2021. All principal and accrued but unpaid interest is due in full on the maturity dates of the SW Notes.

ARC WingHouse Main Street Loan

On October 22, 2020, ARC WingHouse executed a Loan and Security Agreement, a Promissory Note, and related documents for a loan in the aggregate amount of $3,180,900 for which City National Bank served as lender pursuant to the Main Street Priority Loan Facility as established by the Board of Governors of the Federal Reserve System Section 13(3) of the Federal Reserve Act. On October 27, 2020, the Company learned that the Loans had been funded and closed. The note has a term of five years and bears interest at a rate per annum equal to: (i) the London Interbank Offered Rate for 30-day U.S. dollar deposits as published in the “Money Rates” column of the local edition of The Wall Street Journal, plus (ii) three percent (3%). Commencing on November 22, 2021 and continuing on the twenty-second (22nd) day of each month thereafter, ARC WingHouse shall make consecutive monthly payments of accrued interest. On October 22, 2023 and October 22, 2024, ARC WingHouse must make an annual payment of principal plus accrued but unpaid interest in an amount equal to fifteen percent (15%) of the outstanding principal balance of the note (inclusive of accrued but unpaid interest). The entire outstanding principal balance of the note together with all accrued and unpaid interest is due and payable in full on October 22, 2025. ARC WingHouse may prepay the loan at any time without incurring any prepayment penalties. The note provides for customary events of default, including, among others, those relating to a failure to make payment, bankruptcy, breaches of representations and covenants, and the occurrence of certain events. As security for the note, ARC WingHouse granted City National Bank a security interest in and to any and all of its property.

Assignment of Bremer Bank Debt

On October 28, 2020, ARC Fat Patty’s and Bremer Bank, National Association, a national banking association (“Bremer Bank”), entered into that certain Assignment Agreement pursuant to which Bremer Bank assigned all of its right, title and interest to a promissory note in the principal amount of $8,000,000 issued by Wisconsin Apple, LLC, a Louisiana limited liability company owned by Seenu G. Kasturi, the Company’s Chief Executive Officer, and the other related loan documents to ARC Fat Patty’s for $4,000,000. The note had a remaining outstanding principal amount owed of $7,691,034 on the date of the transaction. In connection therewith, Louisiana Apple, LLC, a Louisiana limited liability company owned by Mr. Kasturi (“Louisiana Apple”), entered into an agreement with ARC Fat Patty’s pursuant to which Louisiana Apple agreed to pay $3,000,000 to ARC Fat Patty’s and issued a promissory note to Fat Patty’s in the principal amount of $1,000,000 (the “LA Apple Note”). The LA Apple Note is payable in 12 equal monthly installments of interest only in the amount of $4,166.67 during the period commencing November 27, 2020 and ending October 27, 2021, on which date a final payment in the amount of $1,004,166.67 is due and payable.

Stock Compensation

On January 30, 2020 the Company recognized $11,294.55 of stock compensation expense in connection with the granting of 20,000 shares of common stock earned by Rym Merrill, who is the Company’s Director of Accounting. The shares were granted by an action by unanimous written consent of the Board of Directors.

On May 18, 2020 the Company recognized $32,000.00 of stock compensation expense in connection with the granting of 100,000 shares of common stock earned by Ketan Padya, who is a Company Board Member. The shares were granted by an action by unanimous written consent of the Board of Directors

On October 20, 2020 the Company recognized $6,062.40 of stock compensation expense in connection with the granting of 15,156 shares of common stock granted to Let’s Eat by an action by unanimous written consent of the Board of Directors.

On October 20, 2020, the Company recognized $16,000 of stock compensation expense in connection with the granting of 40,000 shares of common stock granted to Let’s Eat by an action by unanimous written consent of the Board of Directors.

The Company recognized $9,593.40 of stock compensation expense during the year ended December 31, 2020 in connection with the granting of 18,000 shares of common stock granted to Crescendo from January 1 2020 and monthly through December 1, 2020 in connection with the investor relations advisory services agreement dated August 7, 2018.

ARC Group, Inc.

Notes to Consolidated Financial Statements

Amendments to WH Master Lease

On February 12, 2020, April 21, 2020 and October 29, 2020, ARC WingHouse and Store Master Funding entered into that certain Amended and Restated Master Lease, Second Amended and Restated Master Lease and Third Amended and Restated Master Lease, respectively, the collective effect of which was to add the Company and Seenu G. Kasturi, who is the Company’s Chief Executive Officer, as guarantors and to reduce the aggregate base annual rent from $2,041,848 to $1,904,763 in connection with the sale of one of the properties and the closure of the WingHouse restaurant located thereon.

Second Round of Paycheck Protection Program Loans

Between January 20, 2021 and February 1, 2021, the Company and each of ARC WingHouse, Seediv, ARC Fat Patty’s, LLC, and DWAG Valdosta, LLC, which are subsidiaries of the Company, executed loan documents for loans in the aggregate principal amount of $4,048,850 for which City National Bank served as lender pursuant to the Paycheck Protection Program of the CARES Act as administered by the SBA. Between February 2, 2021 and April 30, 2021, loans in the aggregate principal amount of $2,048,848 were funded and closed.

The loans are evidenced by promissory notes issued by the borrowers in favor of City National Bank. The notes have a term of five years and bear interest at a rate of one percent (1%) per year. Monthly principal and interest payments will commence on 10th day after the first month after the expiration of the Deferment Period (as defined below). The borrowers may prepay the loans at any time without incurring any prepayment penalties. Under the terms of the loans, up to the entire amount of principal and accrued interest may be forgiven to the extent the proceeds of the loans are used for qualifying expenses as described in the CARES Act and applicable implementing guidance issued by the SBA. The notes provide for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and certain material adverse events.

“Deferment Period” means the period commencing on the date the applicable loans closed and ending on the earlier of: (a) the date on which the amount of loan forgiveness for the applicable loan determined under section 1106 of the CARES Act is remitted to City National Bank by the SBA, (b) the date that the SBA advises City National Bank that all or part of the applicable loan has not been forgiven, provided that the applicable borrower has applied for forgiveness within 10 months of the end of the Forgiveness Period (as defined below) of the loan or (c) if the applicable borrower fails to apply for forgiveness for the applicable by the end of the Forgiveness Period, a date that is not earlier than the date that is 10 months after the last day of the Forgiveness Period.

“Forgiveness Period means the period beginning on the date the funds are disbursed to the applicable borrower (the “Disbursement Date”) and ending on any date selected by the borrower that is no earlier than the date eight weeks from the Disbursement Date and no later than the date 24 weeks from the Disbursement Date.

Also on January 2, 2019, the Company entered into a Second Amendment to Employment Agreement with Richard W. Akam pursuant to which Mr. Akam resigned as the Company Chief Executive Officer but retained his positions as the Company’s Chief Operating Officer and Secretary. Mr. Akam’s employment was terminated in March, 2020.

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

Store Closures

Due to the Covid-19 pandemic, certain poorly performing assets were further imperiled. Under the WingHouse brand, certain Florida locations, specifically the Doral, Davie, Altamonte and Gainesville locations were closed. For the Dick’s Wings and Grill brand, the corporate owned store in Tallahassee was closed permanently in March of 2020 due to covid.

Operations at the WingHouse Davie location ceased in March of 2020. ARC WingHouse entered into a lease settlement agreement with Prisa (the “Davie Landlord”) on December, 2020, whereby WingHouse agreed to pay Prisa a total of $525,000. The settlement payment is structured as follows: $250,000 paid upon execution of the settlement. The remaining balance of $275,000 to be paid in twelve equal monthly installments of $22,916.67 commencing in January 15, 2021. The current lease liability prior to the settlement was $2,148,502 as of December 31, 2020.

Operations at the WingHouse Doral location ceased in March of 2020. ARC WingHouse entered into a lease settlement agreement with DBH Properties, LTD (the “Doral Landlord”) on August 19, 2020, whereby the lease was fully settled for a total of $200,000, structured as follows: $80,000 was paid upon execution of the settlement followed by twelve monthly payments of $5,000 per month commencing on September 1, 2020 and six $10,000 monthly payments starting on September 1, 2021 with the final payment being made on February 1, 2022. The lease liability prior to the settlement was $2,006,162.

Operations at the WingHouse Altamonte Location ceased in March of 2020. The store remains closed. ARC WingHouse is collaborating with Store Capital, the “Altamonte Landlord” to reach an agreement to sub-lease or divest of the property. ARC WingHouse is paying rent on the closed location until such event occurs.

Operations at the WingHouse Gainesville location ceased on 11/15/2020. The location was sold by Store Capital, the “Gainesville Landlord”. The lease liability for the WingHouse Gainesville location was incorporated in the total lease liability under the Store Capital Master Lease Agreement. On February 12, 2020, April 21, 2020 and October 29, 2020, ARC WingHouse and Store Master Funding entered into that certain Amended and Restated Master Lease, Second Amended and Restated Master Lease and Third Amended and Restated Master Lease, respectively, the collective effect of which was to add the Company and Seenu G. Kasturi, who is the Company’s Chief Executive Officer, as guarantors and to reduce the aggregate base annual rent from $2,041,848 to $1,904,763 in connection with the sale of one of the properties and the closure of the WingHouse Gainesville location.

Operations at the Dick’s Wings and Grill Tallahassee location ceased in March of 2020. DWAG Tallahassee, a wholly owned subsidiary of ARC Group Inc, entered into a settlement agreement with Bannerman Crossings III, LLC, the “Tallahassee DWG Landlord,” in December of 2020 for a total of $130,000. The settlement payment structure is the following: a payment of $75,000 was made on the execution date of the agreement; a second payment of $15,000 was made thirty days after the execution date of the agreement; a third payment of $10,000 was made sixty days after the execution date of the agreement, and payments of $5,000 each shall be made on the ninetieth (90th), one hundred and twentieth (120th), one hundred and fiftieth (150th), one hundred and eightieth (180th), two hundred and tenth (210th), and two hundred and fortieth (240th) day following the execution date of the agreement.

ARC Group, Inc.

Notes to Consolidated Financial Statements

On March 25, 2019, the Company experienced a fire at its Fat Patty’s restaurant located at 5156 State Route 34 in Hurricane, West Virginia. As a result, the restaurant was closed for repair. The company has an insurance policy in place on the property and received insurance proceeds in the amount of $770,718 under the policy for such items as lost income and damaged equipment during the year ended December 31, 2019. The Company recorded $584,521 of the insurance proceeds under “revenue – restaurant sales” for the year ended December 31, 2019 on its consolidated statements of operations as that portion of the insurance proceeds was paid for lost income from business interruption, and recorded the remaining $186,197 of the insurance proceeds under “income from insurance proceeds” on its consolidated statements of operations for the year ended December 31, 2019 as that portion of the insurance proceeds was for equipment and other assets that were destroyed in the fire. The restaurant reopened on November 18, 2019.